Form 10-Q
period 1995-03-31
ALFA CORP
filed 1995-05-12
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1995  Commission File Number 0-11773


                               ALFA CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


         Delaware                                                    063-0838024
- - - - --------------------------------------------------------------------------------
(State of Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:  P. O Box 11000, Montgomery, Alabama   36191-0001)
- - - - ---------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                               (334) 288-3900
                                                                  --------------


                   None
- - - - ------------------------------------------

Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes      X         No_________
                                              ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


            Class                                    Outstanding March 31, 1995
- - - - ------------------------------                       -------------------------
Common Stock, $1.00 par value                             40,785,912 shares

                               ALFA CORPORATION

                                     INDEX

Part I.         Financial Information                                                                     Page No.
                                                                                                          --------
                (Condensed Consolidated Unaudited)
        Item 1.   Financial Statements

               Balance Sheets -- March 31, 1995 and
               December 31, 1994                                                                                 3

               Statements of Income, Three Months
               ended March 31, 1995 and 1994                                                                     4

               Statements of Cash Flows, Three
               Months ended March 31, 1995 and 1994                                                              5


               Notes to Financial Statements                                                                     6

        Item 2.

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                    8

Part II.       Other Information                                                                               16

        Item 6.

               Exhibits and Reports on Form 8-K                                                                16

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                            March 31,        December 31,
                                                                        -------------------------------------
                                                                              1995               1994
                                                                        -------------------------------------
Assets                                                                     (Unaudited)
 Investments:
   Fixed Maturities Held for Investment, at amortized cost
    (market value $4,736,766 in 1995 and $4,855,786 in 1994)               $  4,509,869       $  4,701,143
   Fixed Maturities Available for Sale, at market value
    (amortized cost $520,159,103 in 1995 and $499,519,431 in 1994)          516,506,983        473,569,270
   Equity Securities, at market (cost $60,785,903
    in 1995 and $62,840,541 in 1994)                                         74,444,287         71,811,785
   Mortgage Loans on Real Estate                                              1,137,268          1,180,085
   Investment Real Estate (net of accumulated
    depreciation of $1,084,341 in 1995 and
    $1,034,764 in 1994)                                                       1,395,425          1,425,765
   Policy Loans                                                              26,748,203         25,561,728
   Other Long-term Investments                                              117,602,494        115,061,499
   Short-term Investments                                                    25,769,405         24,762,467
- - - - -------------------------------------------------------------------------------------------------------------
    Total Investments                                                       768,113,934        718,073,742
Cash                                                                          1,309,669         11,750,197
Accrued Investment Income                                                     9,176,412          9,070,828
Accounts Receivable                                                           6,716,568          9,008,302
Due from Affiliates                                                           6,564,688          1,800,310
Deferred Policy Acquisition Costs                                            91,171,131         89,012,566
Deferred Income Taxes                                                                            2,913,291
Other Assets                                                                  4,685,884          4,740,961
- - - - -------------------------------------------------------------------------------------------------------------
    Total Assets                                                           $887,738,286       $846,370,197
=============================================================================================================

Liabilities
 Policy Liabilities and Accruals                                           $363,586,497       $349,003,558
 Unearned Premiums                                                           82,484,394         79,426,172
 Dividends to Policyholders                                                   8,597,307          8,553,904
 Premium Deposit and Retirement Deposit Funds                                 8,680,275          9,191,782
 Deferred Income Taxes                                                        7,413,979
 Other Liabilities                                                           28,650,000         31,446,801
 Due to Affiliates                                                                                 179,650
 Notes Payable                                                               89,179,893         93,128,142
 Notes Payable to Affiliates                                                 20,866,082         20,454,742
- - - - -------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                       609,458,427        591,384,751
- - - - -------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
 Preferred Stock, $1 par value
   Shares authorized: 1,000,000
   Issued: None
 Common Stock, $1 par value
   Shares authorized:  110,000,000
   Issued:  41,891,512
   Outstanding:  40,785,912                                                  41,891,512         41,891,512
 Capital in Excess of Par Value                                              21,276,023         21,276,023
 Net Unrealized Investment Gains (Losses)
   (Less applicable deferred income taxes)                                    5,164,633        (10,980,201)
 Retained Earnings                                                          214,579,461        207,429,882
 Treasury Stock: at cost (1,105,600 shares)                                  (4,631,770)        (4,631,770)
- - - - -------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                              278,279,859        254,985,446
- - - - -------------------------------------------------------------------------------------------------------------
    Total Liabilities and
    Stockholders' Equity                                                   $887,738,286       $846,370,197
=============================================================================================================

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        -------------------------------

                                                                              1995            1994
                                                                        -------------------------------

Revenues
 Premiums and Policy Charges                                               $76,783,144     $58,392,434
 Net Investment Income                                                      12,138,844      10,894,375
 Realized Investment Gains                                                     265,277       2,497,825
 Other Income                                                                  623,940         724,575
- - - - -------------------------------------------------------------------------------------------------------

  Total Revenues                                                            89,811,205      72,509,209
- - - - -------------------------------------------------------------------------------------------------------

Benefits and Expenses
 Benefits & Settlement Expenses                                             55,655,814      47,915,566
 Dividends to Policyholders                                                    833,526         803,645
 Amortization of Deferred Policy
  Acquisition Costs                                                         11,441,786       8,794,807
 Other Operating Expenses                                                    8,086,776       5,537,834
- - - - -------------------------------------------------------------------------------------------------------

  Total Expenses                                                            76,017,902      63,051,852
- - - - -------------------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes                                    13,793,303       9,457,357

Provision for Income Taxes                                                   4,379,237       3,298,454
- - - - -------------------------------------------------------------------------------------------------------


  Net Income                                                                $9,414,066      $6,158,903
=======================================================================================================

Net Income Per Share                                                             $0.23           $0.15


=======================================================================================================


Operating Income                                                            $9,241,636      $4,535,317


Operating Income Per Share                                                       $0.23           $0.11


=======================================================================================================

Dividends Per Share                                                              $0.09         $0.0725

=======================================================================================================

Average Shares Outstanding                                                  40,785,912      40,785,912

=======================================================================================================

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                     1995           1994
                                                                              ------------------------------
Cash Flows From Operating Activities:
 Net Income                                                                       $9,414,066     $6,158,903

 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Policy Acquisition Costs Deferred                                              (13,600,351)   (10,718,347)
  Amortization of Deferred Policy Acquisition Costs                               11,441,786      8,794,807
  Depreciation and Amortization                                                    1,269,456        997,387
  Provision for Deferred Taxes                                                       757,664        697,035
  Interest on Policyholders' Funds                                                 2,501,980      2,278,732
  Net Realized Investment Gains                                                     (265,277)    (2,497,825)
  Other                                                                              160,928       (723,254)
  Changes in Operating Assets and Liabilities:
   Increase in Accrued Investment Income                                            (105,584)    (1,056,799)
   Decrease in Accounts Receivable                                                 2,291,734      3,848,350
   Increase in Amounts Due From Affiliates                                        (4,764,378)    (2,967,486)
   Decrease in Amounts Due to Affiliates                                            (179,650)    (2,176,866)
   Decrease (Increase) in Other Assets                                                55,077       (409,164)
   Increase in Liability for Policy Reserves                                       7,735,186     11,371,515
   Increase in Liability for Unearned Premiums                                     3,058,222      2,211,876
   (Decrease) Increase in Amounts Held for Others                                   (468,104)        67,186
   (Decrease) Increase in Other Liabilities                                       (2,702,402)     2,485,282
                                                                              --------------- --------------
    Net Cash Provided by Operating Activities                                     16,600,353     18,361,332
                                                                              --------------- --------------

Cash Flows From Investing Activities:
  Maturities and Redemptions of Fixed Maturities Held for Investment                 194,608        742,996
  Maturities and Redemptions of Fixed Maturities Available for Sale                4,562,633     12,843,099
  Maturities and Redemptions of Other Investments                                 21,726,325     20,162,164
  Sales of Fixed Maturities Available for Sale                                     2,841,471     27,817,629
  Sales of Other Investments                                                       5,154,909      9,729,738
  Purchase of Fixed Maturities Available for Sale                                (26,426,029)   (97,785,352)
  Purchase of Other Investments                                                  (31,183,485)   (34,769,667)
  Net Decrease in Short-term Investments                                             427,389     37,642,105
  Net Increase in Receivable/Payable on Securities                                (1,411,323)    (7,089,372)
                                                                              --------------- --------------
   Net Cash Used in Investing Activities                                         (24,113,502)   (30,706,660)
                                                                              --------------- --------------

Cash Flows From Financing Activities:
  Increase (Decrease) in Notes Payable                                            (3,948,249)     6,863,999
  Increase (Decrease) in Notes Payable to Affiliates                                 411,340       (674,431)
  Stockholder Dividends Paid                                                      (3,670,732)    (2,956,979)
  Deposits of Policyholders' Funds                                                 9,965,243      9,344,588
  Withdrawal of Policyholders' Funds                                              (5,684,981)    (5,481,143)
                                                                              --------------- --------------
   Net Cash Provided by (Used in) Financing Activities                            (2,927,379)     7,096,034
                                                                              --------------- --------------
Net Decrease in Cash                                                             (10,440,528)    (5,249,294)
Cash - Beginning of Period                                                        11,750,197      6,746,555
                                                                              --------------- --------------
Cash - End of Period                                                              $1,309,669     $1,497,261
                                                                              =============== ==============

Supplemental Disclosures of Cash Flow Information
Cash Paid as of March 31 for:
  Interest                                                                        $1,729,078       $702,110
  Income Taxes                                                                    $6,582,776     $2,090,363

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
        NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                MARCH 31, 1995

1.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

        In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1994. The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to March 31, 1995 classifications and descriptions.



2. POOLING AGREEMENT
   -----------------

        Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (General) (collectively, the "Mutual Group"). Mutual, Fire and General are direct writers primarily of personal lines of property and casualty insurance in Alabama. Mutual writes preferred risk automobile, homeowner, farmowner and mobile home insurance. Fire writes fire and allied lines insurance. General writes standard risk automobile and homeowner insurance. Mutual also writes a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business net of reinsurance ceded to others. All of the Mutual Group's direct property and casualty business net of reinsurance (together with the property and casualty business ceded by the Company) is included in the pool. Until September 30, 1994, Mutual retroceded 50% of the pooled premiums, losses, loss adjustment expenses and other underwriting expenses to the Company and an aggregate of 18% to Fire and General, while retaining 32% of these amounts itself. On October 1, 1994, the Company increased its participation in the Pooling Agreement. Effective that date Mutual retrocedes 65% of the pool to the Company and an aggregate of 11% to Fire and General while retaining 24% itself. In connection with the increased participation, the Company assumed both an additional liability of $19.0 million for the increase in unearned premium reserves and $15.2 million in fixed maturities to fund the additional liability from the Mutual Group. The $3.8 million difference in the unearned premium reserves and the invested assets assumed represents the commission the Mutual group was paid to reimburse it for estimated expenses previously incurred related to the unearned premiums. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice.

3. CONTINGENT LIABILITIES
   -----------------------

        The property and casualty subsidiaries have entered into a reinsurance pooling agreement with Alfa Mutual Insurance Company and its affiliates. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company's property and casualty subsidiaries, the obligation to pay the claim would remain with the Company's subsidiaries.

        The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

        Various legal proceedings arising in the normal course of business with policyholders and agents are in process at March 31, 1995. Based upon information presently available to Alfa Corporation and its subsidiaries, management does not consider that contingent liabilities which might arise from pending litigation are material in relation to the financial position, results of operations or cash flows of the Company. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company.


4. NOTES PAYABLE
   -------------

        Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At March 31, 1995 the Company had issued approximately $87.0 million in commercial paper at a rate of 6.075% with maturities ranging from April 13, 1995 to April 26, 1995. The Company intends to continue to use the commercial paper program to fund its short term needs. Backup lines of credit are in place up to $125 million. The commercial paper is guaranteed by Alfa Mutual Insurance Company, an affiliate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
- - - - ---------------------

  The following table sets forth consolidated summarized income statement information for the three months ended March 31, 1995 and 1994:

                                                    Three Months Ended
                                                         March 31,
                                          -------------------------------------
                                            1995           1994       % Change
                                          -------------------------------------
                                                     (in thousands)
Premiums and policy charges               $76,783         $58,392          31%
                                          =====================================

Net investment income                     $12,139         $10,894          11%
                                          =====================================

Total revenues                            $89,811         $72,509          24%
                                          =====================================

NET INCOME
 Insurance operations                     $ 9,280         $ 4,272         117%
 Noninsurance operations                      803             807          (1%)
 Net realized investment gains                172           1,624         (89%)
 Corporate expenses                          (841)           (544)         55%
                                          -------------------------------------
    Net income                            $ 9,414         $ 6,159          53%
                                          =====================================

    Net income per share                  $  0.23         $  0.15          53%
                                          =====================================

Weighted average shares outstanding    40,785,912      40,785,912
                                       ===========================

  The majority of the 31% growth in premiums in the first quarter of 1995 is due to the amendment to the pooling agreement with the Alfa Mutual Companies which occurred on October 1, 1994. (See Note 2 to the consolidated condensed unaudited financial statements.) The combined pooled property casualty written premium increased approximately 6% over the first quarter of 1994. Total life insurance premiums and policy charges increased 1.4% in the first quarter, although new business increased 14.4%. Net investment income increased 11% over the first quarter of 1994 due to a 13.7% increase in invested assets resulting from positive cash flows.

  The growth in net income is due entirely to the improvement in property and casualty operating income. The improvement is primarily due to the reduction in claims from significant storms which occurred in the first quarter of 1994, however, continued good operating trends and the higher pooling allocation had a positive impact on results for the first quarter of 1995. Declines in operating income in the life insurance and noninsurance subsidiaries, much lower net realized investment gains and higher corporate expenses offset the property and casualty improvement.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
- - - - ------------------------------------------

  The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the three months ended March 31, 1995 and 1994:

                                                   Three Months Ended
                                                        March 31,
                                          -------------------------------------
                                            1995           1994       % Change
                                          -------------------------------------
                                                       (in thousands)
Earned Premiums
 Personal lines                           $65,270        $47,137         38.5%
 Commercial lines                           2,583          2,059         25.4%
 Pools, associations and fees                 928            678         36.9%
 Reinsurance ceded                         (1,809)        (1,155)        56.6%
                                          -------------------------------------

   Total                                  $66,972        $48,719         37.5%
                                          =====================================

Net underwriting income (loss)            $ 3,657        $(2,913)       225.5%
                                          =====================================

Underwriting margin                          5.5%          (6.0%)
                                          =======================

Operating income                          $ 6,204        $   739        739.5%
                                          =====================================

  The 37.5% increase in earned premiums is due primarily to the pooling amendment which occurred October 1, 1994. It increased the allocation of the pooled business to Alfa Corporation's property and casualty operations by 15 points from 50% to 65%, which increased earned premiums by approximately $15.9 million for the quarter. Similarly, the allocation of losses and expenses associated with the pooled business also increased. The overall increase of the entire pool of earned premiums increased 6.0% in the first quarter due to growth in new business of 1.4% and a low lapse ratio of 3.6% compared to 3.8% in the first three months of 1994.

  The significantly improved underwriting margin and operating results reflect a much lower level of storm related claims for the quarter. The Alfa Group incurred approximately $3.1 million in severe weather claims in the first quarter of 1995 compared to approximately $15.5 million in 1994.

  Non-storm underwriting trends were good during the quarter. The loss ratio excluding storm claims was 61.7% and the expense ratio was relatively flat which resulted in a favorable underwriting margin of 5.5%. Investment income also added to improved operating earnings as higher levels of cash flows and invested assets related to the pooling amendment and improved yield rates positively impacted earnings.

LIFE INSURANCE OPERATIONS
- - - - -------------------------

  The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the three months ended March 31, 1995 and 1994:

                                                    Three Months Ended
                                                         March 31,
                                          -------------------------------------
                                           1995            1994       % Change
                                          -------------------------------------
                                                      (in thousands)
Premiums and policy charges
 Universal life policy charges            $2,138          $1,794         19.2%
 Interest sensitive life policy charges    1,971           2,027         (2.8%)
 Traditional life insurance premiums       5.702           5,852         (2.6%)
                                          -------------------------------------
    Total                                 $9,811          $9,673          1.4%
                                          =====================================

Operating income                          $3,063          $3,513        (12.8%)
                                          =====================================

  Life insurance premiums grew only 1.4% in the first quarter of 1995. However, new production increased 14.4% over the same period in 1994. The improved production has come primarily in sales of the Company's Universal Life product for which only the product's policy charges are accounted for as revenues.

  Life insurance operating income declined approximately 12.8% in the first quarter of 1995 as a result of a 74% increase in death claims. Mortality was 92% of expected in the period which compared unfavorably to the first quarter of 1994 which had a mortality rate of only 61% of expected. Net investment income increased 7% in the first quarter of 1995 compared to the same period in 1994 due to higher yield rates and positive cash flows which increased invested assets.

NONINSURANCE OPERATIONS
- - - - -----------------------

  Noninsurance earnings declined 1% in the first quarter of 1995. Most significant was a 41% decline in operating income of the construction subsidiary due to a drop in commercial construction activity and a drop in new home sales. The consumer finance loan portfolio grew 39% to $80.9 million at March 31, 1995. However, the interest margin has tightened and operating profits increased only 5%.


CORPORATE
- - - - ---------

  Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first three months of 1995 was approximately $636,000 compared to approximately $316,000 for the similar period in 1994. The increase in interest expense is due to the increase in interest rates on the outstanding debt. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
- - - - -----------

  The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 1995 and 1994:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1995      1994
                                                             ------------------
Decrease in cash flow from operations                         (9.6%)    (20.1%)
Increase in invested assets since January 1                    7.0%       3.3%
Investment yield rate                                          8.4%       7.6%
Increase in net investment income                             11.4%       5.8%

  Positive cash flow from operations declined in the first quarter of 1995 due to cash flow from the life subsidiary. In 1994 the life company recognized higher statutory and taxable income which resulted in higher income taxes paid in the first quarter of 1995. However, positive cash flow has increased invested assets 7.0% since year-end and 13.7% from March 31, 1994. Also, increased assets related to the pooling amendment has increased investment income. The higher level of invested assets combined with a higher yield rate of 8.4% has increased net investment income by 11.4%. The Company had net realized investment gains of approximately $265,000 in the first three months of 1995 and $2.5 million in the similar period in 1994. These net gains are primarily from sales of fixed maturities, equity securities and from gains in the Company's covered call option writing program. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

  The composition of the Company's investment portfolio is as follows at March 31, 1995 and December 31,1994:

                                                  March 31,       December 31,
                                                  ----------------------------
                                                      1995               1994
                                                  ----------------------------
              Fixed maturities
               Taxable
                Mortgage backed (CMO's)               27.5%              26.3%
                Corporate bonds                       30.0%              30.1%
                                                  ----------------------------
                 Total taxable                        57.5%              56.4%
               Tax exempts                            10.3%              10.3%
                                                  ----------------------------
                Total fixed maturities                67.8%              66.7%
                                                  ----------------------------
              Equity securities                        9.7%               9.9%
              Mortgage loans                           0.1%               0.2%
              Real estate                              0.2%               0.2%
              Policy loans                             3.5%               3.6%
              Other long term investments             15.3%              16.0%
              Short term investments                   3.4%               3.4%
                                                  ----------------------------
                                                     100.0%             100.0%
                                                  ============================

  The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the portfolio mix has remained realtively stable with a slight increase in mortgage-backed securities. In the first quarter of 1994, the Company moved short-term investments, new cash flows and proceeds of matured and called bonds into fixed maturities and also increased its collateralized loan portfolio.

  The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 1995 and December 31, 1994:

                                                        March 31,   December 31,
                                                        ------------------------
                                                          1995          1994
                                                        ------------------------
              RATING
              ------
              AAA to A-                                     88.3%          86.7%
              BBB+ to BBB-                                  10.3%          12.1%
              BB+ and Below (Below investment grade)         1.4%           1.2%
                                                        ------------------------
                                                           100.0%         100.0%
                                                        ------------------------

  Approximately 0.6% of the fixed maturity portfolio was not rated by an outside rating service but was rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

  The following is information concerning the Company's portfolio of high yield fixed maturity investments at March 31, 1995 and December 31, 1994:

                                          March 31,                      December 31,
                                ------------------------------------------------------------
                                                      % of                            % of
                                     1995         Statutory          1994         Statutory
                                                    Surplus                         Surplus
                                ------------------------------------------------------------
High-yield fixed maturities:
 Amortized value                   $6,763,551          2.9%        $5,768,973          2.5%
 Carrying value (market)           $5,951,280          2.6%        $5,003,004          2.2%
 Unrealized loss                  ($  812,271)        (0.4%)        $(765,969)        (0.3%)

  During the first quarter of 1995 the Company had net losses on disposals of high yield debt securities of $307,905. Non-performing bonds included in the above high yield fixed maturity investments total $154,000 at December 31, 1994. At March 31, 1995, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:

                                          March 31,                      December 31,
                                ------------------------------------------------------------
                                                      % of                            % of
                                     1995         Statutory           1994        Statutory
                                                    Surplus                         Surplus
                                ------------------------------------------------------------
Equity investments held
in issuers of high-yield
debt securities:
 Carrying value (market)          $9,162,291           4.0%        $8,758,871          3.9%
 Cost                             $8,554,141           3.7%        $8,580,962          3.8%
 Unrealized gain                  $  608,150           0.3%        $  171,909          0.1%

  During the first quarter of 1995, the Company sold approximately $2.8 million in fixed maturities available for sale. These sales resulted in gross realized gains of $68,379 and gross realized losses of $361,052. At March 31, 1995, approximately 40.6% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on periodic reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the Company's exposure to prepayment risk is minimized and is not believed to be significant. At March 31, 1995 the Company's total portfolio of fixed maturities had gross unrealized gains of $15,504,923 and gross unrealized losses of $18,930,146. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Less than .5% were priced by the Company.

  The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. The Company has not experienced any significant delinquencies or charge-offs on such investments. At March 31, 1995, the Company maintained an allowance for loan losses of $775,165 or approximately 1% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.


INCOME TAXES
- - - - ------------

  Income tax expense increased in the first quarter of 1995 primarily as a result of the increase in income before provision for income taxes. The effective tax rate was 31.7% in the first quarter of 1995, similar to the effective rate for the full year of 1994.

IMPACT OF INFLATION
- - - - -------------------

  Inflation increases consumers' needs for both life and property and casualty insurance coverage. Inflation increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. Such cost increases reduce profit margins to the extent that rate increases are not maintained on an adequate and timely basis. Since inflation has remained relatively low in recent years, financial results have not been significantly impacted by inflation.

LIQUIDITY AND CAPITAL RESOURCES
- - - - -------------------------------

  Alfa Corporation receives funds from its subsidiaries consisting of dividends, payments for funding federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used for paying dividends to stockholders, corporate interest and expenses, federal income taxes, and for funding additional investments in its subsidiaries' operations.

  Alfa Corporation's subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to Alfa Corporation. The major sources of the Company's liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company's investment portfolio consists of readily marketable securities which can be sold for cash. Based on a review of the Company's matching of asset and liability maturities and on the interest sensitivity of the majority of policies in force, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.

  On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994 and 80,000 options on March 27, 1995. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At March 31, 1995 no options had been exercised, although 281,214 options were exercisable and 20,400 had been cancelled leaving 1,077,000 options available for grant under the plan.

  In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares (now 2,000,000 as a result of two-for-one stock split on June 1, 1993) of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At March 31, 1995, the Company had repurchased 1,097,600 shares at a cost of $4,630,770.

  Total notes payable decreased $3.5 million since December 31, 1994 to $110.0 million. Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At March 31, 1995 the Company had issued approximately $87.0 million in commercial paper at a rate of 6.075% with maturities ranging from April 13, 1995 to April 26, 1995. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $20.9 million in short-term debt outstanding to affiliates with interest equal to bank short-term rates payable monthly and $2.2 million outstanding in other short-term debt at a rate of 3.6%.

  Cash surrenders paid to policyholders on a statutory basis totaled $1.7 million in the first quarter of 1995 and $1.8 million in the similar period in 1994. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 1995 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $188.1 million.

  The Company's business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Although the Company believes its reinsurance coverages are adequate, unusually severe storms, other natural disasters and other events could have an adverse impact on the Company's financial condition and operating results.

  Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama's low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future.

                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.
- - - - -------     ---------------------------------

     (27) Financial Data Schedule

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ALFA CORPORATION



Date  May 11, 1995                    By:/s/GOODWIN L.MYRICK
    ----------------                     -----------------------------
                                                 Goodwin L. Myrick
                                                         President



Date  May 11, 1995                    By:/s/DONALD PRICE
    ----------------                     -----------------------------
                                                      Donald Price
                                        Senior Vice President, Finance
                                             (Chief Financial Officer)



Date  May 11, 1995                    By:/s/JOHN HOLLEY
    ----------------                     -----------------------------
                                                           John Holley
                                         Vice President and Controller
                                            (Chief Accounting Officer)