Form 10-Q
period 1995-06-30
ALFA CORP
filed 1995-08-14
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 1995  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 063-0838024
              --------                                 -----------
(State of Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:    P. O Box 11000, Montgomery, Alabama   36191-0001)
-----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                 (334) 288-3900
                                                    --------------


                None
-------------------------------------------

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
                                            Yes    X     No
                                                -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


             Class                           Outstanding June 30, 1995
-------------------------------              -------------------------
 Common Stock, $1.00 par value                   40,785,912 shares

                                ALFA CORPORATION

                                     INDEX
                                                                     Page No.
Part I.     Financial Information                                    --------
            (Condensed Consolidated Unaudited)

   Item 1.  Financial Statements

            Balance Sheets -- June 30, 1995 and
            December 31, 1994                                           3

            Statements of Income, Six Months and Three Months
            ended June 30, 1995 and 1994                                4

            Statements of Cash Flows, Six
            Months ended June 30, 1995 and 1994                         5

            Notes to Financial Statements                               6

  Item 2.

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8

Part II.    Other Information                                          16

   Item 6.

            Exhibits and Reports on Form 8-K                           16

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                    -----------   ------------
                                                                       1995           1994
                                                                    -----------   ------------
                                                                    (Unaudited)
Assets
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $4,597,795 in 1995 and $4,855,786 in 1994)    $  4,304,539   $  4,701,143
     Fixed Maturities Available for Sale, at market value
       (amortized cost $531,657,296 in 1995 and $499,519,431        547,025,430    473,569,270
     Equity Securities, at market (cost $55,717,284
       in 1995 and $62,840,541 in 1994)                              73,301,484     71,811,785
     Mortgage Loans on Real Estate                                    1,095,776      1,180,085
     Investment Real Estate (net of accumulated
       depreciation of $1,127,565 in 1995 and
       $1,034,764 in 1994)                                            1,906,096      1,425,765
     Policy Loans                                                    27,513,483     25,561,728
     Other Long-term Investments                                    117,542,878    115,061,499
     Short-term Investments                                          28,674,032     24,762,467
                                                                   ------------   ------------
       Total Investments                                            801,363,718    718,073,742
  Cash                                                                1,150,591     11,750,197
  Accrued Investment Income                                           9,458,415      9,070,828
  Accounts Receivable                                                11,449,778      9,008,302
  Due from Affiliates                                                 1,561,475      1,800,310
  Deferred Policy Acquisition Costs                                  90,598,389     89,012,566
  Deferred Income Taxes                                                              2,913,291
  Other Assets                                                        5,477,087      4,740,961
                                                                   ------------   ------------
        Total Assets                                               $921,059,453   $846,370,197
                                                                   ============   ============

Liabilities
  Policy Liabilities and Accruals                                  $372,020,220   $349,003,558
  Unearned Premiums                                                  85,360,505     79,426,172
  Dividends to Policyholders                                          8,678,762      8,553,904
  Premium Deposit and Retirement Deposit Funds                        8,359,992      9,191,782
  Deferred Income Taxes                                              14,122,730
  Other Liabilities                                                  26,413,979     31,446,801
  Due to Affiliates                                                     378,260        179,650
  Commercial Paper                                                   87,634,289
  Notes Payable                                                       2,433,198     93,128,142
  Notes Payable to Affiliates                                        19,948,908     20,454,742
                                                                   ------------   ------------
        Total Liabilities                                           625,350,843    591,384,751
                                                                   ------------   ------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  40,785,912                                        41,891,512     41,891,512
  Capital in Excess of Par Value                                     21,276,023     21,276,023
  Net Unrealized Investment Gains (Losses)
     (Less applicable deferred income taxes)                         21,675,653    (10,980,201)
  Retained Earnings                                                 215,497,192    207,429,882
  Treasury Stock: at cost (1,105,600 shares)                         (4,631,770)    (4,631,770)
                                                                   ------------   ------------
        Total Stockholders' Equity                                  295,708,610    254,985,446
                                                                   ------------   ------------
        Total Liabilities and
        Stockholders' Equity                                       $921,059,453   $846,370,197
                                                                   ============   ============

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                           Six Months Ended            Three Months Ended
                                               June 30,                    June 30,
                                       ------------------------      ------------------------
                                           1995         1994            1995        1994
                                       ----------- ------------      -----------  -----------
Revenues
  Premiums and Policy Charges          $153,140,665 $115,297,178     $76,357,521  $56,904,744
  Net Investment Income                  24,563,883   22,746,643      12,425,039   11,852,268
  Realized Investment Gains               1,169,680    3,911,392         904,403    1,413,567
  Other Income                            1,211,914    1,521,491         587,974      796,916
                                       ------------ ------------     -----------  -----------

    Total Revenues                      180,086,142  143,476,704      90,274,937   70,967,495
                                       ------------ ------------     -----------  -----------

Benefits and Expenses
  Benefits & Settlement Expenses        114,562,241   85,298,730      58,906,427   37,383,164
  Dividends to Policyholders              1,609,340    1,548,182         775,814      744,537
  Amortization of Deferred Policy
    Acquisition Costs                    23,199,544   17,388,850      11,757,758    8,594,043
  Other Operating Expenses               15,353,294   11,928,085       7,266,518    6,390,251
                                       ------------ ------------     -----------  -----------

    Total Expenses                      154,724,419  116,163,847      78,706,517   53,111,995
                                       ------------ ------------     -----------  -----------


Income Before Provision for Income Taxes 25,361,723   27,312,857      11,568,420   17,855,500

Provision for Income Taxes                8,009,489    8,550,327       3,630,252    5,251,873
                                       ------------ ------------     -----------  -----------


    Net Income                          $17,352,234  $18,762,530      $7,938,168  $12,603,627
                                       ============ ============     ===========  ===========


Net Income Per Share                          $0.43        $0.46           $0.19        $0.31
                                       ============ ============     ===========  ===========


Operating Income                        $16,591,942  $16,220,125      $7,350,306  $11,684,808

Operating Income Per Share                    $0.41        $0.40           $0.18        $0.29
                                       ============ ============     ===========  ===========

Dividends Per Share                          $0.185      $0.1625          $0.095        $0.09
                                       ============ ============     ===========  ===========

Average Shares Outstanding               40,785,912   40,785,912      40,785,912   40,785,912
                                       ============ ============     ===========  ===========


The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                             June 30,
                                                                      ------------------------
                                                                         1995         1994
                                                                      ----------  -----------
Cash Flows From Operating Activities:
  Net Income                                                          $17,352,234  $18,762,530

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                 (24,785,367) (21,068,964)
    Amortization of Deferred Policy Acquisition Costs                  23,199,544   17,276,228
    Depreciation and Amortization                                       2,537,193    1,994,365
    Provision for Deferred Taxes                                          141,896   (2,953,076)
    Interest on Policyholders' Funds                                    5,140,758    4,630,414
    Net Realized Investment Gains                                      (1,169,680)  (3,911,392)
    Other                                                              (2,855,013)  (1,932,818)
    Changes in Operating Assets and Liabilities:
      Increase in Accrued Investment Income                              (387,587)  (1,299,070)
      (Increase) Decrease in Accounts Receivable                          (35,922)   3,330,993
      Decrease (Increase) in Amounts Due From Affiliates                  238,835   (1,144,177)
      Increase (Decrease) in Amounts Due to Affiliates                    198,610   (2,176,866)
      Increase in Other Assets                                           (736,126)  (1,568,101)
      Increase in Liability for Policy Reserves                        10,177,651    6,267,593
      Increase in Liability for Unearned Premiums                       5,934,333    3,781,376
      (Decrease) Increase in Amounts Held for Others                     (706,932)      29,319
      (Decrease) Increase in Other Liabilities                         (5,651,449)   3,233,500
                                                                      -----------  -----------
       Net Cash Provided by Operating Activities                       28,592,978   23,251,854
                                                                      -----------  -----------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment    401,517    2,280,580
    Maturities and Redemptions of Fixed Maturities Available for Sale  13,715,068   30,813,654
    Maturities and Redemptions of Other Investments                    42,808,787   29,876,019
    Sales of Fixed Maturities Available for Sale                        3,746,470   36,758,148
    Sales of Other Investments                                         16,853,798   20,494,080
    Purchase of Fixed Maturities Available for Sale                   (48,009,349)(107,956,039)
    Purchase of Other Investments                                     (60,157,498) (78,371,486)
    Net (Increase) Decrease in Short-term Investments                  (3,920,085)  28,098,686
    Net Increase in Receivable/Payable on Securities                   (1,585,668) (11,478,309)
                                                                      -----------  -----------
       Net Cash Used in Investing Activities                          (36,146,960) (49,484,667)
                                                                      -----------  -----------

Cash Flows From Financing Activities:
    Increase in Commercial Paper                                       87,634,289            0
    Increase (Decrease) in Notes Payable                              (90,694,944)  25,494,602
    Decrease in Notes Payable to Affiliates                              (505,834)  (2,703,795)
    Stockholder Dividends Paid                                         (7,545,394)  (6,627,711)
    Deposits of Policyholders' Funds                                   19,417,964   18,041,830
    Withdrawal of Policyholders' Funds                                (11,351,705) (10,840,301)
                                                                      -----------  -----------
       Net Cash Provided by (Used in) Financing Activities             (3,045,624)  23,364,625
                                                                      -----------  -----------
Net Decrease in Cash                                                  (10,599,606)  (2,868,188)
Cash - Beginning of Period                                             11,750,197    6,746,555
                                                                      -----------  -----------
Cash - End of Period                                                   $1,150,591   $3,878,367
                                                                      ===========  ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid as of June 30 for:
    Interest                                                           $3,409,487   $1,613,911
    Income Taxes                                                      $13,992,776  $11,704,719

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


1.    SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1994. The results of operations for the three month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to June 30, 1995 classifications and descriptions.



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

     Various legal proceedings arising in the normal course of business with policyholders and agents are in process at June 30, 1995. Based upon information presently available to Alfa Corporation and its subsidiaries, management does not consider that contingent liabilities which might arise from pending litigation are material in relation to the financial position, results of operations or cash flows of the Company. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company.


4.  NOTES PAYABLE
    -------------

     Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At June 30, 1995 the Company had issued approximately $87.6 million in commercial paper at rates ranging from 6.01% to 6.11% with maturities ranging from July 6, 1995 to August 28, 1995. The Company intends to continue to use the commercial paper program to fund its short term needs. Backup lines of credit are in place up to $125 million. The commercial paper is guaranteed by Alfa Mutual Insurance Company, an affiliate.

                            MANAGEMENTS' DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

          The following table sets forth consolidated summarized income statement information for the six months and three months ended June 30, 1995 and 1994:

                                           SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                    --------------------------------------   ---------------------------------
                                        1995          1994       % CHANGE     1995        1994       % CHANGE
                                    ------------  ------------  ----------  --------  ------------  ----------
                                                      (in thousands, except per share data*)

Premiums and Policy Charges         $   153,141   $   115,297         33%   $76,358   $    56,905         34%
                                    ===========   ===========        ===    =======   ===========        ===

Net Investment income               $    24,564   $    22,747          8%   $12,425   $    11,853          5%
                                    ===========   ===========        ===    =======   ===========        ===

Total Revenues                      $   180,086   $   143,477         26%   $90,275   $    70,968         27%
                                    ===========   ===========        ===    =======   ===========        ===

NET INCOME
   Insurance operations             $    16,717   $    15,652          7%   $ 7,437   $    11,381        (35%)
   Noninsurance operations          $     1,571         1,680         (6%)      769           873        (12%)
   Net realized investment gains            760         2,542        (70%)      588           918        (36%)
   Corporate expenses                    (1,696)       (1,111)        53%      (856)         (568)        51%
                                    -----------   -----------        ---    -------   -----------        ---
         Net income                 $    17,352   $    18,763         (8%)  $ 7,938   $    12,604        (37%)
                                    ===========   ===========        ===    =======   ===========        ===

         Net income per share             $0.43         $0.46         (8%)    $0.19         $0.31        (37%)
                                    ===========   ===========        ===    =======   ===========        ===

Weighted average
  shares outstanding                 40,785,912    40,785,912            40,785,912    40,785,912
                                    ===========   ===========            ==========   ===========


     The majority of the growth in premiums in the first six months and second quarter of 1995 is due to the amendment to the pooling agreement with the Alfa Mutual Companies which occurred on October 1, 1994. (See Note 2 to the consolidated condensed unaudited financial statements.) The Combined pooled property casualty written premium increased approximately 6.8% over the first half of 1995 and increased 7.5% for the second quarter. Total life insurance premiums and policy charges increased 5.9% and 11.7% for the six months and second quarter, respectively, and new business in 1995 is up 9.8%. Net investment income increased 8% over the first half of 1995 due to an increase in invested assets resulting from positive cash flows.

     For the six months ended June 30, 1995, both property casualty and life insurance operating income grew approximately 7%. The growth in the life company's income is due to positive second quarter results, which increased 35% over the first six months in the prior year. Claims from significant storms have affected both year's property casualty results, but such claims in 1995 occurred in the second quarter, which resulted in a 35% decline in insurance operating income for the second quarter. However, continued good operating trends and the higher pooling allocation had a positive impact on results for the first half of 1995. Declines in operating income in the noninsurance subsidiaries, much lower net realized investment gains and higher corporate expenses offset the insurance operations improvement for the first half of 1995.


PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the six months and three months ended June 30, 1995 and 1994:

                                     SIX MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                  -------------------------------    ------------------------------------
                                    1995       1994     % CHANGE      1995         1994          % CHANGE
                                  ---------  --------  ----------   --------   ------------  -------------
                                                               (in thousands)
Earned Premiums
  Personal lines                  $131,901   $95,130       38.7%    $66,632        $47,993           38.8%
  Commercial lines                   5,213     4,027       29.4%      2,630          1,968           33.6%
  Pools, associations and fees       1,848     1,350       36.9%        919            672           36.8%
  Reinsurance ceded                 (3,959)   (2,338)      69.3%     (2,150)        (1,183)          81.8%
                                  --------   -------      -----     -------        -------          -----

     Total                        $135,003   $98,169       37.5%    $68,031        $49,450           37.6%
                                  ========   =======      =====     =======        =======          =====

Net underwriting income           $  3,940   $ 4,696      (16.1%)   $   283        $ 7,609          (96.3%)
                                  ========   =======      =====     =======        =======          =====

Underwriting margin                    2.9%      4.8%                   0.4%          15.4%
                                  ========   =======                  =====        =======

Operating Income                  $ 10,199   $ 9,568        6.6%   $ 3,995         $ 8,828          (54.7%)
                                  ========   =======      =====    =======         =======          =====


     The 37.5% increase in earned premiums is due primarily to the pooling amendment which occurred October 1, 1994. It increased the allocation of the pooled business to Alfa Corporation's property and casualty operations by 15 points from 50% to 65%, which increased earned premiums by approximately $32.1 million for the first half of 1995 and $16.2 million for the second quarter. Similarly, the allocation of losses and expenses associated with the pooled business also increased. The overall increase of the entire pool of written premiums increased 6.8% in the first half of 1995 due to growth in new business of 4.5% and a low lapse ratio of 3.5% compared to 3.7% in the first six months of 1994.

     The decline in underwriting margin and underwriting income reflects a higher level of storm related claims in 1995 over 1994. The Alfa Group incurred approximately $22 million in severe weather claims in the first half of 1995 compared to approximately $15.5 million in 1994. However, such storm activity occurred in the second quarter of 1995 and in the first quarter of 1994, which is the reason for the significant decline in both underwriting and operating income for the second quarter. Operating income for the six months increased 6.6%, however, reflecting a higher level of cash flow and investment income, primarily due to the increased level of pooling. Non-storm underwriting trends were good during the first half of 1995. The loss ratio excluding storm claims was 58.1% and the expense ratio was relatively flat.

 LIFE INSURANCE OPERATIONS
 -------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and operating income for the six months and three months ended June 30, 1995 and 1994:

                                              SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                            ----------------------------  -----------------------------
                                             1995     1994     % CHANGE    1995     1994     % CHANGE
                                            -------  -------  ----------  -------  -------  -----------
                                                                  (in thousands)
Premiums and Policy Charges
  Universal life policy charges             $ 4,273  $ 3,668        16%    $2,135   $1,874         14%
  Interest sensitive life policy charges      3,948    3,943         0%     1,977    1,916          3%
  Traditional life insurance premiums         9,916   10,118        (2%)    4,214    4,266         (1%)
                                            -------  -------        --     ------   ------         --

     Total                                  $18,137  $17,729         2%    $8,326   $8,056          3%
                                            =======  =======        ==     ======   ======         ==

Operating Income                            $ 6,488  $ 6,048         7%    $3,425   $2,535         35%
                                            =======  =======        ==     ======   ======         ==



     Life insurance premiums and policy charges grew only 2% in the first half of 1995. However, new production increased 9.8% over the same period in 1994. The improved production has come primarily in sales of the Company's Universal Life product for which only the product's policy charges are accounted for as revenues.

     Life insurance operating income increased approximately 7% in the first half of 1995 reflecting a strong second quarter improvement of 35% which is primarily due to a 21% reduction in death claims. Mortality was 85% of expected in the period which compares favorably to the second quarter of 1994 which had a mortality rate of 123% of expected. Net investment income increased 5% in the first half of 1995 compared to the same period in 1994 due to higher yield rates and positive cash flows which increased invested assets.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings declined 6% in the first half of 1995. Most significant was a 34% decline in operating income of the construction subsidiary due to a drop in residential construction activity and a drop in new home sales. The consumer finance loan portfolio grew 15% to $79.1 million at June 30, 1995. However, the interest margin has tightened and operating profits are flat in the finance subsidiary.


CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first six months of 1995 was approximately $993,000 compared to approximately $688,000 for the similar period in 1994. The increase in interest expense is due to the increase in interest rates on the outstanding debt. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 1995 and 1994:

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                    -------------------
                                                      1995      1994
                                                    --------  ---------

Increase (decrease) in cash flow from operations       23.0%    (17.3%)
Increase in invested assets since January 1            11.6%      2.4%
Investment yield rate                                   8.4%      7.9%
Increase in net investment income                       8.0%      4.9%

     Positive cash flow from operations increased in the first half of 1995 as a result of improved operating results in both the life and property casualty subsidiaries. In addition, higher levels of premium and invested assets as a result of the pooling amendment has also positively affected cash flow, which has increased invested assets 11.6% since year-end. The higher level of invested assets combined with a higher yield rate of 8.4% has increased net
investment income by 8.0%.   The Company had net realized investment gains of
$760,292 in the first six months of 1995 and $2.5 million in the similar period in 1994. These net gains are primarily from sales of equity securities and from gains in the Company's covered call option writing program. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at June 30, 1995 and December 31, 1994:

                                  JUNE 30,     DECEMBER 31,
                                  ---------    -------------
                                    1995           1994
                                  ---------    -------------

Fixed maturities
  Taxables
     Mortgage Backed (CMO's)          29.1%          26.3%
     Corporate Bonds                  29.5%          30.1%
                                     -----          -----
        Total taxable                 58.6%          56.4%
Tax exempts                           10.2%          10.3%
                                     -----          -----
        Total fixed maturities        68.8%          66.7%
                                     -----          -----
Equity Securities                      9.2%           9.9%
Mortgage Loans                         0.1%           0.2%
Real Estate                            0.2%           0.2%
Policy loans                           3.4%           3.6%
Other long term investments           14.7%          16.0%
Short term investments                 3.6%           3.4%
                                     -----          -----
                                     100.0%         100.0%
                                     =====          =====

      The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the portfolio mix has remained relatively stable with an increase in mortgage-backed securities and a lower growth rate of the collateralized loan portfolio (included in Other long-term investments).

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 1995 and December 31, 1994:

   RATING
   ------
                                          JUNE 30,   DECEMBER 31,
                                          ---------  -------------
                                            1995         1994
                                          ---------  -------------

AAA to A-                                     89.0%          86.7%
BBB+ to BBB-                                   9.8%          12.1%
Below investment grade (BB+ and Below)         1.2%           1.2%
                                              ----          -----
                                             100.0%         100.0%
                                             -----          -----

     Approximately 1.0% of the fixed maturity portfolio was not rated by an outside rating service but was rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at
June 30, 1995 and December 31, 1994:



                                        JUNE 30,                 DECEMBER 31,
                                -------------------------  -------------------------
                                                 % OF                       % OF
                                               STATUTORY                  STATUTORY
                                    1995        SURPLUS        1994        SURPLUS
                                -----------   -----------  -----------   -----------

High-yield fixed maturities:
  Amortized value               $ 4,677,505         2.0%   $ 5,768,973         2.5%
  Market value                  $ 4,480,484         1.9%   $ 5,003,004         2.2%
  Unrealized gain (loss)        $  (197,021)       (0.1%)  $  (765,969)       (0.3%)

       During the first half of 1995 the Company had net losses on disposals of high yield debt securities of $495,026. Non-performing bonds included in the above high yield fixed maturity investments total $154,000 at December 31, 1994. At June 30, 1995, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:



                                    JUNE 30,              DECEMBER 31,
                             ----------------------  ----------------------
                                            % OF                    % OF
                                1995     STATUTORY      1994     STATUTORY
                                          SURPLUS                 SURPLUS
                               ------   ----------    -------   ----------

Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)    $6,299,717      2.7%    $8,758,871      3.9%
  Cost                       $6,162,583      2.6%    $8,580,962      3.8%
  Unrealized gain (loss)     $  137,134      0.1%    $  171,909      0.1%

     During the first half of 1995, the Company sold approximately $3.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $68,379 and gross realized losses of $548,173. At June 30, 1995, approximately 42.3% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on periodic reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the Company's exposure to prepayment risk is minimized and is not believed to be significant. At June 30, 1995 the Company's total portfolio of fixed maturities had gross unrealized gains of $25,670,348 and gross unrealized losses of $10,008,958. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Approximately 1.0% were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. The Company has not experienced any significant delinquencies or charge-offs on such investments. At June 30, 1995, the Company maintained an allowance for loan losses of $757,505 or approximately 1% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.

INCOME TAXES
------------

     Income tax expense declined in the first half of 1995 primarily as a result of the decrease in income before provision for income taxes. The effective tax rate was 31.5% in the first half of 1995, similar to the effective rate for the first half and full year of 1994.

IMPACT OF INFLATION
-------------------

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


LIQUIDITY AND CAPITAL  RESOURCES
--------------------------------

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994 and 80,000 options on March 27, 1995. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At June 30, 1995 no options had been exercised, although 280,614 options were exercisable and 25,667 had been cancelled leaving 1,082,267 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares (now 2,000,000 as a result of two-for-one stock split on June 1, 1993) of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At June 30, 1995, the Company had repurchased 1,097,600 shares at a cost of $4,630,770.

     Total notes payable decreased $3.6 million since December 31, 1994 to $110.0 million. Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At June 30, 1995 the Company had issued approximately $87.6 million in commercial paper at rates ranging from 6.01% to 6.11% with maturities ranging from July 6, 1995 to August 28, 1995. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $19.9 million in short-term debt outstanding to affiliates with interest equal to bank short-term rates payable monthly and $2.4 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $3.7 million in the first half of 1995 and $3.6 million in the similar period in 1994. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 1995 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $195.8 million.

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

                          PART II.  OTHER INFORMATION

     Item 6.
     -------

             EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

          Registrant filed a report on Form 8-K on June 7, 1995. This 8-K amended the 8-K filed on May 22, 1995 which reported a change in Registrant's certifying accountants.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALFA CORPORATION



Date     8/10/95                              By: /s/ Goodwin L. Myrick
     -----------------------                     -------------------------
                                                        Goodwin L. Myrick
                                                                President


Date     8/10/95                              By: /s/ Donald Price
     -----------------------                     -------------------------
                                                             Donald Price
                                                   Senior Vice President,
                                                                  Finance
                                                (Chief Financial Officer)



Date     8/10/95                              By: /s/ John Holey
     -----------------------                     -------------------------
                                                              John Holley
                                            Vice President and Controller
                                               (Chief Accounting Officer)