Form 10-Q
period 1995-09-30
ALFA CORP
filed 1995-11-14
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1995  Commission File Number 0-11773


                                ALFA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                 063-0838024
-------------------------------                -------------------
(State of Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                 Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:  P. O Box 11000, Montgomery, Alabama   36191-0001)
---------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                 (334) 288-3900
                                                    --------------


              None
--------------------------------

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

                                                  Yes  X     No
                                                      ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


           Class                                  Outstanding September 30, 1995
-----------------------------                     ------------------------------
Common Stock, $1.00 par value                            40,785,912 shares

                                ALFA CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information
           (Condensed Consolidated Unaudited)

     Item 1.  Financial Statements

            Balance Sheets -- September 30, 1995 and
            December 31, 1994                                                 3

            Statements of Income, Nine Months and Three Months
            ended September 30, 1995 and 1994                                 4

            Statements of Cash Flows, Nine
            Months ended September 30, 1995 and 1994                          5


            Notes to Financial Statements                                     6

     Item 2.

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     8

Part II.    Other Information                                                16

     Item 6.

            Exhibits and Reports on Form 8-K                                 16


                                ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                                                        September 30,  December 31,
                                                                                                        ------------   ------------
                                                                                                            1995           1994
                                                                                                        ------------   ------------
                                                                                                         (Unaudited)
Assets
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $4,205,239 in 1995 and $4,855,786 in 1994)                                         $  3,927,431   $  4,701,143
     Fixed Maturities Available for Sale, at market value
       (amortized cost $542,940,364 in 1995 and $499,519,431 in 1994)                                    560,162,481    473,569,270
     Equity Securities, at market (cost $60,363,037
       in 1995 and $62,840,541 in 1994)                                                                   82,686,790     71,811,785
     Mortgage Loans on Real Estate                                                                         1,053,404      1,180,085
     Investment Real Estate (net of accumulated
       depreciation of $1,170,452 in 1995 and
       $1,034,764 in 1994)                                                                                 1,865,333      1,425,765
     Policy Loans                                                                                         28,306,472     25,561,728
     Other Long-term Investments                                                                         114,128,624    115,061,499
     Short-term Investments                                                                               28,168,563     24,762,467
                                                                                                        ------------   ------------
       Total Investments                                                                                 820,299,098    718,073,742
  Cash                                                                                                     2,584,991     11,750,197
  Accrued Investment Income                                                                                9,729,513      9,070,828
  Accounts Receivable                                                                                      9,600,517      9,008,302
  Due from Affiliates                                                                                      4,786,504      1,800,310
  Deferred Policy Acquisition Costs                                                                       92,411,412     89,012,566
  Deferred Income Taxes                                                                                                   2,913,291
  Other Assets                                                                                             4,571,444      4,740,961
                                                                                                        ------------   ------------
        Total Assets                                                                                    $943,983,479   $846,370,197
                                                                                                        ============   ============

Liabilities
  Policy Liabilities and Accruals                                                                       $385,384,152   $349,003,558
  Unearned Premiums                                                                                       87,945,796     79,426,172
  Dividends to Policyholders                                                                               8,789,416      8,553,904
  Premium Deposit and Retirement Deposit Funds                                                             7,967,440      9,191,782
  Deferred Income Taxes                                                                                   16,721,713
  Other Liabilities                                                                                       25,514,688     31,446,801
  Due to Affiliates                                                                                                         179,650
  Commercial Paper                                                                                        84,249,186
  Notes Payable                                                                                            2,377,780     93,128,142
  Notes Payable to Affiliates                                                                             18,431,525     20,454,742
                                                                                                        ------------   ------------
        Total Liabilities                                                                                637,381,696    591,384,751
                                                                                                        ------------   ------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  40,785,912                                                                             41,891,512     41,891,512
  Capital in Excess of Par Value                                                                          21,276,023     21,276,023
  Net Unrealized Investment Gains (Losses)
     (Less applicable deferred income taxes)                                                              25,901,710    (10,980,201)
  Retained Earnings                                                                                      222,164,308    207,429,882
  Treasury Stock: at cost (1,105,600 shares)                                                              (4,631,770)    (4,631,770)
                                                                                                        ------------   ------------
        Total Stockholders' Equity                                                                       306,601,783    254,985,446
                                                                                                        ------------   ------------
        Total Liabilities and
        Stockholders' Equity                                                                            $943,983,479   $846,370,197

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                                        Nine Months Ended                      Three Months Ended
                                                          September 30,                           September 30,
                                                    --------------------------              --------------------------
                                                         1995        1994                        1995        1994
                                                    ------------    ------------             -----------     -----------
Revenues
  Premiums and Policy Charges                       $231,651,934    $173,349,837             $78,511,269     $58,052,659
  Net Investment Income                               37,936,906      33,095,710              13,373,023      10,349,067
  Realized Investment Gains                            1,423,826       5,657,268                 254,146       1,745,876
  Other Income                                         1,994,153       2,474,333                 782,239         952,842
                                                    ------------    ------------             -----------     -----------
    Total Revenues                                   273,006,819     214,577,148              92,920,677      71,100,444
                                                    ------------    ------------             -----------     -----------
Benefits and Expenses
  Benefits & Settlement Expenses                     173,172,329     128,556,473              58,610,088      43,257,743
  Dividends to Policyholders                           2,362,699       2,266,155                 753,359         717,973
  Amortization of Deferred Policy
    Acquisition Costs                                 35,208,635      26,474,186              12,009,091       9,085,336
  Other Operating Expenses                            22,208,536      16,658,514               6,855,242       4,730,429
                                                    ------------    ------------             -----------     -----------
    Total Expenses                                   232,952,199     173,955,328              78,227,780      57,791,481
                                                    ------------    ------------             -----------     -----------
Income Before Provision for Income Taxes              40,054,620      40,621,820              14,692,897      13,308,963
Provision for Income Taxes                            12,255,589      13,019,122               4,246,100       4,468,795
                                                    ------------    ------------             -----------     -----------
    Net Income                                      $ 27,799,031    $ 27,602,698             $10,446,797     $ 8,840,168
                                                    ============    ============             ===========     ===========

Net Income Per Share                                       $0.68           $0.68                   $0.26           $0.22
                                                    ============    ============             ===========     ===========

Operating Income                                    $ 26,873,544    $ 23,925,474             $10,281,602     $ 7,705,349

Operating Income Per Share                                 $0.66           $0.59                   $0.25           $0.19
                                                    ============    ============             ===========     ===========

Dividends Per Share                                        $0.28         $0.2525                  $0.095           $0.09
                                                    ============    ============             ===========     ===========

Average Shares Outstanding                            40,785,912      40,785,912              40,785,912      40,785,912
                                                    ============    ============             ===========     ===========

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS
[CAPTION]

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ---------------------------
                                                                         1995            1994
                                                                     -----------     -----------
Cash Flows From Operating Activities:
 Net Income                                                          $27,799,031     $27,602,698

 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
 Policy Acquisition Costs Deferred                                   (38,607,481)    (32,133,652)
 Amortization of Deferred Policy Acquisition Costs                    35,208,635      26,374,186
 Depreciation and Amortization                                         3,837,479       2,953,861
 Provision for Deferred Taxes                                           (143,371)     (1,569,513)
 Interest on Policyholders' Funds                                      7,879,256       7,008,600
 Net Realized Investment Gains                                        (1,246,247)     (5,235,278)
 Other                                                                (1,359,561)      1,073,179
 Changes in Operating Assets and Liabilities:
  Increase in Accrued Investment Income                                 (658,685)       (636,675)
  (Increase) Decrease in Accounts Receivable                          (2,065,391)      3,380,564
  Increase in Amounts Due From Affiliates                             (1,513,018)     (3,558,507)
  Decrease in Amounts Due to Affiliates                                 (179,650)     (2,176,866)
  Decrease (Increase) in Other Assets                                    169,517         (66,670)
  Increase in Liability for Policy Reserves                           16,534,419       7,903,653
  Increase in Liability for Unearned Premiums                          8,519,624       6,214,452
  (Decrease) Increase in Amounts Held for Others                        (988,830)         22,307
  (Decrease) Increase in Other Liabilities                            (5,845,796)      2,483,479
                                                                     -----------     -----------
  Net Cash Provided by Operating Activities                           47,339,931      39,639,818
                                                                     -----------     -----------
Cash Flows From Investing Activities:
 Maturities and Redemptions of Fixed Maturities Held for Investment      774,466       3,812,938
 Maturities and Redemptions of Fixed Maturities Available for Sale    21,721,239      35,288,088
 Maturities and Redemptions of Other Investments                      64,812,666      46,583,238
 Sales of Fixed Maturities Available for Sale                          2,225,746      56,491,642
 Sales of Other Investments                                           22,567,004      33,053,575
 Purchase of Fixed Maturities Available for Sale                     (65,608,128)   (159,551,192)
 Purchase of Other Investments                                       (91,098,527)   (113,882,066)
 Net (Increase) Decrease in Short-term Investments                    (3,405,548)     30,198,066
 Net Increase in Receivable/Payable on Securities                           (468)     (7,921,854)
                                                                     -----------     -----------
  Net Cash Used in Investing Activities                              (48,011,550)    (75,927,565)
                                                                     -----------     -----------
Cash Flows From Financing Activities:
 Increase in Commercial Paper                                         84,249,186
 Increase (Decrease) in Notes Payable                                (90,750,362)     35,254,000
 Decrease in Notes Payable to Affiliates                              (2,023,217)     (3,953,740)
 Stockholder Dividends Paid                                          (11,420,056)    (10,298,443)
 Deposits of Policyholders' Funds                                     28,747,404      26,526,459
 Withdrawal of Policyholders' Funds                                  (17,296,542)    (16,333,652)
                                                                     -----------     -----------
  Net Cash Provided by (Used in) Financing Activities                 (8,493,587)     31,194,624
                                                                     -----------     -----------
 Net Decrease in Cash                                                 (9,165,206)     (5,093,123)
 Cash - Beginning of Period                                           11,750,197       6,746,555
                                                                     -----------     -----------
 Cash - End of Period                                                 $2,584,991      $1,653,432
                                                                     ===========     ===========

 Supplemental Disclosures of Cash Flow Information
 Cash Paid as of September 30 for:
  Interest                                                            $4,953,972      $2,938,659
  Income Taxes                                                       $18,231,776     $15,570,698

The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


1.    SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1994. The results of operations for the three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to September 30, 1995 classifications and descriptions.



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

     Various legal proceedings arising in the normal course of business with policyholders and agents are in process at September 30, 1995. Based upon information presently available to Alfa Corporation and its subsidiaries, management does not consider that contingent liabilities which might arise from pending litigation are material in relation to the financial position, results of operations or cash flows of the Company. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company.


4.  NOTES PAYABLE
    -------------

     Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At September 30, 1995 the Company had approximately $84.2 million in commercial paper at rates ranging from 5.79% to 5.80% with maturities ranging from October 4, 1995 to November 3, 1995. The Company intends to continue to use the commercial paper program to fund its short term needs. Backup lines of credit are in place up to $125 million. The commercial paper is guaranteed by Alfa Mutual Insurance Company, an affiliate.


5.  SUBSEQUENT EVENT
    ----------------

     On October 4, 1995, Hurricane Opal hit and moved across the entire state of Alabama, where 90% of the Alfa Group's business exists. Hurricane Opal has resulted in the largest number of claims and the costliest amount of damages in the Alfa Group's history. Current estimates are in excess of 25,000 claims representing over $65 million in gross losses to the Alfa Group. The impact of such losses on the net income of Alfa Corporation is currently estimated to be approximately $11.0 million, or $0.27 per share. This estimate reflects the Company's share of claims arising from the Alfa Group Pool and is net of reinsurance and taxes. These estimates are preliminary and are subject to change. Any such impact will be included in the Company's fourth quarter and year end results which will be reported in early February 1996.

                     MANAGEMENTS' DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

          The following table sets forth consolidated summarized income statement information for the nine months and three months ended September 30, 1995 and 1994:

                                         NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------   -------------------------------------
                                        1995          1994       % CHANGE       1995          1994       % CHANGE
                                    ------------  ------------  ----------  ------------  ------------  ----------
                                                        (in thousands, except per share data*)
Premiums and Policy Charges         $   231,652   $   173,350      34%      $    78,511   $    58,053       35%
                                    ===========   ===========     ===       ===========   ===========      ===

Net Investment income               $    37,937   $    33,096      15%      $    13,373   $    10,349       29%
                                    ===========   ===========     ===       ===========   ===========      ===

Total Revenues                      $   273,007   $   214,577      27%      $    92,921   $    71,100       31%
                                    ===========   ===========     ===       ===========   ===========      ===

NET INCOME
   Insurance operations             $    26,747   $    22,857      17%      $    10,030   $     7,205       39%
   Noninsurance operations                2,556         2,704      (5%)             985         1,024       (4%)
   Net realized investment gains            925         3,677     (75%)             165         1,135      (85%)
   Corporate expenses                    (2,430)       (1,635)     49%             (733)         (524)      40%
                                    -----------   -----------     ---       -----------   -----------      ---
         Net income                 $    27,799   $    27,603       1%      $    10,447   $     8,839       18%
                                    ===========   ===========     ===       ===========   ===========      ===

         Net income per share             $0.68         $0.68       1%            $0.26         $0.22       18%
                                    ===========   ===========     ===       ===========   ===========      ===

Weighted average
  shares outstanding                 40,785,912    40,785,912                40,785,912    40,785,912
                                    ===========   ===========               ===========   ===========


     The majority of the growth in premiums in the first nine months and third quarter of 1995 is due to the amendment to the pooling agreement with the Alfa Mutual Companies which occurred on October 1, 1994. (See Note 2 to the consolidated condensed unaudited financial statements.) The Combined pooled property casualty written premium increased approximately 6.6% over the first nine months of 1995 and increased 6.3% for the third quarter. Total life insurance premiums and policy charges increased 7.4% and 10.8% for the nine months and third quarter, respectively, and new life business in 1995 is up 12.3%. Net investment income increased 15% over the first nine months of 1995 due to an increase in invested assets resulting from positive cash flows.

     For the nine months ended September 30, 1995, property casualty and life insurance operating income combined grew approximately 17%. The growth in the life company's income is due to positive second and third quarter results, which is due primarily to increased premiums and good mortality rates. Claims from significant storms have affected both year's property casualty results. However, continued good operating trends and the higher pooling allocation had a positive impact on results for the third quarter and first nine months of 1995. The effects of Hurricane Opal, however, which occurred in early October just after the end of the third quarter, will have a significant adverse impact on the fourth quarter and full year results. See Note 5 and "Subsequent Event" later in this discussion. Declines in operating income in the noninsurance subsidiaries, much lower net realized investment gains and higher corporate expenses offset the insurance operations improvement for the first nine months of 1995.


PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the nine months and three months ended September 30, 1995 and 1994:

                                    NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------  -----------------------------------
                                     1995        1994      % CHANGE      1995        1994       % CHANGE
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                                              (in thousands)
Earned Premiums
  Personal lines                   $200,238    $143,987      39.1%     $68,337      $48,857       39.9%
  Commercial lines                    7,882       5,980      31.8%       2,669        1,953       36.7%
  Pools, associations and fees        2,764       2,026      36.4%         916          676       35.5%
  Reinsurance ceded                  (5,937)     (3,503)     69.5%      (1,978)      (1,165)      69.8%
                                   --------    --------      ----      -------      -------       ----

     Total                         $204,947    $148,490      38.0%     $69,944      $50,321       39.0%
                                   ========    ========      ====      =======      =======       ====

Net underwriting income            $  7,091    $  6,809       4.1%     $ 3,151      $ 2,113       49.1%
                                   ========    ========      ====      =======      =======       ====

Underwriting margin                     3.5%        4.6%                   4.5%         4.2%
                                   ========    ========                =======      =======

Operating Income                   $ 16,879    $ 13,694      23.3%     $ 6,680      $ 4,127       61.9%
                                   ========    ========      ====      =======      =======       ====


     The 38.0% increase in earned premiums is due primarily to the pooling amendment which occurred October 1, 1994. It increased the allocation of the pooled business to Alfa Corporation's property and casualty operations by 15 points from 50% to 65%, which increased earned premiums by approximately $48.7 million for the first nine months of 1995 and $16.6 million for the third quarter. Similarly, the allocation of losses and expenses associated with the pooled business also increased. The overall increase of the entire pool of written premiums increased 6.6% in the first nine months of 1995 due to growth in new business of 3.9% and a low lapse ratio of 3.6% compared to 3.8% in the first nine months of 1994.

     The underwriting margin and underwriting income reflect storm related claims in 1995 and 1994. The Alfa Group incurred approximately $22 million in severe weather claims in the first nine months of 1995 compared to approximately $15.5 million in 1994. Such storm activity occurred in the second quarter of 1995 and in the first quarter of 1994. Operating income for the nine months increased 23.3%, however, reflecting a higher level of cash flow and investment income, and higher non-storm underwriting income, primarily due to the increased level of pooling. Non-storm underwriting trends were generally positive during the first nine months of 1995. The loss ratio excluding storm claims was 61.2% and the expense ratio was relatively flat. The fourth quarter and full year results for 1995 will be significantly adversely affected by the impact of Hurricane Opal which occurred on October 4, 1995. See the "Subsequent Event" section later in this discussion.


LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and operating income for the nine months and three months ended September 30, 1995 and 1994:

                                            NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------  ---------------------------------
                                              1995       1994      % CHANGE     1995       1994      % CHANGE
                                            ---------  ---------  ----------  ---------  ---------  -----------
                                                                      (in thousands)
Premiums and Policy Charges
  Universal life policy charges               $ 6,502    $ 5,744     13%       $2,229      $2,076        7%
  Interest sensitive life policy charges        5,961      5,842      2%        2,013       1,899        6%
  Traditional life insurance premiums          14,242     13,274      7%        4,326       3,757       15%
                                              -------    -------     --        ------      ------       --

     Total                                    $26,705    $24,860      7%       $8,568      $7,732       11%
                                              =======    =======     ==        ======      ======       ==

Operating Income                              $ 9,830    $ 9,104      8%       $3,342      $3,056        9%
                                              =======    =======     ==        ======      ======       ==



     Total life insurance premiums and policy charges grew 7% in the first nine months of 1995. New premium production increased 12.3% over the same period in
1994.   The improved production has come primarily in sales of the Company's
Universal Life product for which only the product's policy charges are accounted for as revenues.

     Life insurance operating income increased approximately 8% in the first
nine months of 1995 primarily due to   the growth in premiums and favorable
mortality. Mortality was 87% of expected in the period which compares favorably to the first nine months of 1994 which had a mortality rate of 99% of expected. Net investment income increased 7% in the first nine months of 1995 compared to the same period in 1994 due to higher yield rates and positive cash flows which increased invested assets .

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings declined 5% in the first nine months of 1995. Most significant was a 30% decline in operating income of the construction subsidiary due to a drop in residential construction activity and a drop in new home sales. The consumer finance loan portfolio dropped $2.1 million since June 30, 1995 to $76.3 million at September 30, 1995 due primarily to payoffs of first mortgages. Also, administrative fees on credit life insurance sales have declined approximately $250,000. Consequently, operating profits are flat in the consumer finance subsidiary.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first nine months of 1995 was approximately $1,525,000 compared to approximately $1,130,000 for the similar period in 1994. The increase in interest expense is due to the increase in interest rates on the outstanding debt. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.



INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 1995 and 1994:

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 -------------------
                                                   1995       1994
                                                 ---------  --------

Increase in cash flow from operations              19.4%     25.7%
Increase in invested assets since January 1        14.2%      6.1%
Investment yield rate                               8.4%      7.8%
Increase in net investment income                  14.6%      2.0%

     Positive cash flow from operations increased in the first nine months of 1995 as a result of improved operating results in both the life and property casualty subsidiaries. In addition, higher levels of premium and invested assets as a result of the pooling amendment has also positively affected cash
flow, which has increased invested assets  14.2% since year-end.   The higher
level of invested assets combined with a higher yield rate of 8.4% has increased
net investment income by 14.6%.   The Company had net realized investment gains
of $1.4 million in the first nine months of 1995 and $5.7 million in the similar period in 1994. These net gains are primarily from sales of equity securities and from gains in the Company's covered call option writing program. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at September 30, 1995 and December 31, 1994:

                                      SEPTEMBER 30,   DECEMBER 31,
                                      --------------  -------------
                                           1995           1994
                                      --------------  -------------
Fixed maturities
  Taxables
     Mortgage Backed (CMO's)               29.2%          26.3%
     Corporate Bonds                       29.5%          30.1%
                                          -----          -----
        Total taxable                      58.7%          56.4%
Tax exempts                                10.1%          10.3%
                                          -----          -----
        Total fixed maturities             68.8%          66.7%
                                          -----          -----
Equity Securities                          10.1%           9.9%
Mortgage Loans                              0.1%           0.2%
Real Estate                                 0.2%           0.2%
Policy loans                                3.5%           3.6%
Other long term investments                13.9%          16.0%
Short term investments                      3.4%           3.4%
                                          -----          -----
                                          100.0%         100.0%
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

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 1995 and December 31, 1994:

                                           SEPTEMBER 30,   DECEMBER 31,
                                          --------------  -------------
                                               1995           1994
                                          --------------  -------------
RATING
AAA to A-                                       87.3%          86.7%
BBB+ to BBB-                                    11.8%          12.1%
Below investment grade (BB+ and Below)           0.9%           1.2%
                                                ----          -----
                                               100.0%         100.0%
                                               -----          -----

     Approximately 2.8% of the fixed maturity portfolio was not rated by an outside rating service but was rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at
September 30, 1995 and December 31, 1994:

                                      SEPTEMBER 30,              DECEMBER 31,
                                -------------------------  -------------------------
                                                 % OF                       % OF
                                    1995       STATUTORY       1994       STATUTORY
                                                SURPLUS                    SURPLUS
                                ----------    -----------  -----------   -----------
High-yield fixed maturities:
  Amortized value               $ 5,512,470       2.3%     $ 5,768,973       2.5%
  Market value                  $ 5,346,948       2.2%     $ 5,003,004       2.2%
  Unrealized loss               $  (165,522)     (0.1%)    $  (765,969)     (0.3%)

       During the first nine months of 1995 the Company had net losses on disposals of high yield debt securities of $482,770. Non-performing bonds included in the above high yield fixed maturity investments total $154,000 at December 31, 1994. At September 30, 1995, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:

                                 SEPTEMBER 30,            DECEMBER 31,
                             ----------------------  ----------------------
                                            % OF                    % OF
                                1995     STATUTORY      1994     STATUTORY
                                          SURPLUS                 SURPLUS
                             ---------   ----------  ---------   ----------
Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)    $6,956,502     2.8%     $8,758,871     3.9%
  Cost                       $6,135,783     2.5%     $8,580,962     3.8%
  Unrealized gain            $  820,719     0.3%     $  171,909     0.1%

     During the first nine months of 1995, the Company sold approximately $4.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $80,635 and gross realized losses of $548,173. At September 30, 1995, approximately 42.4% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on periodic reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the Company's exposure to prepayment risk is minimized and is not believed to be significant. At September 30, 1995 the Company's total portfolio of fixed maturities had gross unrealized gains of $26,461,140 and gross unrealized losses of $8,961,215. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Approximately 2.8% were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. The Company has not experienced any significant delinquencies or charge-offs on such investments. At September 30, 1995, the Company maintained an allowance for loan losses of $898,346 or approximately 1.3% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.

INCOME TAXES
------------

     Income tax expense declined in the first nine months of 1995 as a result of a change in the relative mix of taxable versus tax-free income and due to a decrease in income before provision for income taxes. The effective tax rate was 30.6% in the first nine months of 1995, compared to a 32.1% effective rate for the first nine months of 1994. The drop in the effective rate is due primarily to the increased amount of tax-free income in 1995.

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994 and 80,000 options on March 27, 1995. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At September 30, 1995 no options had been exercised, although 278,881 options were exercisable and 30,734 had been cancelled leaving 1,087,334 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares (now 2,000,000 as a result of two-for-one stock split on June 1, 1993) of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At September 30, 1995, the Company had repurchased 1,097,600 shares at a cost of $4,630,770.

     Total notes payable decreased $8.5 million since December 31, 1994 to $105.1 million. Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At September 30, 1995 the Company had approximately $84.2 million in commercial paper at rates ranging from 5.79% to 5.80% with maturities ranging from October 4, 1995 to November 3, 1995. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $18.4 million in short-term debt outstanding to affiliates with interest equal to bank short-term rates payable monthly and $2.4 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $5.5 million in the first nine months of 1995 and $5.1 million in the similar period in 1994. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 1995 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $209.0 million.

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


SUBSEQUENT EVENT
----------------


     On October 4, 1995, Hurricane Opal hit and moved across the entire state of Alabama, where 90% of the Alfa Group's business exists. Hurricane Opal has resulted in the largest number of claims and the costliest amount of damages in the Alfa Group's history. Current estimates are in excess of 25,000 claims representing over $65 million in gross losses to the Alfa Group. The impact of such losses on the net income of Alfa Corporation is currently estimated to be approximately $11.0 million, or $0.27 per share. This estimate reflects the Company's share of claims arising from the Alfa Group Pool and is net of reinsurance and taxes. These estimates are preliminary and are subject to change. Any such impact will be included in the Company's fourth quarter and year end results which will be reported in early February 1996.

                          PART II.  OTHER INFORMATION

     Item 6.
     -------

             EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

          None.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ALFA CORPORATION



Date  11/13/95                               By:    /s/ Goodwin L. Myrick
    ---------------                             -------------------------------
                                                        Goodwin L. Myrick
                                                            President



Date  11/13/95                               By:       /s/ Donald Price
    ---------------                             -------------------------------
                                                           Donald Price
                                                Senior Vice President, Finance
                                                   (Chief Financial Officer)



Date  11/13/95                               By:      /s/ John Holley
    ---------------                             -------------------------------
                                                          John Holley
                                                 Vice President and Controller
                                                   (Chief Accounting Officer)