Form 10-K
period 1995-12-31
ALFA CORP
filed 1996-03-25
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1995         Commission File Number 0-11773
---------------------------------------                                -------

                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          63-0838024
  -------------------------------                         ------------------
  (State or Other Jurisdiction of                           (IRS Employer
   Incorporation or Organization)                         Identification No.)

      2108 East South Boulevard
  P. O Box 11000, Montgomery, Alabama                          36191-0001
----------------------------------------                     --------------
(Address of principal executive offices)                       (Zip-Code)

Registrant's Telephone Number including Area Code     (334) 288-3900
                                                  --------------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None
                                     ----

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X           No
                                ---------          ---------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 29, 1996, was
$255,880,872.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

              Class                               Outstanding December 31, 1995
    -----------------------------                 -----------------------------
    Common Stock, $1.00 par value                        40,785,912 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 1995, and proxy statement for the annual meeting of stockholders to be held April 18, 1996, are incorporated by reference into Part II and Part III.

Total pages included in this filing - 23 pages
Exhibit index - Page 12

                                     Part I
                                     ------

Item 1. Business.
        --------

     (a)   General Development of Business.  Alfa Corporation is a holding
           -------------------------------
company for Alfa Life Insurance Corporation (Life), Alfa Insurance Corporation
(AIC), Alfa General Insurance Corporation (AGI), Alfa Financial Corporation
(AFC), Alfa Investment Corporation, Alfa Realty, Inc. (ARI), and Alfa Agency Mississippi, Inc. The Registrant's property and casualty insurance subsidiaries are rated "A++ Superior" and its life subsidiary is rated "A+ Superior" by A. M. Best Company, the leading rating organization in the insurance industry. The Registrant's commercial paper ratings are A-1+ by Standard & Poors and P-1 by Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company.

     Until August 1, 1987, Registrant's life insurance subsidiary was its principal source of revenue. Effective that date Registrant's property and casualty subsidiaries entered into a pooling agreement with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (General) (collectively referred to as Mutual Group) pursuant to which premiums, losses, loss adjustment expenses and other underwriting expenses attributable to the direct property and casualty insurance business of each party are pooled and reallocated among the parties. Under the pooling agreement, sixty five percent of the pooled business is allocated to Registrant's subsidiaries, Alfa Insurance Corporation and Alfa General Insurance Corporation.

     The majority of the Company's Property Casualty Premiums are derived from the Company's participation in the Pooling Agreement.

     (b)  Information as to Industry Segments.  Prior to August 1, 1987,
          -----------------------------------
Registrant considered it operated in one main reportable segment, that being the life insurance industry which is operated through its subsidiary, Life. Effective August 1, 1987, Registrant entered into a property and casualty Pooling Agreement. Because of the Pooling Agreement, Registrant substantially increased its property and casualty insurance business. As a result Registrant is now engaged in two major industry segments, the life and property and casualty insurance industries. The Information as to Industry Segments contained in Note 13 to Financial Statements on page 37 of Registrant's Annual Report is incorporated herein by reference.

     (c)  Narrative Description of Business.  Registrant is a holding company
          ---------------------------------
organized and existing under the laws of the State of Delaware. Until August 1, 1987, Registrant's life insurance business was its principal source of revenue. Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest sensitive whole life and universal life products. Life maintains an agency force in Alabama, Georgia and Mississippi.

          (i) Life offers several different types of whole life and term insurance products. As of December 31, 1995, Life had in excess of $8.6 billion of life insurance in force. As of December 31, for each year indicated the Company had insurance in force as follows:


                                  1995        1994        1993
                               ----------  ----------  ----------
                                         (in thousands)
              [S]              [C]         [C]         [C]
              Ordinary Life    $8,313,698  $7,553,056  $6,782,539
              Credit Life      $   14,382  $   19,499  $    9,326
              Group Life       $  314,826  $  295,254  $  272,470

The following table shows Life's premiums and policy charges by type of policy and life insurance operating income for the years ended December 31, 1995, 1994, and 1993:

                                     Years Ended December 31,
                                    -------------------------
                                      1995     1994     1993
                                    -------  -------  -------
                                          (in thousands)
Premiums and Policy Charges
  Universal life                    $ 8,789  $ 7,876  $ 6,354
  Interest sensitive life             7,991    7,705    7,361
  Traditional life                   18,320   17,224   17,141
                                    -------------------------
    Total                           $35,100  $32,805  $30,856
                                    =========================
  Operating income                  $13,205  $12,039  $14,520
                                    =========================

          Life generally reinsures all life insurance risks in excess of $200,000 on any one life. The purpose of this is to limit the liability of Life with respect to any one risk and afford it a greater diversification of its exposure. When Life reinsures a portion of its risk it must cede the premium income to the company who reinsures the risk, thereby decreasing the income of Registrant.

          Life performs various underwriting procedures and blood testing for AIDS and other diseases before issuance of insurance.

          In addition to the income from premiums of life insurance contracts, Life's income is directly affected by its investment income or loss from its investment portfolio. The capital and reserves of the Registrant are invested in assets comprising its investment portfolio. The insurance laws prescribe the nature and quality of investments that may be made, and included in its investment portfolio are qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage backed securities, mortgages and certain other assets.

          Property and Casualty Insurance.  Registrant's two property and
          --------------------------------
casualty subsidiaries, Alfa Insurance Corporation and Alfa General Insurance Corporation, are direct writers of preferred and standard risk property and casualty insurance in Georgia and Mississippi. Registrant's business is predominantly in personal, rather than commercial lines, including automobile, homeowner and fire insurance and similar policies. These companies also write limited commercial lines (church and business owner's insurance). Registrant also assumes property and liability insurance written in Alabama through the pooling agreement.

      The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the years ended December 31, 1995, 1994 and 1993 including the business written through the property and casualty pooling agreement:


                                        Years Ended December 31,
                                    -------------------------------
                                      1995        1994       1993
                                    --------     -------    -------
                                          (in thousands)
Earned Premiums
  Personal lines                    $270,109    $208,358   $181,686
  Commercial lines                    10,606       8,524      8,920
  Pools, associations
    and fees                           3,709       2,920      2,541
  Reinsurance ceded                  (11,435)     (5,476)    (4,090)
                                    -------------------------------
      Total                         $272,989    $214,326   $189,057
                                    ===============================
Net Underwriting Income (Loss)      $(10,598)   $ 10,793   $ 17,217
                                    ===============================
Underwriting Margin                     (3.9%)       5.0%       9.1%
                                    ===============================
Operating Income                    $  8,182    $ 20,179   $ 24,144
                                    ===============================

          Pooling Agreement.  Effective August 1, 1987, the Registrant's
          -----------------
property and casualty insurance subsidiaries entered into the Pooling Agreement with Mutual, Fire, and General. Under the terms of the Pooling Agreement, the Registrant ceded to Mutual all of its property and casualty insurance business in force and written on or after August 1, 1987, net of reinsurance ceded to others. All of the Mutual Group's direct property and casualty insurance business, net of such reinsurance, in force or written on or after such date, is also included in the pool. Mutual retrocedes 65% of the pooled premiums, losses, loss adjustment expenses and other underwriting expenses to Registrant. The Pooling Agreement enabled Registrant, in effect, to expand its property and casualty insurance revenues and to spread and stabilize the underwriting risks borne by each party through the creation of a larger and more diversified risk pool.

          The Boards of Directors of Mutual, Fire and General and of the Registrant's property and casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and determined that its implementation did not require its approval.

          A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of the Registrant and Goodwin Myrick, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Registrant and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Registrant is outside of Alabama. The Pooling Agreement is intended to reduce conflicts which could arise in the selection of risks to be insured by the participants by making the results of each participant's operations dependent on the results of all of the Pooled Business. Accordingly, the participants should have substantially identical direct underwriting ratios for the Pooled Business as long as the Pooling Agreement remains in effect.

          The participation of Registrant in the Pooling Agreement may be changed or terminated without the consent or approval of the shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice. Any such termination, or a change in Registrant's allocated share of the Pooled Business, inclusion of riskier business or certain types of reinsurance assumed in the pool, or other changes to the Pooling Agreement, could have a material adverse impact on Registrant's earnings. Participants' respective abilities to share in the Pooled Business are subject to regulatory capital requirements.

          Relationship with Mutual Group.  The Registrant's business and
          ------------------------------
operations are substantially integrated with and dependent upon the management, personnel and facilities of Mutual. Under a Management and Operating Agreement with Mutual all management personnel are provided by Mutual and Registrant reimburses Mutual for field office expenses and operations services rendered by Mutual in the areas of advertising, sales administration, underwriting, legal, sales, claims, management, accounting, securities and investment, and other services rendered by Mutual to Registrant.

          Mutual periodically conducts time usage and related expense allocation studies. Mutual charges Registrant for its allocable and directly attributable salaries and other expenses, including office facilities in Montgomery, Alabama.

          The Board of Directors of Registrant consisted at year end of eleven members, six of whom serve on the Executive Committee of the Boards of Mutual, Fire and General and two of whom are Executive Officers of Registrant.

          Mutual owns 16,201,538 shares, or 39.72%, and Fire owns 4,515,286 shares, or 11.07%, of Registrant's Outstanding Common Stock.

Other Business
--------------

          Registrant operates five other subsidiaries which are not considered to be significant by SEC Regulations. These subsidiaries are Alfa Financial Corporation (AFC), a lending institution, Alfa Investment Corporation, a real estate investment business and its wholly owned subsidiary, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, and Alfa Agency Mississippi, Inc.

          AFC is a lending institution engaged principally in making consumer loans. These loans are available through substantially all agency offices of Registrant.

          Alfa Investment Corporation is a Florida corporation engaged in the real estate investment business. Alfa Builders, Inc. is engaged in the construction business in Alabama and is also engaged in real estate investments.

          Alfa Realty, Inc., is engaged in the business of listing and selling real estate in the Montgomery and Autauga County, Alabama, areas.

          Alfa Agency Mississippi Inc. places substandard insurance risks with third party insurers for a commission.

          (ii) - (ix).  Not applicable.

          (x) Both the life and property and casualty insurance businesses are highly competitive. There are numerous insurance companies in Registrant's area of operation and throughout the United States. Many of the companies which are in direct competition with the Registrant have been in business for a much longer period of time, have a larger volume of business, offer a more diversified line of insurance coverage, and have greater financial resources than Registrant. In its life and property and casualty insurance businesses, Registrant competes with other insurers in the sale of insurance products to consumers and the recruitment and retention of qualified agents. Registrant believes that the main competitive factors in its business are price, name recognition and service. Registrant believes that it competes effectively in these areas in Alabama. In Georgia and Mississippi, however, the Registrant's name is not as well recognized.

          Registrant's insurance subsidiaries are subject to licensing and supervision by the governmental agencies in the jurisdictions in which they do business. The nature and extent of such regulation varies, but generally has its source in State Statutes which delegate regulatory, supervisory and administrative powers to State Insurance Commissioners. Such regulation, supervision and administration relate, among other things, to standards of solvency which must be met and maintained, licensing of the companies and the benefit of policyholders, periodic examination of the affairs and financial condition of the Registrant, annual and other reports required to be filed on the financial condition and operation of the Registrant. Life insurance rates are generally not subject to prior regulatory approval. Rates of property and casualty insurance are subject to regulation and approval of regulatory authorities.

          The Mutual Group and Registrant's insurance subsidiaries are subject to the Alabama Insurance Holding Company Systems Regulatory Act and are subject to reporting to the Alabama Insurance Department and to periodic examination of their transactions and regulation under the Act with Mutual being considered the controlling party.

          (xi-xii)  Not applicable.

          (xiii) The Registrant has no management or operational employees. Registrant and its subsidiaries have a Management and Operating Agreement with Mutual whereby Registrant and its subsidiaries reimburse Mutual for salaries and expenses of employees provided to Registrant under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments, and Management. At December 31, 1995, Registrant was represented by 469 agents in Alabama who are employees of Mutual. Registrant's property and casualty subsidiaries had 116 independent exclusive agents in Georgia and Mississippi at December 31, 1995.

Item 2.   Properties.
          ----------

          (a)  Physical Properties of Registrant and Its Subsidiaries.  The
               -------------------------------------------------------
Registrant leases it home office facilities in Montgomery, Alabama,from Mutual.

          Registrant and its subsidiaries own several investment properties, none of which are material to Registrant's business.

          (b)  Oil and Gas Operations.  Not applicable.
               ----------------------

Item 3.   Legal Proceedings.
          -----------------

          Various legal proceedings arising during the normal course of business with policyholders and agents are in process at December 31, 1995. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider that contingent liabilities which might arise from pending litigation are material in relation to the financial position, results of operations or cash flows of the Company. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where Alfa Corporation has substantial business, the frequency of large punitive damage awards, bearing little or no relation to actual damages awarded by juries, continues to increase.

Item 4.   Submission of Matters to Vote of Security Holders.
          -------------------------------------------------

          Not applicable.

Executive Officers of the Registrant:
------------------------------------

          Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 18, 1996.

          The following is a list of name and ages of all of the executive officers of the Registrant indicating all positions and offices with the Registrant held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Registrant.


NAME                   AGE   POSITION                                                      SINCE
----                   ---   --------                                                      -----

Goodwin L. Myrick      70    Director; Chairman of the Board and President, since 1978;    1973
                             President of its Subsidiaries and associated companies;
                             President Alabama Farmers Federation.

B. Phil Richardson     70    Director; Executive Vice President, Operations                1979
                             of Alfa Corporation and its subsidiaries;
                             Vice President, Treasurer.

Bill Harper, Jr.       51    Senior Vice President, Life Operations of Alfa Life           1986
                             Insurance Corporation Vice President, of Alfa
                             Financial Corporation since 1978.

C. Lee Ellis           44    Executive Vice President, Investments.                        1983
                             Prior to 1993, Senior Vice President, Investments.

Donald Price           44    Senior Vice President, Finance and                            1984
                             Chief Financial Officer.

John Holley            40    Vice President and Controller, Director Financial Relations   1986
                             Chief Accounting Officer.

Al Dees                49    Executive Vice President, Marketing                           1993
                             Prior to 1993 Vice President Georgia and
                             Mississippi Marketing.

Ken Wallis             54    Secretary and General Counsel.                                1993
                             Prior to 1993 Vice President, Government Relations.

James Azar             59    Senior Vice President, Planning                               1979

Terry McCollum         59    Senior Vice President, Claims                                 1979

Bill Oswalt            62    Senior Vice President, Underwriting                           1979


                                    Part II
                                    -------

Item 5.   Market for Registrant's Common Stock and Related Security Holder
          ----------------------------------------------------------------
          Matters.
          --------

          The "Stockholder Information" section on the Inside Back Cover of Registrant's annual report to security holders for the fiscal year ended December 31, 1995, is incorporated herein by reference.

Item 6.   Selected Financial Data.
          ------------------------

          The "Selected Financial Data" section on pages 6 and 7 of the Registrant's annual report to security holders for the year ended December 31, 1995, is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations.
          ----------------------

          The "Management's Discussion and Analysis" section on pages 14 through 20 of the Registrant's annual report to security holders for the fiscal year ended December 31, 1995, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

          The Financial Statements on pages 21 through 40 of the Registrant's annual report to security holders for the fiscal year ended December 31, 1995, are incorporated herein by reference.

Item 9.   Disagreements on Accounting and Financial Disclosure.
          ----------------------------------------------------

          None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          For information with respect to the Executive Officers of the Registrant see Executive Officers of the Registrant at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see Election of Directors on Page 2 of the Proxy statement for the annual meeting of stockholders to be held April 18, 1996, which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

          The information set forth under the caption "Executive Compensation" on Page 6 of the Proxy Statement for the annual meeting of stockholders to be held April 18, 1996, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The information appearing on Pages 1 through 3 of the Proxy Statement for the annual meeting of stockholders to be held April 18, 1996, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The information set forth under the caption "Executive Compensation" on Page 6 of the Proxy Statement for the annual meeting of stockholders to be held April 18, 1996, is incorporated herein by reference.

                                     III-1

                                    Part IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          ------------------------------------------------------------

      (a) The following documents are filed as part of this report:

          1.  Financial Statements.
              --------------------

              Report of Independent Certified Public
              Accountants for 1995, 1994, and 1993.

              Consolidated Balance Sheets as of
              December 31,  1995 and 1994.

              Consolidated Statements of Income for the three years ended December 31, 1995, 1994 and 1993.

              Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1995, 1994 and 1993.

              Consolidated Statements of Cash Flows for the three years ended December 31, 1995, 1994 and 1993.

              Notes to Consolidated Financial Statements.

              Selected Quarterly Financial Data.

          2.  Financial Statement Schedules.
              -----------------------------

              Included in Part IV of this report:

                                                                          Page
                                                                          ----
Reports on Financial Statements and Financial Statement Schedules
of Independent Certified Public Accountants for 1995, 1994 and 1993.      IV-3

  Schedule I   - Summary of Investments Other Than Investments in
                 Related Parties for the year ended December 31, 1995     IV-4

  Schedule II  - Condensed Financial Information                        IV-5-7

  Schedule III - Supplementary Insurance Information                      IV-8

  Schedule IV  - Reinsurance for the years ended December 31, 1995,
                 1994 and 1993                                            IV-9

  Schedule V   - Valuation and Qualifying Accounts                       IV-10

          Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

          3. Exhibits.
             --------

                       Exhibit (3)     - Articles of Incorporation and By-Laws
                                         of the Registrant are incorporated by
                                         reference from Registrant's 10-K for
                                         the year ended December 31, 1987.

                       Exhibit (10(a)) - Amendment No. 2 to Management and
                                         Operating Agreement effective January
                                         1, 1992 is incorporated by reference
                                         from Registrant's 10-K for the year
                                         ended December 31, 1992.

                               (10(b)) - Insurance Pooling Agreement is
                                         incorporated by reference from
                                         registrant's 10-K for the year ended
                                         December 31, 1987.

                       Exhibit (13)    - Registrant's Annual Report to Security
                                         Holders for the fiscal year ended
                                         December 31, 1995. Such report, except
                                         for the portions incorporated herein by
                                         reference, is furnished to the
                                         Commission for information only and is
                                         not deemed filed as part of this
                                         report.


                       Exhibit (19)    - Employee Stock Purchase Plan and 1993
                                         Stock Incentive Plan are incorporated
                                         by reference from registrant's 10-K for
                                         the year ended December 31, 1993.

                       Exhibit (24)    - Consents of Independent Accountants


             (b) Reports on Form 8-K.
                 -------------------

                       An 8-K report was filed on May 22, 1995 reporting a change in certifying accountants from Coopers & Lybrand L.L.P. to KPMG Peat Marwick LLP .

                          INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
Alfa Corporation
Montgomery, Alabama:

We have audited the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries (the Company) as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit for the year ended December 31, 1995, was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules I through V for the year ended December 31, 1995, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for the year ended December 31, 1995.

                                       KPMG Peat Marwick LLP

Birmingham, Alabama
January 31, 1996

                                    IV-3(a)

Report of Independent Accountants

To the Stockholders and Board of Directors
Alfa Corporation
Montgomery, Alabama

We have audited the consolidated financial statements and the financial statement schedules of Alfa Corporation and subsidiaries (the Company) as of December 31, 1994 and for each of the years ended December 31, 1994 and 1993 as listed in the index on page IV-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial statement schedules referred to above present fairly, in all material respects, the financial position of Alfa Corporation and its subsidiaries as of December 31, 1994 and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994 and in 1993 the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions, and for certain reinsurance contracts to comply with new Financial Accounting Standards Board pronouncements.

                                       Coopers & Lybrand L.L.P.

Birmingham, Alabama
February 2, 1995


                                 IV-3(b)

                      ALFA CORPORATION  AND  SUBSIDIARIES
               SCHEDULE I - SUMMARY OF  INVESTMENTS - OTHER THAN
                        INVESTMENTS  IN RELATED  PARTIES
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                 ------------


                                                                        Amount At
                                             Cost Or                   Which Shown
                                            Amortized       Market      In Balance
Type Of Investment                            Cost          Value          Sheet
------------------                         ------------  ------------  ------------

Fixed maturities:
   Bonds:
      United States Government
       and government agencies             $ 63,606,264  $ 69,739,296  $ 69,739,296
      States, municipalities and
        political subdivisions               89,129,790    94,480,408    94,480,408
      Public utilities                       20,497,766    21,089,250    21,089,250
      All other corporate bonds             126,092,593   139,154,137   139,154,137
   Mortgage-backed securities               238,897,886   247,141,713   246,872,464
   Redeemable preferred stocks                4,704,630     4,779,162     4,779,162
                                           ------------  ------------  ------------

                Total fixed maturities      542,928,929   576,383,966   576,114,717
                                           ------------  ------------  ------------

Equity securities:
   Common stocks:
     Public utilities                         9,941,759    12,411,810    12,411,810
     Banks, trusts and insurance
       companies                              9,113,562    17,177,032    17,177,032
     Industrial, miscellaneous
       and all other                         39,190,866    56,187,122    56,187,122
   Nonredeemable preferred stocks             3,001,000     3,238,500     3,238,500
                                           ------------  ------------  ------------

                Total equity securities      61,247,187    89,014,464    89,014,464
                                           ------------  ------------  ------------

Mortgage loans on real estate                   995,777                     995,777

Real estate                                   1,829,363                   1,829,363

Policy loans                                 29,084,753                  29,084,753

Other long-term investments                 111,073,137                 111,073,137

Short-term investments                       33,010,906                  33,010,906
                                           ------------                ------------

                Total investments          $780,170,052                $841,123,117
                                           ============                ============

                      ALFA  CORPORATION  (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL  INFORMATION  OF REGISTRANT
                                BALANCE  SHEETS
                           DECEMBER 31, 1995 AND 1994

                                 ------------

                                                              1995          1994
                                                          ------------  ------------
                                    ASSETS

Cash                                                      $     28,271  $     88,289

Short-term investments                                         437,090        82,516


Investment in subsidiaries                                 342,291,962   289,176,810

Note receivable from subsidiary                             54,445,000

Accounts receivable and other assets                           283,274        28,161
                                                          ------------  ------------


        Total assets                                      $397,485,597  $289,375,776
                                                          ============  ============

                    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Liabilities:
   Commercial paper                                       $ 81,949,616
   Notes payable                                             4,600,000  $ 31,613,665
   Other liabilities                                         2,326,237     2,776,665
                                                          ------------  ------------


         Total liabilities                                  88,875,853    34,390,330
                                                          ------------  ------------


Common stock, $1 par value, shares
   authorized - 110,000,000;
   issued - 41,891,512
   outstanding -  40,785,912                                41,891,512    41,891,512

Capital in excess of par value                              21,276,023    21,276,023

Net unrealized investment (losses) gains                    35,620,863   (10,980,201)

Retained earnings                                          214,453,116   207,429,882


Treasury stock, at cost, 1,105,600 shares;                  (4,631,770)   (4,631,770)
                                                          ------------  ------------

            Total stockholders' equity                     308,609,744   254,985,446
                                                          ------------  ------------

            Total liabilities and stockholders' equity    $397,485,597  $289,375,776
                                                          ============  ============


         SCHEDULE II - CONDENSED FINANCIAL  INFORMATION  OF  REGISTRANT
                             STATEMENTS  OF  INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 -------------

                                     1995         1994         1993
                                  -----------  -----------  -----------

Revenues:
   Dividends from subsidiaries    $19,415,006  $16,241,650  $13,722,532

   Interest from subsidiary         2,708,256

   Other interest                      25,171        1,456          974

Expenses:
   Other expenses                   6,071,779    3,596,198    1,814,621
                                  -----------  -----------  -----------

      Income before equity in
      undistributed income
      of subsidiaries              16,076,654   12,646,908   11,908,885

Equity in undistributed income
   of subsidiaries                  6,241,217   20,219,830   33,051,345
                                  -----------  -----------  -----------

      Net income                  $22,317,951  $32,866,738  $44,960,230
                                  ===========  ===========  ===========


        SCHEDULE II - CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                          STATEMENTS  OF  CASH  FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                   1995           1994           1993
                                                               -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                   $ 22,317,951   $ 32,866,738   $ 44,960,230
                                                               ------------   ------------   ------------

  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Undistributed earnings of
        subsidiaries                                             (6,241,297)   (20,219,830)   (33,051,345)
      Increase in other assets
        and accounts receivable                                    (255,113)       (13,001)       (15,000)
      Increase (decrease) in other
        liabilities                                                (450,428)     1,202,683        792,331
                                                               ------------   ------------   ------------
        Total adjustments                                        (6,946,838)   (19,030,148)   (32,274,014)
                                                               ------------   ------------   ------------

        Net cash provided by
         operating activities                                    15,371,113     13,836,590     12,686,216
                                                               ------------   ------------   ------------

Cash flows from investing activities:
  Increase in note receivable from subsidiary                   (54,445,000)
  Net increase in short-term investments                           (354,574)       (81,963)          (480)
  Other                                                            (272,790)        (4,925)    (1,023,222)
                                                               ------------   ------------   ------------
        Net cash used in investing activities                   (55,072,264)       (86,888)    (1,023,702)
                                                               ------------   ------------   ------------

Cash flows from financing activities:
  Increase in commercial paper                                   81,949,616
  Net increase (decrease) in notes payable                      (27,013,665)       198,665       (205,000)
  Dividends to stockholders                                     (15,294,718)   (13,969,175)   (11,420,057)
                                                               ------------   ------------   ------------

        Net cash provided by (used in) financing activities      39,641,233    (13,770,510)   (11,625,057)
                                                               ------------   ------------   ------------

        Net  (decrease) increase in cash                            (60,018)       (20,808)        37,457
Cash, beginning of year                                              88,289        109,097         71,640
                                                               ------------   ------------   ------------

Cash, end of year                                              $     28,271   $     88,289   $    109,097
                                                               ============   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                  $  4,470,881   $  1,545,255   $  1,186,663
                                                               ============   ============   ============

     Income taxes                                              $  7,888,000   $ 13,927,719   $ 12,581,159
                                                               ============   ============   ============


                                ALFA CORPORATION
              SCHEDULE III - SUPPLEMENTAL  INSURANCE  INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  Other
                                   Future Policy                  Policy
                       Deferred      Benefits,                    Claims
                        Policy        Losses,                       And
Segment               Acquisition   Claims And     Unearned       Benefits
  1995                   Costs     Loss Expenses    Premium        Payable
-------               -----------   ------------  ----------    -------------
Life Insurance        $75,410,879  $294,049,256   $         0       $0

Property &
  casualty
  insurance            13,745,663   108,303,253    85,306,194        0

Noninsurance
  and corporate                 0             0             0        0
                      -----------  ------------   -----------       --

Total                 $89,156,542  $402,352,509   $85,306,194       $0
                      ===========  ============   ===========       ==

  1994
-------
Life Insurance        $75,551,400  $262,017,490   $         0       $0

Property &
  casualty
  insurance            13,461,166    88,486,091    79,426,172        0

Noninsurance
  and corporate                 0             0             0        0
                      -----------  ------------   -----------       --

Total                 $89,012,566  $350,503,581   $79,426,172       $0
                      ===========  ============   ===========       ==

  1993
-------
Life insurance        $68,825,574  $232,379,119   $         0       $0

Property &
  casualty
  insurance             9,707,852    77,984,288    57,077,350        0

Noninsurance
  and corporate                 0             0             0        0
                      -----------  ------------   -----------       --
   Total              $78,533,426  $310,363,407   $57,077,350       $0
                      ===========  ============   ===========       ==




                                                    Benefits    Amortization
                      Premiums                       Claims,    Of Deferred
                        And            Net         Losses And     Policy         Other
Segment                Policy       Investment     Settlement   Acquisition    Operating       Premiums
  1995                 Charges        Income        Expenses       Costs        Expenses       Written
-------              ------------   ----------   ------------   ------------  -----------   ------------
Life Insurance       $ 35,099,995   $27,620,913  $ 29,301,615   $ 5,504,517   $ 6,077,846   $          0

Property &
  casualty
  insurance           272,988,974    20,996,611   220,330,040    41,857,226    24,957,163    286,483,508

Noninsurance
  and corporate                 0     2,305,583             0             0       727,145              0
                      ------------   -----------  ------------   -----------   -----------   ------------

Total                 $308,088,969   $50,923,107  $249,631,655   $47,361,743   $31,762,164   $286,483,508
                      ============   ===========  ============   ===========   ===========   ============

  1994
-------
Life Insurance        $ 32,805,431   $25,729,717  $ 26,960,413   $ 4,832,612   $ 6,196,441   $          0

Property &
  casualty
  insurance            214,325,192    17,405,225   154,656,527    32,913,610    19,351,233    234,392,978

Noninsurance
  and corporate                  0     2,418,719     1,000,000             0      (329,479)             0
                      ------------   -----------  ------------   -----------   -----------   ------------

Total                 $247,130,623   $45,553,661  $182,616,940   $37,746,222   $25,218,195   $234,392,978
                      ============   ===========  ============   ===========   ===========   ============

  1993
-------
Life insurance        $ 30,856,337   $25,530,790  $ 24,007,967   $ 4,159,869   $ 4,926,546   $          0

Property &
  casualty
  insurance            189,056,892    17,185,737   130,592,373    27,027,526    15,459,954    189,934,400

Noninsurance
  and corporate                  0     2,185,422             0             0      (374,412)             0
                      ------------   -----------  ------------   -----------   -----------   ------------
   Total              $219,913,229   $44,901,949  $154,600,340   $31,187,395   $20,760,912   $189,934,400
                      ============   ===========  ============   ===========   ===========   ============

                      ALFA  CORPORATION  AND SUBSIDIARIES
                          SCHEDULE IV - REINSURANCE
               FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                          Percentage of
                                                          Ceded to      Amount Assumed by                 Assumed From
                                      Gross Amount    Other Companies    Other Companies     Net Amount      to Net
                                     --------------  ------------------  ----------------  --------------  ------------

   1995
----------

Life insurance in force               $9,534,858,844     $891,952,000      $          0   $8,642,906,844          0%
                                      ==============     ============      ============   ==============        ===

Premiums and policy charges:
  Life Insurance                      $   37,735,370     $  2,735,919                     $   34,999,451          0%
  Accident and health insurance              100,544                                             100,544          0%
  Property and liability insurance        42,029,253       52,264,315*     $283,224,036*     272,988,974        104%
                                      --------------     ------------      ------------   --------------        ---
                                      $   79,865,167     $ 55,000,234      $283,224,036   $  308,088,969         92%
                                      ==============     ============      ============   ==============        ===

   1994
----------

Life insurance in force               $8,638,808,254     $771,000,000      $          0   $7,867,808,254          0%
                                      ==============     ============      ============   ==============        ===

Premiums and policy charges:
  Life Insurance                      $   35,195,373     $  2,535,275                     $   32,660,098          0%
  Acccident and health insurance             145,333                                             145,333          0%
  Property and liability insurance        36,961,724       42,485,376*     $219,848,844*     214,325,192        103%
                                      --------------     ------------      ------------   --------------        ---
                                      $   72,302,430     $ 45,020,651      $219,848,844   $  247,130,623         89%
                                      ==============     ============      ============   ==============        ===

    1993
----------

Life insurance in force               $7,749,942,364     $685,607,000      $          0   $7,064,335,364          0%
                                      ==============     ============      ============   ==============        ===

Premiums and policy charges:
  Life insurance                      $   33,009,114     $  2,293,796                     $   30,715,318          0%
  Accident and health insurance              141,019                                             141,019          0%
  Property and liability insurance        32,539,660       34,836,237*     $191,353,469*     189,056,892        101%
                                      --------------     ------------      ------------   --------------        ---
                                      $   65,689,793     $ 37,130,033      $191,353,469   $  219,913,229         87%
                                      ==============     ============      ============   ==============        ===

--------------
*These amounts are subject to the pooling agreement.

                       ALFA CORPORATION AND SUBSIDIARIES
                SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                               ADDITIONS
                                        BALANCE      ---------------------------------
                                      AT BEGINNING   CHARGED TO COSTS     CHARGED TO                   BALANCE
  DESCRIPTION                          OF PERIOD       AND EXPENSES     OTHER ACCOUNTS  DEDUCTIONS  END OF PERIOD
-------------                       ---------------  ----------------   --------------  ----------  -------------
1995  Reserve for loan losses           $769,544          $454,952                         $248,397     $976,100
                                        ========          ========                         ========     ========

1994  Reserve for loan losses           $453,900          $315,644                                      $769,544
                                        ========          ========                                      ========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALFA CORPORATION

                                     By /s/ Goodwin L. Myrick
                                        --------------------------------------
                                        Goodwin L. Myrick
                                        President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Chairman of the Board
/s/ Goodwin L. Myrick        Director and Principal
--------------------------   Executive Officer      ---------
(Goodwin L. Myrick)                                  (Date)

                             Senior Vice President,
/s/ Donald Price             Finance, (Principal
--------------------------   Financial Officer)      ---------
(Donald Price)                                        (Date)

/s/ John D. Holley           Vice President and
--------------------------   Controller               --------
(John D. Holley)                                       (Date)

/s/ Jerry A. Newby
--------------------------   Director                 --------
(Jerry A. Newby)                                       (Date)

/s/ James E. Mobley
--------------------------   Director                 --------
(James E. Mobley)                                      (Date)

/s/ James A. Tolar, Jr.
--------------------------   Director                 --------
(James A. Tolar, Jr.)                                  (Date)

/s/ John W. Morris
--------------------------   Director                 --------
(John W. Morris)                                       (Date)

/s/ Milborn N. Chesser
--------------------------   Director                 --------
(Milborn N. Chesser)                                   (Date)

/s/ James I. Harrison, Jr.
--------------------------   Director                 --------
(James I. Harrison, Jr.)                               (Date)

/s/ Young J. Boozer
--------------------------   Director                 --------
(Young J. Boozer)                                      (Date)

/s/ John R. Thomas
--------------------------   Director                 --------
(John R. Thomas)                                       (Date)

/s/ B. Phil Richardson
--------------------------   Director                 --------
(B. Phil Richardson)                                   (Date)

/s/ Boyd E. Christenberry
--------------------------   Director                 --------
(Boyd E. Christenberry)                                (Date)

/s/ Thomas H. Miller
--------------------------   Director                 --------
(Thomas H. Miller)                                     (Date)