Form 10-Q
period 1996-03-31
ALFA CORP
filed 1996-05-15
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1996 Commission File Number 0-11773


                               ALFA CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)



             Delaware                                               063-0838024
- -------------------------------------------------------------------------------
(State of Other Jurisdiction of                                   (IRS Employer
Incorporation or Organization)                              Identification No.)


2108 East South Boulevard, Montgomery, Alabama 36116
(Mail: P.O. Box 11000, Montgomery, Alabama  36191-0001)
- ------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)


Registrant's Telephone Number
Including Area Code                                              (334) 288-3900
                                                                 --------------


                None
- -----------------------------------

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


                                          Yes   X         No
                                              -----          ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.



          Class                                    Outstanding March 31, 1996
- -----------------------------                      --------------------------
Common Stock, $1.00 par value                           40,786,712 shares

                               ALFA CORPORATION

                                     INDEX

Part I.       Financial Information                                  Page No.
              (Condensed Consolidated Unaudited)                     -------
    Item 1.   Financial Statements

              Balance Sheets -- March 31, 1996 and
              December 31, 1995                                         3

              Statements of Income, Three Months
              ended March 31, 1996 and 1995                             4

              Statements of Cash Flows, Three Months
              ended March 31, 1996 and 1995                             5

              Notes to Financial Statements                             6

    Item 2.

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8

Part II.      Other Information                                        16

    Item 6.

              Exhibits and Reports on Form 8-K                         16



                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                     March 31,    December 31,
                                                                 ----------------------------------
                                                                        1996           1995
                                                                 ----------------------------------
Assets
 Investments
  Fixed Maturities Held for Investment, at amortized cost
   (market value $3,683,059 in 1996 and $3,980,724 in 1995)         $3,445,247     $3,711,475
  Fixed Maturities Available for Sale, at market value
   (amortized cost $555,622,416 in 1996 and $539,217,454 in 1995)  569,929,822    572,403,242
  Equity Securities, at market (cost $68,410,518 in 1996 and
   $61,247,187 in 1995)                                             99,365,055     89,014,464
  Mortgage Loans on Real Estate                                        941,527        995,777
  Investment Real Estate (net of accumulated
   depreciation of $1,243,449 in 1996 and $1,205,694 in 1995)        1,807,659      1,829,363
  Policy Loans                                                      30,002,112     29,084,753
  Other Long-term Investments                                      103,904,063    111,073,137
  Short-term investments                                            22,296,419     33,010,906
- ---------------------------------------------------------------------------------------------------
   Total investments                                               831,691,904    841,123,117
 Cash                                                                2,046,788      1,326,285
 Accrued Investment Income                                           9,574,464      9,340,980
 Accounts Receivable                                                 6,613,770     13,771,367
 Reinsurance Balances Receivable                                     4,778,052      4,546,506
 Due from Affiliates                                                 1,297,150      1,406,729
 Deferred Policy Acquisition Costs                                  95,669,866     89,156,542
 Other Assets                                                        4,008,588      4,761,451
- --------------------------------------------------------------------------------------------------
     Total Assets                                                 $955,680,582   $965,432,977
==================================================================================================

Liabilities
 Policy Liabilities and Accruals                                  $416,905,244   $402,352,509
 Unearned Premiums                                                  88,337,372     85,306,194
 Dividends to Policyholders                                          8,879,419      8,863,633
 Premium Deposit and Retirement Deposit Funds                        7,345,893      7,861,070
 Deferred Income Taxes                                              18,899,647     22,501,534
 Other Liabilities                                                  31,125,818     28,612,754
 Due to Affiliates                                                   1,972,126      6,135,599
 Commercial Paper                                                   65,382,881     81,949,616
 Notes Payable                                                       2,268,455      2,323,362
 Notes Payable to Affiliates                                        17,351,756     10,916,962
- --------------------------------------------------------------------------------------------------
     Total Liabilities                                             658,468,611    656,823,233
- --------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 3)
Stockholders' Equity
 Preferred Stock, $1 par value
  Shares authorized: 1,000,000
  Issued: None
 Common Stock, $1 par value
  Shares authorized: 110,000,000
  Issued: 41,891,512
  Outstanding: 1996 - 40,786,712; 1995 - 40,785,912                 41,891,512     41,891,512
Capital in Excess of Par Value                                      21,281,323     21,276,023
Net Unrealized Investment Gains (Losses)
  (Less applicable deferred income taxes)                           28,066,920     35,620,863
Retained Earnings                                                  210,599,886    214,453,116
Treasury Stock: at cost (1996 - 1,104,800; 1995 -
 1,105,600 shares)                                                  (4,627,670)    (4,631,770)
- --------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                     297,211,971    308,609,744
- --------------------------------------------------------------------------------------------------
    Total Liabilities and
    Stockholders' Equity                                          $955,680,582   $965,432,977
==================================================================================================

   The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                                        Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                        1996           1995
                                                  ------------------------------
Revenues
 Premiums and Policy Charges                       $82,960,219     $76,783,144
 Net Investment Income                              13,467,463      12,138,844
 Realized Investment Gains                              51,738         265,277
 Other Income                                          455,157         623,940
- ------------------------------------------------------------------------------

  Total Revenues                                    96,934,577      89,811,205
- ------------------------------------------------------------------------------

Benefits and Expenses
 Benefits & Settlement Expenses                     77,083,771      55,655,814
 Dividends to Policyholders                            857,725         833,526
 Amortization of Deferred Policy
  Acquisition Costs                                 11,858,495      11,441,786
 Other Operating Expenses                            7,845,158       8,086,776
- ------------------------------------------------------------------------------

  Total Expenses                                    97,645,149      76,017,902
- ------------------------------------------------------------------------------

Income (Loss) Before Provision for Income Taxes       (710,572)     13,793,303

Provision for Income Taxes                            (652,956)      4,379,237
- ------------------------------------------------------------------------------

  Net Income (Loss)                                   ($57,616)     $9,414,066
==============================================================================

Net Income (Loss) Per Share                            ($0.001)          $0.23


==============================================================================

Operating Income (Loss)                               ($91,246)     $9,241,636

Operating Income (Loss) Per Share                      ($0.002)          $0.23

==============================================================================

Dividends Per Share                                     $0.095           $0.09

==============================================================================

Average Shares Outstanding                          40,786,105      40,785,912

==============================================================================



The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                            March 31,
                                                                 --------------------------
                                                                     1996           1995
                                                                 --------------------------
Cash Flows From Operating Activities:
 Net Income (Loss)                                                  ($57,616)    $9,414,066

 Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by Operating Activities:
  Policy Acquisition Costs Deferred                              (14,621,652)   (13,600,351)
  Amortization of Deferred Policy Acquisition Costs               11,858,495     11,441,786
  Depreciation and Amortization                                    1,203,613      1,269,456
  Provision for Deferred Taxes                                        37,452        757,664
  Interest on Policyholders' Funds                                 2,909,469      2,501,980
  Net Realized Investment Gains                                      (51,738)      (265,277)
  Other                                                              233,677        160,928
  Changes in Operating Assets and Liabilities:
   Increase in Accrued Investment Income                            (233,484)      (105,584)
   Decrease in Accounts Receivable                                 7,105,614        346,835
   (Increase) Decrease in Reinsurance Balances Receivable           (231,546)     1,942,194
   Decrease (Increase) in Amounts Due From Affiliates                109,579     (4,764,378)
   Decrease in Amounts Due to Affiliates                          (4,163,473)      (179,650)
   Decrease in Other Assets                                          752,863         55,077
   Increase in Liability for Policy Reserves                       8,084,877      7,737,891
   Increase in Liability for Unearned Premiums                     3,031,178      3,058,222
   Decrease in Amounts Held for Others                              (499,391)      (468,104)
   Increase (Decrease) in Other Liabilities                        1,613,496     (2,702,402)
                                                                ------------    -----------
    Net Cash Provided by Operating Activities                     17,081,413     16,600,353
                                                                ------------    -----------

Cash Flows From Investing Activities:
  Maturities and Redemptions of Fixed Maturities Held for
   Investment                                                        275,416        194,608
  Maturities and Redemptions of Fixed Maturities Available
   for Sale                                                       11,185,308      4,562,633
  Maturities and Redemptions of Other Investments                 26,682,569     21,726,325
  Sales of Fixed Maturities Available for Sale                     6,811,067      2,841,471
  Sales of Other Investments                                       3,563,868      5,154,909
  Purchase of Fixed Maturities Available for Sale                (35,655,840)   (26,426,029)
  Purchase of Other Investments                                  (30,666,948)   (31,183,485)
  Net Decrease in Short-term Investments                           5,351,689        427,389
  Net (Increase) Decrease in Receivable/Payable on Securities      6,492,504     (1,411,323)
                                                                ------------    -----------
    Net Cash Used in Investing Activities                         (5,960,367)   (24,113,502)
                                                                ------------    -----------

Cash Flows From Financing Activities:
 (Decrease) Increase in Commercial Paper                         (16,566,735)    86,539,313
 Decrease in Notes Payable                                           (54,907)   (90,487,562)
 Increase in Notes Payable to Affiliates                           6,434,794        411,340
 Stockholder Dividends Paid                                       (3,874,662)    (3,670,732)
 Proceeds from Exercise of Stock Options                               9,400
 Deposits of Policyholders' Funds                                 10,209,055      9,965,243
 Withdrawal of Policyholders' Funds                               (6,557,487)    (5,684,981)
                                                                ------------    -----------
    Net Cash Used in Financing Activities                        (10,400,542)    (2,927,379)
                                                                ------------    -----------
Net Increase (Decrease) in Cash                                      720,503    (10,440,528)
Cash -- Beginning of Period                                        1,326,285     11,750,197
                                                                ------------    -----------
Cash -- End of Period                                             $2,046,788     $1,309,669
                                                                ============    ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid as of March 31 for:
 Interest                                                         $1,618,713     $1,729,078
 Income Taxes                                                             $0     $6,582,776



The accompanying notes are an integral part of these condensed unaudited financial statements.

                               ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1996

1.  Significant Accounting Policies
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1995. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to March 31, 1996 classifications and descriptions.

2.  Pooling Agreement
    -----------------

     Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (General) (collectively, the "Mutual Group"). Mutual, Fire and General are direct writers primarily of personal lines of property and casualty insurance in Alabama. Mutual writes preferred risk automobile, homeowner, farmowner and mobile home insurance. Fire writes fire and allied lines insurance. General writes standard risk automobile and homeowner insurance. Mutual also writes a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business net of reinsurance ceded to others. All of the Mutual Group's direct property and casualty business net of reinsurance (together with the property and casualty business ceded by the Company) is included in the pool. Currently, Mutual retrocedes 65% of the pool to the Company and an aggregate of 11% to Fire and General while retaining 24% itself. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice.

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

     Various legal proceedings arising in the normal course of business with policyholders and agents are in process at March 31, 1996. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider that contingent liabilities which might arise from pending litigation are material in relation to the financial position, results of operations or cash flows of the Company. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where Alfa Corporation has substantial business, the frequency of large punitive damage awards, bearing little or no relation to actual damages awarded by juries, continues to increase.

4.  Accounting for Stock-Based Compensation
    ---------------------------------------

     During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation, ("FAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to choose to continue the intrinsic value based accounting method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Alfa Corporation has chosen to continue using Opinion 25 to account for its stock options. However, FAS 123 requires entities electing to remain with the accounting in Opinion 25 to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about the Company's stock-based employee compensation plans.

     FAS 123 and its related disclosures have been adopted by the Company in the first quarter of 1996. Information about the Company's stock option plan and the related required disclosures follow.

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995 and 80,000 options on April 18, 1996. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of the award. At March 31, 1996, there had been 800 options exercised, 577,069 options were exercisable and 36,800 had been cancelled leaving 1,093,400 options available for grant under the plan.

     FAS 123 requires certain disclosures and pro forma information for each reporting period, which is presented below. To determine the fair value of the options granted during the first quarter of 1995 and 1996, the Company has used the Black-Scholes model for valuations. The significant assumptions used to estimate the fair value of such options using this method were (1) a risk-free interest rate of 7.05%, (2) an expected life or term of 10 years, (3) an expected volatility of .6165, and (4) an expected future dividend yield of 2.9%. Using this method, the fair value of the options at the date of grant are as follows:

                                  Options Granted
                                  March 27, 1995
                                  --------------

   Fair value at date of grant       $507,138
                                     ========

   Option price                      $  11.50
                                     ========

     Using the fair value shown above, the proforma net income and earnings per share as if FAS 123 had been applied is as follows:

                                            Three Months Ended
                                      -------------------------------
                                      March 31, 1996   March 31, 1995
                                      ---------------  --------------

   Net income (loss), as reported           $(57,616)      $9,414,066
                                            ========       ==========
   Earnings per share, as reported          $  (.001)      $     0.23
                                            ========       ==========

   Proforma net income                      $(85,086)      $9,412,561
                                            ========       ==========
   Proforma earnings per share              $  (.002)      $     0.23
                                            ========       ==========

The information shown below is for options outstanding at March 31, 1996 and 1995:


                                      March 31, 1996         March 31, 1995
                                   ---------------------  ---------------------
                                               Weighted-              Weighted-
                                                average                average
                                     Number    Exercise     Number    Exercise
                                   of Options    Price    of Options    Price
                                   ----------  ---------  ----------  ---------
Outstanding
  Beginning of year                   911,200   $ 11.144    845,732   $ 11.121
  Add (deduct):
    Granted                                 0                80,000   $ 11.500
    Exercised                            (800)  $(11.750)         0
    Cancelled                          (4,600)  $(11.750)    (2,732)  $(11.750)
                                      -------   --------    -------   --------
  End of Period                       905,800   $ 11.140    923,000   $ 11.152
                                      =======   ========    =======   ========
Exercisable, end of period            577,069   $ 11.124    281,214   $ 11.119
                                      =======   ========    =======   ========

Range of exercise prices                 $9.40 to $11.75       $9.40 to $11.75
                                         ===============       ===============
Weighted average remaining
  contractual life                           7.741 years           8.740 years
                                             ===========           ===========
Actual compensation cost
  recognized during period                       $65.937              $ 63,330
                                                 =======              ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
- ---------------------

     The following table sets forth consolidated summarized income statement information for the three months ended March 31, 1996 and 1995:

                                                Three  Months  Ended
                                                     March 31,
                                       --------------------------------------
                                           1996          1995       % Change
                                       ------------  ------------  ----------
                                                   (in thousands)

Premiums and policy charges            $    82,960   $    76,783          8%
                                       ===========   ===========      =====

Net investment income                  $    13,467   $    12,139         11%
                                       ===========   ===========      =====

Total revenues                         $    96,935   $    89,811          8%
                                       ===========   ===========      =====

Net Income (Loss)
  Insurance operations                 $      (407)  $     9,280       (104%)
  Noninsurance operations                      602           803        (25%)
  Net realized investment gains                 34           172        (80%)
  Corporate expenses                          (286)         (841)        66%
                                       -----------   -----------      -----
        Net income (loss)              $       (57)  $     9,414       (101%)
                                       ===========   ===========      =====

        Net income (loss) per share         $0.001         $0.23      (101%)
                                       ===========   ===========      =====

Weighted average shares outstanding     40,786,105    40,785,912
                                       ===========   ===========

     Total premiums and policy charges increased 8% in the first quarter of 1996. The combined pooled property casualty written premium increased approximately 8% over the first quarter of 1995 due to an increase in new business written, rate increases and a low lapse ratio of 3.9%. Total life insurance premiums and policy charges increased 6% in the first quarter. New life business increased 3.6%. Net investment income increased 11% over the first quarter of 1995 due to an 8.2% increase in invested assets since March 31, 1995 resulting from positive cash flows.

     The net loss in the first quarter of 1996 is due primarily to catastrophic storm activity for the second consecutive quarter. Following the adversity from Hurricane Opal in the fourth quarter of 1995, which resulted in the first quarterly loss in the Company's history, the Company sustained the second ever quarterly loss in the first quarter of 1996 due to snow and ice in February and tornados in March. In addition, net income from life insurance operations, although positive, declined 2% for the quarter compared to the first three months of 1995 and noninsurance operations declined 25%, primarily in the consumer finance subsidiary and the construction company. Corporate expense, primarily interest expense, declined due to lower interest rates on corporate debt and a decline in the average balance outstanding. Realized investment gains were insignificant in both periods.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
- ------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the three months ended March 31, 1996 and 1995:

                                         Three  Months  Ended
                                              March 31,
                                  ----------------------------------
                                     1996        1995      % Change
                                  ----------  ----------  ----------
                                            (in thousands)
Earned Premiums
  Personal lines                  $ 70,865      $65,270        8.6%
  Commercial lines                   2,749        2,583        6.4%
  Pools, associations and fees         973          928        4.8%
  Reinsurance ceded                 (2,056)      (1,809)      13.7%
                                  --------      -------     ------

      Total                       $ 72,531      $66,972        8.3%
                                  ========      =======     ======

Net underwriting income (loss)    $(10,830)     $ 3,657     (396.1%)
                                  ========      =======     ======

Underwriting margin                  (14.9%)        5.5%
                                  ========      =======

Operating income                  $ (3,414)     $ 6,204     (155.0%)
                                  ========      =======     ======


     Earned premiums increased 8.3% in the first quarter of 1996 due to an increase in new business and a low lapse ratio of 3.9%. Rate increases also positively impacted the growth rate. However, in spite of these positive growth factors, catastrophic storm activity produced significant claims resulting in a net underwriting loss and a net operating loss, which is only the second such quarterly loss in the Company's history.

     Claims from snow and ice in February and tornados in March combined to produce losses estimated at March 31, 1996 to be $23 million for the entire Alfa Group pool. After taxes, the impact in the first quarter on Alfa Corporation was approximately $9.7 million, or $0.24 per share. These storm losses follow the impact in the fourth quarter of 1995 of Hurricane Opal, which produced the first quarterly loss ever for the Company.

     The non-storm loss ratio for the quarter was 67.6%, up from 64.1% in the similar period in 1995 and the expense ratio was relatively flat. The combined ratio, which includes the effect of storm claims was 114.9% for the quarter. Investment income in the property casualty subsidiaries partially offset the net underwriting loss. Continued positive cash flow from non-storm results have increased invested assets which has increased investment income.

LIFE INSURANCE OPERATIONS
- -------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the three months ended March 31, 1996 and 1995:

                                               Three  Months  Ended
                                                     March 31,
                                            ---------------------------
                                             1996     1995    % Change
                                            -------  ------  ----------
                                                  (in thousands)
Premiums and policy charges
  Universal life policy charges             $ 2,392  $2,138      11.9%
  Interest sensitive life policy charges      2,048   1,971       3.9%
  Traditional life insurance premiums         5,989   5,702       5.0%
                                            -------  ------      ----
       Total                                $10,429  $9,811       6.3%
                                            =======  ======      ====

Operating income                            $ 3,007  $3,063      (1.8%)
                                            =======  ======      ====

     Life insurance premiums grew 6.3% in the first quarter of 1996.  New
production increased 3.6% over the same period in 1995.   The improved
production has come primarily in sales of the Company's Universal Life product and from term insurance premium growth. The persistency rate remained high at 92.9%.

     Life insurance operating income declined approximately 1.8% in the first quarter of 1996 as a result of a 13% increase in death claims. Mortality was 97% of expected in the period which compared unfavorably to the first quarter of
1995 which had a mortality rate of 92% of expected.   Net investment income
increased 8% in the first quarter of 1996 compared to the same period in 1995 due to positive cash flows which increased invested assets .

NONINSURANCE OPERATIONS
- -----------------------

     Noninsurance earnings declined 25% in the first quarter of 1996 due to declines in each of the noninsurance subsidiaries. Most significant was the 13.5% decrease in operating earnings in the consumer finance subsidiary. The loan portfolio declined 18.1% to $66.2 million at March 31, 1996. The interest margin has improved, but such improvement was offset in the first quarter by the recognition of loan losses. The delinquency ratio, however, has improved to 2.34% at March 31, 1996. The construction subsidiary incurred a loss in the first quarter due to declines in residential sales activity. The real estate sales subsidiary, although profitable for the quarter, had a decrease in earnings from commercial sales which compared unfavorably to a very successful first quarter in 1995.


CORPORATE
- ---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first three months of 1996 was approximately $455,000 compared to approximately $525,000 for the similar period in 1995. The decrease in interest expense is due to the decrease in interest rates on the outstanding debt and a decline in the average balance outstanding related primarily to the decline in funding requirements of the consumer finance loan portfolio. In addition, corporate expense was lower due to the income tax benefit in the first quarter of 1996. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
- -----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 1996 and 1995:

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                             1996        1995
                                                          ----------  ----------
Increase (Decrease) in cash flow from operations               2.9%       (9.6%)
(Decrease) Increase in invested assets since January 1        (1.1%)       7.0%
Investment yield rate                                          8.3%        8.4%
Increase in net investment income                             10.9%       11.4%

     Positive cash flow from operations increased 2.9% in the first quarter of 1996. Although the company incurred significant storm losses that negatively affected income and cash flow, such cash flow was positively impacted by income tax refunds and benefits as a result of fourth quarter losses in 1995 related to Hurricane Opal and from the first quarter operating loss. In addition, the life company paid higher income taxes in the first quarter of 1995. Positive cash
flow has increased invested assets  8.2% since March 31, 1995.   The higher
level of invested assets combined with a yield rate of 8.3% has increased net
investment income by 10.9%.   The Company had net realized investment gains of
approximately $51,000 in the first three months of 1996 and $265,000 in the similar period in 1995. These net gains are primarily from sales of equity securities and from gains in the Company's covered call option writing program. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at March 31, 1996 and December 31,1995:


                                                                    March 31,   December 31,
                                                                    ---------   ------------
                                                                       1996         1995
                                                                    ---------   ------------

      Fixed maturities
        Taxable
          Mortgage backed (CMO's)                                    27.7%          29.4%
          Corporate bonds                                            30.7%          29.1%
                                                                    -----          -----
            Total taxable                                            58.4%          58.5%
        Tax exempts                                                  10.5%          10.0%
                                                                    -----          -----
          Total fixed maturities                                     68.9%          68.5%
                                                                    -----          -----
      Equity securities                                              12.0%          10.6%
      Mortgage loans                                                  0.1%           0.1%
      Real estate                                                     0.2%           0.2%
      Policy loans                                                    3.6%           3.5%
      Other long term investments                                    12.5%          13.2%
      Short term investments                                          2.7%           3.9%
                                                                    -----          -----
                                                                    100.0%         100.0%
                                                                    =====          =====

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the portfolio mix has remained relatively stable with slight changes due to market value changes in equities and from maturing mortgage back securities. In addition, in the first quarter of 1995, short-term investments were used to fund claims payments from storms. The consumer loan portfolio declined over 18%, which reduced other long term investments.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 1996 and December 31, 1995:


                                                March 31,   December 31,
                                                ----------  -------------
                                                   1996         1995
                                                ----------  -------------
      RATING

      AAA to A-                                      87.0%          86.9%
      BBB+ to BBB-                                   12.2%          12.2%
      BB+ and Below (Below investment grade)           .8%            .9%
                                                    -----          -----
                                                    100.0%         100.0%
                                                    -----          -----


     Approximately 0.1% of the fixed maturity portfolio was not rated by an outside rating service but was rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at March 31, 1996 and December 31, 1995:



                                        March 31,               December 31,
                                --------------------------------------------------
                                                 % of                      % of
                                    1996       Statutory      1995      Statutory
                                                Surplus                  Surplus
                                --------------------------------------------------

High-yield fixed maturities:
  Amortized value               $ 4,012,836         1.8%   $4,512,625         1.9%
  Carrying value (market)       $ 3,782,373         1.7%   $4,411,352         1.9%
  Unrealized loss              ($   230,463)        (0.1%) $ (101,293)          -

     During the first quarter of 1996 the Company had net losses on disposals of high yield debt securities of $1,250. In addition, the Company wrote down one equity security totaling $446,000 whose decline in value was deemed to be other than temporary. There were no such fixed maturity writedowns. At March 31, 1996 and December 31, 1995, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:


                                        March 31,               December 31,
                             -----------------------------------------------------
                                                % of                      % of
                                 1996         Statutory      1995      Statutory
                                               Surplus                  Surplus
                             -----------------------------------------------------
Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)    $9,115,039         4.0%      $4,141,041        1.8%
  Cost                       $6,514,324         2.9%      $3,877,250        1.7%
  Unrealized gain            $2,600,715         1.1%      $  263,791        0.1%


     During the first quarter of 1996, the Company sold approximately $5.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $45,667 and gross realized losses of $30,857. At March 31, 1996, approximately 40.2% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the Company's exposure to prepayment risk is deemed to be minimized and is not believed to be significant. At March 31, 1996 the Company's total portfolio of fixed maturities had gross unrealized gains of $23,067,203 and gross unrealized losses of $8,521,985. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Less than .1% were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. At March 31, 1996 the delinquency ratio on the portfolio was 2.34%. Loans charged off in the first quarter of 1996 totaled $131,185. At March 31, 1996, the Company maintained an allowance for loan losses of $978,384 or approximately 1.51% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.


INCOME TAXES
- ------------

     The decline in income tax expense in the first quarter of 1996 is the result of the decline in income before provision for income taxes, which decreased over $14.5 million due to the impact of storms. As a result of the first quarter loss the Company paid no income tax in the period and recorded an income tax benefit.

IMPACT OF INFLATION
- -------------------

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


LIQUIDITY AND CAPITAL  RESOURCES
- --------------------------------


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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995 and 80,000 options on April 18, 1996. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At March 31, 1996, there had been 800 options exercised, 577,069 options were exercisable and 36,800 had been cancelled leaving 1,093,400 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At March 31, 1996, the Company had repurchased 1,097,600 shares at a cost of $4,630,770. In the first quarter of 1996, the Company reissued 800 treasury shares as a result of the option exercises in the period.

     Total notes payable decreased $10.2 million in the first quarter of 1996 to $85.0 million. Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At March 31, 1996 the Company had approximately $65.4 million in commercial paper at a rates ranging from 5.3% to 5.46% with maturities ranging from April 3, 1996 to April 29, 1996. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $17.3 million in short-term debt outstanding to affiliates with interest equal to bank short-term rates payable monthly and $2.3 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $2.4 million in the first quarter of 1996 and $1.7 million for the first three months of 1995. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 1996 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $216.7 million.

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

                          PART II.  OTHER INFORMATION

Item 6.
- -------

     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

     None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             ALFA CORPORATION




Date                                       By:
     ----------------------------             -------------------------------
                                                            Goodwin L. Myrick
                                                                    President



Date                                       By:
     ----------------------------             -------------------------------
                                                                 Donald Price
                                               Senior Vice President, Finance
                                                    (Chief Financial Officer)



Date                                       By:
     ----------------------------             -------------------------------
                                                                  John Holley
                                                Vice President and Controller
                                                   (Chief Accounting Officer)