Form 10-Q
period 1996-06-30
ALFA CORP
filed 1996-08-14
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 1996  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 063-0838024
- ------------------------------------------------------------------
(State of Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                 Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:    P. O Box 11000, Montgomery, Alabama   36191-0001)
- -----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                 (334) 288-3900
                                                    --------------


              None
- -----------------------------------------------------------------

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

                                            Yes  X  No
                                                ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


        Class                                Outstanding June 30, 1996
- -----------------                            ------------------------
Common Stock, $1.00 par value                    40,786,712 shares

                                ALFA CORPORATION

                                     INDEX

   Part I.      Financial Information                    Page No.
                                                         -------
                (Condensed Consolidated Unaudited)

          Item 1.  Financial Statements

                Balance Sheets -- June 30, 1996 and
                December 31, 1995                             3

                Statements of Income, Six Months
                and Three Months
                ended June 30, 1996 and 1995                  4

                Statements of Cash Flows, Six Months
                ended June 30, 1996 and 1995                  5


                Notes to Financial Statements                 6

          Item 2.

                Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                     9

Part II.        Other Information                            17

          Item 6.

                Exhibits and Reports on Form 8-K             17


                               ALFA CORPORATION
                           CONSOLIDATED CONDENSED
                               BALANCE SHEETS

                                                                  June 30,      December 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                ----------------------------

  Assets                                                         (Unaudited)
    Investments:
       Fixed Maturities Held for Investment, at amortized cost
         (market value $3,324,964 in 1996 and $3,980,724
         in 1995)                                               $   3,150,980   $  3,711,475
       Fixed Maturities Available for Sale, at market value
         (amortized cost $570,918,282 in 1996 and
         $539,217,454 in 1995)                                   577,904,298     572,403,242
       Equity Securities, at market (cost $65,057,847
         in 1996 and $61,247,187 in 1995)                        95,424,214      89,014,464
       Mortgage Loans on Real Estate                                911,889         995,777
       Investment Real Estate (net of accumulated
         depreciation of $1,282,173 in 1996 and
         $1,205,694 in 1995)                                      1,768,209       1,829,363
       Policy Loans                                              30,130,172      29,084,753
       Other Long-term Investments                              106,726,213     111,073,137
       Short-term Investments                                    17,356,788      33,010,906
- ---------------------------------------------------------------------------------------------
         Total Investments                                      833,372,763     841,123,117
    Cash                                                          5,006,477       1,326,285
    Accrued Investment Income                                     9,998,262       9,340,980
    Accounts Receivable                                           6,181,859      13,771,367
    Reinsurance Balances Receivable                               3,669,666       4,546,506
    Due from Affiliates                                           4,066,566       1,406,729
    Deferred Policy Acquisition Costs                            99,007,441      89,156,542
    Other Assets                                                  4,870,425       4,761,451
- ---------------------------------------------------------------------------------------------
          Total Assets                                         $966,173,459    $965,432,977
=============================================================================================

  Liabilities
    Policy Liabilities and Accruals                            $421,446,782    $402,352,509
    Unearned Premiums                                            90,638,114      85,306,194
    Dividends to Policyholders                                    8,902,580       8,863,633
    Premium Deposit and Retirement Deposit Funds                  7,214,215       7,861,070
    Deferred Income Taxes                                        17,379,653      22,501,534
    Other Liabilities                                            30,001,704      28,612,754
    Due to Affiliates                                                     0       6,135,599
    Commercial Paper                                             76,931,783      81,949,616
    Notes Payable                                                 2,213,052       2,323,362
    Notes Payable to Affiliates                                  11,521,927      10,916,962
- ---------------------------------------------------------------------------------------------
          Total Liabilities                                     666,249,810     656,823,233
- ---------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note 3)
  Stockholders' Equity
    Preferred Stock, $1 par value
       Shares authorized: 1,000,000
       Issued: None
    Common Stock, $1 par value
       Shares authorized:  110,000,000
       Issued:  41,891,512
       Outstanding:  1996 - 40,786,712;1995 - 40,785,912         41,891,512      41,891,512
    Capital in Excess of Par Value                               21,281,323      21,276,023
    Net Unrealized Investment Gains
       (Less applicable deferred income taxes)                   23,898,773      35,620,863
    Retained Earnings                                           217,479,711     214,453,116
    Treasury Stock: at cost (1996 - 1,104,800;1995 -
    1,105,600 shares                                             (4,627,670)     (4,631,770)
- ---------------------------------------------------------------------------------------------
          Total Stockholders' Equity                            299,923,649     308,609,744
- ---------------------------------------------------------------------------------------------
          Total Liabilities and
          Stockholders' Equity                                 $966,173,459    $965,432,977
=============================================================================================

  The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                                           Six Months Ended              Three Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------    ---------------------------
                                                          1996           1995             1996        1995
                                                      ---------------------------    ---------------------------
Revenues
  Premiums and Policy Charges                         $165,689,053   $153,140,665     $82,728,834    $76,357,521
  Net Investment Income                                 26,473,943     24,563,883      13,006,480     12,425,039
  Realized Investment Gains                              2,849,094      1,169,680       2,797,356        904,403
  Other Income                                           1,049,841      1,211,914         594,684        587,974
- ---------------------------------------------------------------------------------    ----------------------------
    Total Revenues                                     196,061,931    180,086,142      99,127,354     90,274,937
- ---------------------------------------------------------------------------------    ----------------------------

Benefits and Expenses
  Benefits & Settlement Expenses                       140,370,897    114,562,241      63,287,126     58,906,427
  Dividends to Policyholders                             1,654,804      1,609,340         797,079        775,814
  Amortization of Deferred Policy
    Acquisition Costs                                   24,557,914     23,199,544      12,699,419     11,757,758
  Other Operating Expenses                              14,783,185     15,353,294       6,938,027      7,266,518
- ---------------------------------------------------------------------------------    ----------------------------

    Total Expenses                                     181,366,800    154,724,419      83,721,651     78,706,517
- ---------------------------------------------------------------------------------    ----------------------------


Income Before Provision for Income Taxes                14,695,131     25,361,723      15,405,703     11,568,420

Provision for Income Taxes                               3,956,483      8,009,489       4,609,439      3,630,252
- ---------------------------------------------------------------------------------    ----------------------------


    Net Income                                         $10,738,648    $17,352,234     $10,796,264     $7,938,168
- ---------------------------------------------------------------------------------    ----------------------------


Net Income Per Share                                         $0.26          $0.43           $0.26          $0.19
=================================================================================    ============================

Operating Income                                        $8,886,737    $16,591,942      $8,977,983     $7,350,306

Operating Income Per Share                                   $0.22          $0.41           $0.22          $0.18

=================================================================================    ============================

Dividends Per Share                                        $0.1925         $0.185         $0.0975         $0.095

=================================================================================    ============================

Average Shares Outstanding                              40,786,409     40,785,912      40,786,712     40,785,912

=================================================================================    ============================


The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                               June 30,
                                                                    ----------------------------
                                                                         1996           1995
                                                                    ----------------------------
Cash Flows From Operating Activities:
  Net Income                                                          $10,738,648    $17,352,234

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                 (29,440,110)   (24,785,367)
    Amortization of Deferred Policy Acquisition Costs                  24,557,914     23,199,544
    Depreciation and Amortization                                       2,272,366      2,537,193
    Provision for Deferred Taxes                                          231,219        141,896
    Interest on Policyholders' Funds                                    5,947,279      5,140,758
    Net Realized Investment Gains                                      (2,849,094)    (1,169,680)
    Other                                                                 603,637     (2,855,013)
    Changes in Operating Assets and Liabilities:
      Increase in Accrued Investment Income                              (657,282)      (387,587)
      Decrease (Increase) in Accounts Receivable                        7,537,525     (1,980,769)
      Decrease (Increase) in Reinsurance Balances Receivable              876,840     (2,558,648)
      Decrease (Increase) in Amounts Due From Affiliates               (2,659,837)       238,835
      Increase (Decrease) in Amounts Due to Affiliates                 (6,135,599)       198,610
      Increase in Other Assets                                           (108,974)      (736,126)
      Increase in Liability for Policy Reserves                         6,730,351     14,681,146
      Increase in Liability for Unearned Premiums                       5,331,920      5,934,333
      Decrease in Amounts Held for Others                                (607,908)      (706,932)
      Increase (Decrease) in Other Liabilities                          1,727,420     (5,651,449)
                                                                      -----------   ------------
       Net Cash Provided by Operating Activities                       24,096,315     28,592,978
                                                                      -----------   ------------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for
       Investment                                                         577,165        401,517
    Maturities and Redemptions of Fixed Maturities Available
       for Sale                                                        25,291,799     13,715,068
    Maturities and Redemptions of Other Investments                    40,616,749     42,808,787
    Sales of Fixed Maturities Available for Sale                       36,310,801      3,746,470
    Sales of Other Investments                                         30,709,861     16,853,798
    Purchase of Fixed Maturities Available for Sale                   (94,584,840)   (48,009,349)
    Purchase of Other Investments                                     (69,412,234)   (60,157,498)
    Net Decrease (Increase) in Short-term Investments                  10,560,255     (3,920,085)
    Net (Increase) Decrease in Receivable/Payable on Securities         5,159,804     (1,585,668)
                                                                      -----------   ------------
       Net Cash Used in Investing Activities                          (14,770,640)   (36,146,960)
                                                                      -----------   ------------

Cash Flows From Financing Activities:
    Increase (Decrease) in Commercial Paper                            (5,017,833)    87,634,289
    Decrease in Notes Payable                                            (110,310)   (90,694,944)
    Increase (Decrease) in Notes Payable to Affiliates                    604,965       (505,834)
    Stockholder Dividends Paid                                         (7,850,586)    (7,545,394)
    Proceeds from Exercise of Stock Options                                 9,400
    Deposits of Policyholders' Funds                                   20,209,489     19,417,964
    Withdrawal of Policyholders' Funds                                (13,490,608)   (11,351,705)
                                                                      -----------   ------------
       Net Cash Used in Financing Activities                           (5,645,483)    (3,045,624)
                                                                      -----------   ------------
Net Increase (Decrease) in Cash                                         3,680,192    (10,599,606)
Cash - Beginning of Period                                              1,326,285     11,750,197
                                                                      -----------   ------------
Cash - End of Period                                                   $5,006,477     $1,150,591
                                                                      ===========   ============

Supplemental Disclosures of Cash Flow Information
Cash Paid as of June 30 for:
    Interest                                                           $4,561,905     $3,409,487
    Income Taxes                                                       $2,266,000    $13,992,776

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1995. The results of operations for the three month and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to June 30, 1996 classifications and descriptions.

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

     Various legal proceedings arising in the normal course of business with policyholders and agents are in process at June 30, 1996. These legal proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these given cases is not possible to predict. Although the Alfa Insurance Group including Alfa Corporation and its subsidiaries have such legal proceedings filed against it in which punitive damages are sought, to date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider that contingent liabilities which might arise from pending litigation are material in relation to the financial position, results of operations or cash flows of the

Company. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where Alfa Corporation has substantial business, the frequency of large punitive damage awards, bearing little or no relation to actual damages awarded by juries, continues to increase, creating the potential for unpredictable material adverse judgments in any given suit.

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION
    ---------------------------------------

     During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Alfa Corporation has continued to use this method to account for its stock options. However, FAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about the Company's stock-based employee compensation plans.

     FAS 123 and its related disclosures have been adopted by the Company in the first quarter of 1996. Information about the Company's stock option plan and the related required disclosures follow.

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995 and 80,000 options on April 18, 1996. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of the award. At June 30, 1996, there had been 800 options exercised, 576,669 options were exercisable and 39,134 had been cancelled leaving 1,015,734 options available for grant under the plan.

     FAS 123 requires certain disclosures and pro forma information for each
reporting period, which is presented below.   To determine the fair value of the
options granted during the first half of 1995 and 1996, the Company has used the Black-Scholes model for valuations. The significant assumptions used to estimate the fair value of such options using this method and the fair value of the options at the date of grant are as follows:

                                         Options          Options
                                         Granted          Granted
                                     April 18, 1996   March 27, 1995
                                     ---------------  ---------------

   Risk-free interest rate                     6.58%            7.05%
   Expected life (in years)                      10               10
   Expected volatility                       0.4666           0.6165
   Expected future dividend yield               2.9%             2.9%

   Fair value at date of grant             $486,898         $507,138
                                           ========         ========

   Option price                            $  12.25         $  11,50
                                           ========         ========


     Using the fair value shown above, the proforma net income and earnings per share as if FAS 123 had been applied is as follows:

                                 Six Months Ended June 30,     Three Months Ended June 30,
                                ---------------------------    ---------------------------
                                    1996           1995           1996           1995
                                ---------------------------    ---------------------------

Net income, as reported          $10,738,648   $17,352,234     $10,796,264     $7,938,168
                                 ============   ===========    ============     ==========
Earnings per share, as reported  $      0.26   $      0.43     $      0.26     $     0.19
                                 ============   ===========    ============     ==========

Proforma net income              $10,662,609   $17,323,334     $10,747,695     $7,910,773
                                 ============   ===========    ============    ===========
Proforma earnings per share      $      0.26   $      0.42     $      0.26     $     0.19
                                 ============   ===========    ============    ===========

The information shown below is for options outstanding at June 30, 1996 and 1995:


                                                        June 30
                           ------------------------------------------------------------------
                                     1996                                1995
                           ------------------------------------------------------------------
                                              Weighted-                    Weighted-
                                               average                       average
                             Number            Exercise       Number        Exercise
                             of Options          Price        of Options      Price
                          --------------     -----------      -----------   -------------
Outstanding
 Beginning of year           911,200       $    11.144          845,732      $   11.121
  Add (deduct):
   Granted                    80,000       $    12.250           80,000      $   11.500
   Exercised                    (800)      $   (11.750)               0               -
   Cancelled                  (6,934)      $   (11.750)          (6,599)     $  (11.750)
                            -------------------------------------------------------------
 End of Period               983,466       $    11.229          919,133      $   11.149
                            =============================================================
 Exercisable, end of
   period                    576,669       $    11.123          280,814      $   11.118
                            =============================================================

Range of exercise prices            $9.40 to $12.25                    $ 9.40 to $11.75
                                    ===============                    ================

Weighted average remaining
 contractual life                     7.697 years                          8.492 years
                                      ===========                          ===========

Actual compensation cost
 recognized during period              $132,488                              $242,408
                                       ========                              ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
- ---------------------

     The following table sets forth consolidated summarized income statement information for the six months and three months ended June 30, 1996 and 1995::

                                      Six Months Ended June 30,            THREE MONTHS ENDED JUNE 30,
                                  ------------------------------------   -------------------------------
                                       1996        1995       % CHANGE     1996        1995      % CHANGE
                                  ------------------------------------   -------------------------------
                                          (in thousands, except share and per share data)

Premiums and Policy Charges       $   165,689    $   153,141     8%        $82,729    $    76,358    8%
                                   =================================       =============================

Net Investment income             $    26,474    $    24,564     8%        $13,006    $    12,425    5%
                                   =================================       =============================

Total Revenues                    $   196,062    $   180,086     9%        $99,127    $    90,275    10%
                                    ================================       =============================

NET INCOME
   Insurance operations           $     8,382    $    16,717   (50%)       $ 8,789    $     7,437    18%
   Noninsurance operations              1,386          1,571   (12%)           784            768     2%
   Net realized investment gains        1,852            760   144%          1,818            588   209%
   Corporate expenses                    (881)        (1,696)   48%           (595)          (855)   30%
                                    -------------------------------         ----------------------------
         Net income               $    10,739    $    17,352   (38%)       $10,796    $     7,938    36%
                                    ===============================         ============================

         Net income per share            $0.26         $0.43   (38%)         $0.26          $0.19    36%
                                    ===============================         ============================

Weighted average
  shares outstanding             40,786,409    40,785,912                 40,786,712    40,785,912
                                ==========================               ==========================



     Total premiums and policy charges increased 8% in both the first half and second quarter of 1996. The combined pooled property casualty written premium increased approximately 8.5% over the first half of 1996 due to an increase in new business written, rate increases and a low lapse ratio of 3.7%. Total life insurance premiums and policy charges increased 6% in the first half of 1996. New life business also increased 6%. Net investment income increased 8% over the first half of 1995 due to an increase in invested assets resulting from positive cash flows.

    The decline in net income in the first half of 1996 is due primarily to catastrophic storm activity in the first quarter. Following the adversity from Hurricane Opal in the fourth quarter of 1995, which resulted in the first quarterly loss in the Company's history, the Company sustained the second ever quarterly loss in the first quarter of 1996 due to snow and ice in February and tornados in March. Conversely, the improvement in net income in the second quarter of 1996 was primarily the result of significant weather related events in the same period in 1995. Net income from life insurance operations improved 3% in the first half of 1996 compared to the first six months of 1995 and noninsurance operations declined 12%, primarily in the consumer finance subsidiary and the construction company. Corporate expense, primarily interest expense, declined due to lower interest rates on corporate debt and a decline in the average balance outstanding. Realized investment gains were up significantly in both periods due to timing and market conditions.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
- ------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the six months and three months ended June 30, 1996 and 1995:

                                     SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                  --------------------------------  -------------------------------
                                    1996       1995      % CHANGE     1996       1995     % CHANGE
                                  --------------------------------  -------------------------------
                                                           (in thousands)

Earned Premiums
  Personal lines                  $143,055   $131,901        8.5%    $72,189   $66,632        8.3%
  Commercial lines                   5,550      5,213        6.5%      2,802     2,630        6.5%
  Pools, associations and fees       1,936      1,848        4.8%        962       919        4.7%
  Reinsurance ceded                 (4,096)    (3,959)       3.5%     (2,039)   (2,150)      (5.1%)
                                  ------------------------------     -----------------------------

     Total                        $146,445   $135,003        8.5%    $73,914   $68,031        8.6%
                                  ==============================     =============================

Net underwriting income           $ (9,260)  $  3,940     (335.0%)   $ 1,570   $   283      454.8%
                                  ==============================     =============================

Underwriting margin                (6.3%)      2.9%                  2.1%       0.4%
                                    ==============                   ==============

Operating Income                  $  1,697   $ 10,199      (83.0%)   $ 5,116   $ 3,994       28.0%
                                  ================================   =============================


  Earned premiums increased 8.5% in the first half of 1996 and 8.6% in the second quarter due to an increase in new business and a low lapse ratio of 3.7%. Rate increases also positively impacted the growth rate. However, in spite of these positive growth factors, catastrophic storm activity produced significant claims resulting in a net underwriting loss for the first half of 1996.

     Claims from snow and ice in February and tornados in March combined to produce losses estimated at June 30, 1996 to be $26.6 million for the entire Alfa Group pool, which includes $3.6 million development in the second quarter. After taxes, the impact in the first half on Alfa Corporation was approximately $11.2 million, or $0.28 per share. These storm losses follow the impact in the fourth quarter of 1995 of Hurricane Opal, which produced the first quarterly loss ever for the Company.

     The improvement in underwriting income in the second quarter of 1996 is primarily related to the impact of storm activity in the second quarter of the prior year and improvement in the current year's expense ratio. Such improvement has been offset by the deterioration of non-storm loss ratios in both the second quarter and first six months of 1996.

     The non-storm loss ratio for the first half of 1996 was 67.7%, up from 59.6% in the similar period in 1995. The combined ratio, which includes the effect of storm claims was 106.3% for the first half of 1996. Investment income in the property casualty subsidiaries partially offset the net underwriting loss. Continued positive cash flow from non-storm results have increased invested assets which has increased investment income.

LIFE INSURANCE OPERATIONS
- -------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the six months and three months ended June 30, 1996 and 1995:

                                             SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                            ---------------------------  -----------------------------
                                             1996     1995    % CHANGE    1996     1995     % CHANGE
                                            -------  -------  ---------  -------  -------  -----------
                                                                  (in thousands)
Premiums and Policy Charges
  Universal life policy charges             $ 4,858  $ 4,273    14%       $2,466   $2,135       16%
  Interest sensitive life policy charges      4,238    3,948     7%        2,190    1,977       11%
  Traditional life insurance premiums        10,148    9,916     2%        4,159    4,214       (1%)
                                            -----------------------       -------------------------

     Total                                  $19,244  $18,137     6%       $8,815   $8,326        6%
                                            =======================       ==========================

Operating Income                            $ 6,669  $ 6,488     3%       $3,662   $3,425        7%
                                            =======================       ==========================


     Total life insurance premiums and policy charges grew 6% in both the first half and second quarter of 1996. New premium production increased 6.2% over the
same period in 1995 and was up 9.3% in the second quarter.   The improved
production has come primarily in sales of the Company's Universal Life product for which only the product's policy charges are accounted for as revenues.

     Life insurance operating income increased approximately 3% in the first six months of 1996 and 7% in the second quarter. The improvement is primarily due to a 2 % reduction in death claims for the six month period and a 17% decline for the quarter. Mortality was 88% and 85% of expected in the respective
periods which compares favorably to the similar period in 1995.   Net investment
income increased 6% in the first six months of 1996 compared to the same period in 1995 due to positive cash flows which increased invested assets .

NONINSURANCE OPERATIONS
- -----------------------

     Noninsurance earnings declined 12% in the first half of 1996. Most significant was an 80% decline in operating income of the construction subsidiary due primarily to a drop in residential construction activity and a
drop in new home sales.   Operating profits in the consumer finance subsidiary
have declined 4%. The loan portfolio declined 14% to $67.9 million at June 30, 1996. The interest margin has improved but an increase in loan losses and legal expenses offset any improvement. The delinquency ratio, however, has improved to 2.1% at June 30, 1996. Earnings declined 17% in the real estate sales subsidiary due to a decline in commercial sales activity.

CORPORATE
- ---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first six months of 1996 was approximately $896,000 compared to approximately $996,000 for the similar period in 1995. The decrease in interest expense is due to the decrease in interest rates on the outstanding debt. In addition, corporate expense was lower due to the income tax benefit in the first half of 1996. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
- -----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended June 30, 1996 and 1995:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                             1996      1995
                                                          ----------  -------
Increase (decrease) in cash flow from operations             (15.7%)    23.0%
(Decrease) Increase in invested assets since January 1        (0.9%)    11.6%
Investment yield rate                                          8.0%      8.4%
Increase in net investment income                              7.8%      8.0%

    Positive cash flow from operations declined 15.7% in the first half of 1996. The company incurred significant storm losses that negatively affected income and cash flow, although such cash flow was positively impacted by income tax refunds and benefits as a result of fourth quarter losses in 1995 related to Hurricane Opal and from the first quarter operating loss. In addition, the life company paid higher income taxes in the first half of 1995. Positive cash flow
has increased invested assets  4.5% since June 30, 1995.   The higher level of
invested assets combined with a yield rate of 8.0% has increased net investment
income by 7.8%.   The Company had net realized investment gains of approximately
$2.8 million in the first six months of 1996 and $1.2 million in the similar period in 1995. These net gains are primarily from sales of equity securities and from gains in the Company's covered call option writing program. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at June 30 , 1996 and December 31,1995:

                                     JUNE 30,   DECEMBER 31,
                                     ---------  -------------
                                       1996         1995
                                     ---------  -------------
      Fixed maturities
        Taxable
          Mortgage backed (CMO's)        27.4%          29.4%
          Corporate bonds                31.9%          29.1%
                                        --------------------
            Total taxable                59.3%          58.5%
        Tax exempts                      10.4%          10.0%
                                        --------------------
          Total fixed maturities         69.7%          68.5%
                                        --------------------
      Equity securities                  11.5%          10.6%
      Mortgage loans                      0.1%           0.1%
      Real estate                         0.2%           0.2%
      Policy loans                        3.6%           3.5%
      Other long term investments        12.8%          13.2%
      Short term investments              2.1%           3.9%
                                        --------------------
                                        100.0%         100.0%
                                        ====================


     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the portfolio mix has remained relatively stable with slight changes due to market value changes in equities and from maturing mortgage back securities. In addition, in the first half of 1996, short-term investments were used to fund a higher level of claims payments from storms. The consumer loan portfolio declined over 14%, which reduced other long term investments.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 1996 and December 31, 1995:


                                                JUNE 30,   DECEMBER 31,
                                                ------------------------
                                                  1996        1995
                                                ------------------------
      RATING

      AAA to A-                                     86.2%          86.9%
      BBB+ to BBB-                                  13.1%          12.2%
      BB+ and Below (Below investment grade)          .7%            .9%
                                                ------------------------
                                                   100.0%         100.0%
                                                ------------------------


     Approximately 0.1% of the fixed maturity portfolio was not rated by an outside rating service but was rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at June 30, 1996 and December 31, 1995:



                                        JUNE 30,               DECEMBER 31,
                                ----------------------------------------------------
                                                 % OF                      % OF
                                    1996      STATUTORY      1995        STATUTORY
                                               SURPLUS                    SURPLUS
                                ----------------------------------------------------

High-yield fixed maturities:
  Amortized value               $ 3,732,795      1.6%       $4.512,625       1.9%
  Carrying value (market)       $ 3,624,639      1.6%       $4,411,352       1.9%
  Unrealized los s              ($  108,156)      -         $ (101,293)       -

     During the first half of 1996 the Company had net losses on disposals of high yield debt securities of $1,250. In addition, the Company wrote down one bond issue totaling $420,345 and two equity securities totaling $1.6 million whose declines in value were deemed to be other than temporary. At June 30, 1996 and December 31, 1995, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:

                                        JUNE 30 ,               DECEMBER 31,
                                 --------------------------------------------
                                             % of                  % of
                                  1996     STATUTORY      1995      STATUTORY
                                           SURPLUS                  SURPLUS
                                 --------------------------------------------
Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)       $4,527,201  1.9%        $4,141,041  1.8%
  Cost                          $3,937,501  1.7%        $3,877,250  1.7%
  Unrealized gain               $  589,700  0.3%        $  263,791  0.1%


     During the first half of 1996, the Company sold approximately $29.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $492,992 and gross realized losses of $1.3 million. At June 30, 1996, approximately 39.3% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the Company's exposure to prepayment risk is deemed to be minimized and is not believed to be significant. At June 30, 1996 the Company's total portfolio of fixed maturities had gross unrealized gains of $18,142,260 and gross unrealized losses of $10,982,260. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Less than .1% were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. At June 30, 1996 the delinquency ratio on the portfolio was 2.11%. Loans charged off in the first half of 1996 totaled $310,511. At June 30, 1996, the Company maintained an allowance for loan losses of $989,437 or approximately 1.59% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.

INCOME TAXES
- ------------

     The decline in income tax expense in the first half of 1996 is the result of the decline in income before provision for income taxes, which decreased over $10.6 million due to the impact of storms. The effective tax rate for the first half of 1996 was 26.9% compared to 31.6% for the similar period in 1995. The decline is due to the impact of storms on the relative mix of taxable versus tax-exempt income.

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994,

80,000 options on March 27, 1995 and 80,000 options on April 18, 1996. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At June 30, 1996, there had been 800 options exercised, 576,669 options were exercisable and 39,134 had been cancelled leaving 1,015,734 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At June 30, 1996, the Company had repurchased 1,097,600 shares at a cost of $4,630,770. In the first half of 1996, the Company reissued 800 treasury shares as a result of the option exercises in the period.

     Total notes payable decreased $4.5 million in the first half of 1996 to $90.7 million. Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At June 30, 1996 the Company had approximately $76.9 million in commercial paper at a rates ranging from 5.4% to 5.47% with maturities ranging from July 8, 1996 to July 25, 1996. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $11.5 million in short-term debt outstanding to affiliates with interest equal to bank short-term rates payable monthly and $2.2 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $5.4 million in the first half of 1996 and $3.7 million for the first six months of 1995. Although this level of surrenders is within the Company's pricing expectations and historical persistency rates and policy termination rates indicate a normal pattern of surrender activity in interest sensitive products, there is currently an upward trend in traditional policy surrender activity. This trend is being reviewed for any necessary corrective action, but such trend
is not believed to have a significant impact at current termination rates.   The
structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 1996 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $223.2 million.

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