Form 10-Q
period 1996-09-30
ALFA CORP
filed 1996-11-14
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1996  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 063-0838024
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                 Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail: P.O. Box 11000, Montgomery, Alabama   36191-0001)
-----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                 (334) 288-3900
                                                    --------------


       None
----------------------

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

                                                     Yes  X   No
                                                        -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.




            Class                                 Outstanding September 30, 1996
-----------------------------                     ------------------------------
Common Stock, $1.00 par value                           40,786,712 shares

                                ALFA CORPORATION

                                     INDEX

Part I.              Financial Information                    Page No.
                                                             ---------
                     (Condensed Consolidated Unaudited)

            Item 1.  Financial Statements

                     Balance Sheets -- September 30, 1996 and
                     December 31, 1995                            3

                     Statements of Income, Nine Months and
                     Three Months ended September 30, 1996
                     and 1995                                     4

                     Statements of Cash Flows, Nine Months
                     ended September 30, 1996 and 1995            5


                     Notes to Financial Statements                6

            Item 2.

                     Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations                                9

Part II.             Other Information                            17

            Item 6.

                     Exhibits and Reports on Form 8-K             17


                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                           September 30,   December 31,
                                                                          ------------------------------
                                                                              1996             1995
                                                                          ------------------------------
Assets                                                                     (Unaudited)
 Investments:
   Fixed Maturities Held for Investment, at amortized cost
    (market value $3,130,918 in 1996 and $3,980,724 in 1995)                 $2,961,396       $3,711,475
   Fixed Maturities Available for Sale, at market value
    (amortized cost $589,195,943 in 1996 and $539,217,454 in 1995           598,466,176      572,403,242
   Equity Securities, at market (cost $57,890,879
    in 1996 and $61,247,187 in 1995)                                         88,406,542       89,014,464
   Mortgage Loans on Real Estate                                                864,425          995,777
   Investment Real Estate (net of accumulated
    depreciation of $1,318,960 in 1996 and
    $1,205,694 in 1995)                                                       1,825,940        1,829,363
   Policy Loans                                                              30,726,300       29,084,753
   Other Long-term Investments                                              105,373,706      111,073,137
   Short-term Investments                                                    29,401,301       33,010,906
--------------------------------------------------------------------------------------------------------
    Total Investments                                                       858,025,786      841,123,117
 Cash                                                                         1,614,548        1,326,285
 Accrued Investment Income                                                    9,760,797        9,340,980
 Accounts Receivable                                                          9,157,094       13,771,367
 Reinsurance Balances Receivable                                                993,884        4,546,506
 Due from Affiliates                                                          5,673,464        1,406,729
 Deferred Policy Acquisition Costs                                          100,713,316       89,156,542
 Other Assets                                                                 5,155,817        4,761,451
--------------------------------------------------------------------------------------------------------
    Total Assets                                                           $991,094,706     $965,432,977
========================================================================================================

Liabilities
 Policy Liabilities and Accruals                                           $428,013,959     $402,352,509
 Unearned Premiums                                                           95,105,346       85,306,194
 Dividends to Policyholders                                                   8,982,837        8,863,633
 Premium Deposit and Retirement Deposit Funds                                 7,034,576        7,861,070
 Deferred Income Taxes                                                       18,248,942       22,501,534
 Other Liabilities                                                           36,130,422       28,612,754
 Due to Affiliates                                                                             6,135,599
 Commercial Paper                                                            74,875,925       81,949,616
 Notes Payable                                                                2,266,645        2,323,362
 Notes Payable to Affiliates                                                 11,139,798       10,916,962
--------------------------------------------------------------------------------------------------------
    Total Liabilities                                                       681,798,450      656,823,233
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
 Preferred Stock, $1 par value
   Shares authorized: 1,000,000
   Issued: None
 Common Stock, $1 par value
   Shares authorized:  110,000,000
   Issued:  41,891,512
   Outstanding:  1996 - 40,786,712; 1995 - 40,785,912                        41,891,512       41,891,512
 Capital in Excess of Par Value                                              21,281,323       21,276,023
 Net Unrealized Investment Gains
  (Less applicable deferred income taxes)                                    25,011,928       35,620,863
 Retained Earnings                                                          225,739,163      214,453,116
 Treasury Stock: at cost (1996 - 1,104,800; 1995 - 1,105,600 shares)         (4,627,670)      (4,631,770)
--------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                              309,296,256      308,609,744
--------------------------------------------------------------------------------------------------------
    Total Liabilities and
    Stockholders' Equity                                                   $991,094,706     $965,432,977
========================================================================================================

  The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                                  Nine Months Ended                       Three Months Ended
                                                                    September 30,                            September 30,
                                                        -----------------------------------        -------------------------------

                                                              1996               1995                   1996             1995
                                                        -----------------------------------        -------------------------------
Revenues
Premiums and Policy Charges                                  $250,149,744      $231,651,934           $84,460,691      $78,511,269
Net Investment Income                                          40,433,481        37,936,906            13,959,538       13,373,023
Realized Investment Gains                                       5,207,103         1,423,826             2,358,009          254,146
Other Income                                                    1,615,408         1,994,153               565,567          782,239
-------------------------------------------------------------------------------------------        -------------------------------

Total Revenues                                                297,405,736       273,006,819           101,343,805       92,920,677
-------------------------------------------------------------------------------------------        -------------------------------
Benefits and Expenses
Benefits & Settlement Expenses                                202,720,199       173,172,329            62,349,302       58,610,088
Dividends to Policyholders                                      2,426,524         2,362,699               771,720          753,359
Amortization of Deferred Policy
Acquisition Costs                                              37,574,852        35,208,635            13,016,938       12,009,091
Other Operating Expenses                                       22,077,872        22,208,536             7,294,687        6,855,242
-------------------------------------------------------------------------------------------        -------------------------------

Total Expenses                                                264,799,447       232,952,199            83,432,647       78,227,780
-------------------------------------------------------------------------------------------        -------------------------------

Income Before Provision for Income Taxes                       32,606,289        40,054,620            17,911,158       14,692,897

Provision for Income Taxes                                      9,583,435        12,255,589             5,626,952        4,246,100
-------------------------------------------------------------------------------------------        -------------------------------

Net Income                                                    $23,022,854       $27,799,031           $12,284,206      $10,446,797
===========================================================================================        ===============================

Net Income Per Share                                                $0.56             $0.68                 $0.30            $0.26


===========================================================================================        ===============================

Operating Income                                              $19,638,237       $26,873,544           $10,751,500      $10,281,602


Operating Income Per Share                                          $0.48             $0.66                 $0.26            $0.25


===========================================================================================        ===============================
Dividends Per Share                                                 $0.29             $0.28               $0.0975           $0.095
===========================================================================================        ===============================
Average Shares Outstanding                                     40,786,511        40,785,912            40,786,712       40,785,912
===========================================================================================        ===============================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                      --------------------------------
                                                                                            1996             1995
                                                                                      --------------------------------
Cash Flows From Operating Activities:
 Net Income                                                                             $23,022,854      $27,799,031

 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Policy Acquisition Costs Deferred                                                     (44,766,601)     (38,607,481)
  Amortization of Deferred Policy Acquisition Costs                                      37,574,852       35,208,635
  Depreciation and Amortization                                                           3,174,811        3,837,479
  Provision for Deferred Taxes                                                              966,209         (143,371)
  Interest on Policyholders' Funds                                                        9,059,615        7,879,256
  Net Realized Investment Gains                                                          (5,207,103)      (1,423,826)
  Other                                                                                     972,872       (1,181,982)
  Changes in Operating Assets and Liabilities
   Increase in Accrued Investment Income                                                   (419,817)        (658,685)
   Decrease (Increase) in Accounts Receivable                                             6,672,198       (4,010,607)
   Decrease (Increase) in Reinsurance Balances Receivable                                 3,552,622         (425,493)
   Increase in Amounts Due From Affiliates                                               (4,266,735)      (1,513,018)
   Decrease in Amounts Due to Affiliates                                                 (6,135,599)        (179,650)
   Decrease (Increase) in Other Assets                                                     (394,366)         169,517
   Increase in Liability for Policy Reserves                                              6,175,917       18,905,128
   Increase in Liability for Unearned Premiums                                            9,799,152        8,519,624
   Decrease in Amounts Held for Others                                                     (707,290)        (988,830)
   Increase (Decrease) in Other Liabilities                                               6,011,647       (5,845,796)
                                                                                      -------------   --------------
    Net Cash Provided by Operating Activities                                            45,085,238       47,339,931
                                                                                      -------------   --------------

Cash Flows From Investing Activities:
  Maturities and Redemptions of Fixed Maturities Held for Investment                        767,841          774,466
  Maturities and Redemptions of Fixed Maturities Available for Sale                      32,873,057       21,721,239
  Maturities and Redemptions of Other Investments                                        64,036,163       64,812,666
  Sales of Fixed Maturities Available for Sale                                           35,503,696        2,225,746
  Sales of Other Investments                                                             42,763,041       22,567,004
  Purchase of Fixed Maturities Available for Sale                                      (127,620,504)     (65,608,128)
  Purchase of Other Investments                                                         (87,839,229)     (91,098,527)
  Net Decrease (Increase) in Short-term Investments                                       1,412,303       (3,405,548)
  Net Decrease (Increase) in Receivable/Payable on Securities                             2,192,700             (468)
                                                                                      -------------   --------------
  Net Cash Used in Investing Activities                                                 (35,910,932)     (48,011,550)
                                                                                      -------------   --------------

Cash Flows From Financing Activities:
  Increase (Decrease) in Commercial Paper                                                (7,073,691)      84,249,186
  Decrease in Notes Payable                                                                 (56,717)     (90,750,362)
  Increase (Decrease) in Notes Payable to Affiliates                                        222,836       (2,023,217)
  Stockholder Dividends Paid                                                            (11,826,510)     (11,420,056)
  Proceeds from Exercise of Stock Options                                                     9,400                -
  Deposits of Policyholders' Funds                                                       30,379,780       28,747,404
  Withdrawal of Policyholders' Funds                                                    (20,541,141)     (17,296,542)
                                                                                      -------------   --------------
    Net Cash Used in Financing Activities                                                (8,886,043)      (8,493,587)
                                                                                      -------------   --------------
Net Increase (Decrease) in Cash                                                             288,263       (9,165,206)
Cash - Beginning of Period                                                                1,326,285       11,750,197
                                                                                      -------------   --------------
Cash - End of Period                                                                     $1,614,548       $2,584,991
                                                                                      =============   ==============

Supplemental Disclosures of Cash Flow Information
Cash Paid as of September 30 for:
  Interest                                                                               $4,150,046       $4,953,972
  Income Taxes                                                                           $4,182,000      $18,231,776

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1996

1.  Significant Accounting Policies
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1995. The results of operations for the three month and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to September 30, 1996 classifications and descriptions.

2.  Pooling Agreement
    -----------------

     Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. All of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool will be changed to better reflect the economics of catastrophe finance, which will reduce the earnings volatility caused by catastrophe exposure. The change will allow the catastrophe reinsurance buying decision to be made on a group basis which will benefit each member of the group. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice.

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

     Various legal proceedings arising in the normal course of business with
policyholders and agents are in process at September 30, 1996.   These legal
proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these given cases is not possible to predict. Although the Alfa Insurance Group including Alfa Corporation and its subsidiaries have such legal proceedings filed against it in which punitive damages are sought, to date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider the contingent liabilities which might arise from pending litigation to be material in relation to the financial position, result of operations, or cash flows of the Company. Management's opinion is based upon the company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the company has substantial business, the frequency of large punitive damage awards, bearing little or no relation to the actual damages awarded by juries, continues to increase, creating the potential for unpredictable material adverse judgements in any given suit.

4.  Accounting for Stock-Based Compensation
    ---------------------------------------

     During 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"). The Statement defines a fair value based method of accounting for an employee stock option. It also allows an entity to continue using the intrinsic value based accounting method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Alfa Corporation has continued to use this method to account for its stock options. However, FAS 123 requires entities electing to remain with the intrinsic method of accounting to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as well as other disclosures about the
Company's stock-based employee compensation plans.   FAS 123 and its related
disclosures have been adopted by the Company in the first quarter of 1996. Information about the Company's stock option plan and the related required disclosures follow.

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995 and 80,000 options on April 18, 1996. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of the award. At September 30, 1996, there had been 800 options exercised, 572,403 options were exercisable and 45,134 had been cancelled leaving 1,021,734 options available for grant under the plan.

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

                                     Options Granted   Options  Granted
                                      April 18, 1996    March 27, 1995
                                     ----------------  -----------------
   Risk-free interest rate                      6.58%              7.05%
   Expected life (in years)                       10                 10
   Expected volatility                        0.4666             0.6165
   Expected future dividend yield                2.9%               2.9%
   Fair value at date of grant              $486,898           $507,138
                                            ========           ========
   Option price                             $  12.25           $  11.50
                                            ========           ========


     Using the fair value shown above, the proforma net income and earnings per share as if FAS 123 had been applied is as follows:


                                                       Nine Months Ended September 30,    Three Months Ended September 30,
                                                      ---------------------------------  ----------------------------------
                                                            1996             1995              1996              1995
                                                      ----------------  ---------------  ----------------  ----------------
Net income, as reported                                   $23,022,854      $27,799,031       $12,284,206       $10,446,797
                                                          ===========      ===========       ===========       ===========
Earnings per share, as reported                                 $0.56            $0.68             $0.30             $0.26
                                                                =====            =====             =====             =====


Proforma net income                                       $22,892,755      $27,742,435       $12,230,146       $10,419,101
                                                          ===========      ===========       ===========       ===========
Proforma earnings per share                                     $0.56            $0.68             $0.30             $0.26
                                                                =====            =====             =====             =====

The information shown below is for options outstanding at September 30, 1996 and 1995:

                                                                                     September 30,
                                                          ----------------------------------------------------------------
                                                                         1996                             1995
                                                          ----------------------------------------------------------------
                                                                              Weighted-                           Weighted-
                                                                              average                             average
                                                            Number            Exercise          Number            Exercise
                                                          of Options           Price          of Options           Price
                                                          ----------         ---------        ----------          --------
Outstanding
 Beginning of year                                           911,200           $11.144           845,732           $11.121
  Add (deduct):
   Granted                                                    80,000           $12.250            80,000           $11.500
   Exercised                                                    (800)         ($11.750)                0               -
   Cancelled                                                 (12,934)         ($11.750)          (12,466)         ($11.750)
                                                         -----------------------------------------------------------------
 End of Period                                               977,466           $11.226           913,266           $11.145
                                                         =================================================================

Exercisable, end of period                                   572,403           $11.118           279,081          $11.114
                                                         =================================================================

Range of exercise prices                                               $9.40 to $12.25                     $9.40 to $11.75
                                                                       ===============                     ===============

Weighted average
remaining contractual life                                                 7.448 years                         8.241 years
                                                                           ===========                         ===========

Actual compensation cost
recognized during period                                                      $199,906                            $310,552
                                                                              ========                            ========

                                      MANAGEMENTS' DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

The following table sets forth consolidated summarized income statement information for the nine months and three months ended September 30, 1996 and 1995:

                                    Nine Months Ended September 30,         Three Months Ended September 30,
                                    --------------------------------------  --------------------------------------

                                        1996          1995       % Change       1996          1995       % Change
                                    --------------------------------------  --------------------------------------
                                                   (in thousands, except share and per share data)

Premiums and Policy Charges            $250,150      $231,652         8%       $ 84,461       $78,511         8%
                                       ===================================     ===================================

Net Investment income                  $ 40,433      $ 37,937         7%       $ 13,960       $13,373         4%
                                       ===================================     ===================================

Total Revenues                         $297,406      $273,007         9%       $101,344       $92,921         9%
                                       ===================================     ===================================

Net income
   Insurance operations                $ 19,558      $ 26,747        (27%)     $ 11,176      $ 10,030         11%
   Noninsurance operations                2,229         2,557        (13%)          843           986        (15%)
   Net realized investment gains          3,385           925        266%         1,533           165        829%
   Corporate expenses                    (2,149)       (2,430)        12%        (1,268)         (734)       (73%)
                                       -----------------------------------     -----------------------------------
         Net income                    $ 23,023      $ 27,799        (17%)     $ 12,284      $ 10,447         18%
                                       ===================================     ===================================

         Net income per share             $0.56         $0.68        (17%)        $0.30         $0.26         18%
                                       ===================================     ===================================

Weighted average
  shares outstanding                 40,786,511    40,785,912                  40,786,712    40,785,912
                                    =========================                  =========================


     Total premiums and policy charges increased 8% in both the first nine months and third quarter of 1996. The combined pooled property casualty written premium increased approximately 8.3% over the first nine months of 1996 due to an increase in new business written, rate increases and a low lapse ratio of 3.8%. Total life insurance premiums and policy charges increased 7% in the first nine months of 1996. New life business increased almost 9% year to date and 15% for the third quarter. Net investment income increased 7% over the first nine months of 1995 due to an increase in invested assets resulting from positive cash flows.

    The decline in net income in the first nine months of 1996 is due primarily to catastrophic storm activity in the first quarter. Following the adversity from Hurricane Opal in the fourth quarter of 1995, which resulted in the first quarterly loss in the Company's history, the Company sustained the second ever quarterly loss in the first quarter of 1996 due to snow and ice in February and tornados in March. Conversely, the improvement in net income in the second and third quarters of 1996 over the same periods in 1995 is due to significant weather related events in those same periods in 1995. Net income from life insurance operations improved 12% in the first nine months of 1996 compared to the first nine months of 1995 and noninsurance operations declined 13%, primarily in the construction company. Corporate expense, primarily interest expense, declined due to lower interest rates on corporate debt and a decline in the average balance outstanding. Realized investment gains were up significantly in both periods due to timing and market conditions.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the nine months and three months ended September 30, 1996 and 1995:


                                    Nine Months Ended September 30,      Three Months Ended September 30,
                                  -----------------------------------  ------------------------------------
                                     1996        1995      % Change       1996        1995       % Change
                                  -----------------------------------  ------------------------------------
                                                               (in thousands)

Earned Premiums
  Personal lines                   $216,629    $200,238         8.2%     $73,574      $68,337         7.7%
  Commercial lines                    8,367       7,882         6.2%       2,817        2,669         5.5%
  Pools, associations and fees        2,911       2,764         5.3%         976          916         6.5%
  Reinsurance ceded                  (6,430)     (5,937)        8.3%      (2,334)      (1,978)       18.0%
                                   ----------------------------------    ----------------------------------

     Total                         $221,477    $204,947         8.1%     $75,032      $69,944         7.3%
                                   ==================================    ==================================

Net underwriting income            $ (6,130)   $  7,091      (186.4%)    $ 3,130      $ 3,151        (0.6%)
                                   ==================================    ==================================

Underwriting margin                  ( 2.8%)      3.5 %                      4.2%        4.5%
                                   =====================                 =====================

Operating Income                   $  8,520    $ 16,879         (50%)    $ 6,823      $ 6,680           2%
                                   ==================================    ==================================

     Earned premiums increased 8.1% in the first nine months of 1996 and 7.3% in the third quarter due to an increase in new business and a low lapse ratio of 3.7%. Rate increases also positively impacted the growth rate. However, in spite of these positive growth factors, catastrophic storm activity in the first quarter produced significant claims resulting in a net underwriting loss for the first nine months of 1996.

     Claims from snow and ice in February and tornados in March combined to produce losses estimated at September 30, 1996 to be $27.0 million for the entire Alfa Group pool, which includes $3.6 million development in the second quarter. After taxes, the impact in the first nine months on Alfa Corporation was approximately $11.4 million, or $0.28 per share. These storm losses followed the impact in the fourth quarter of 1995 of Hurricane Opal, which produced the first quarterly loss ever for the Company. For the first nine months of 1995, storms impacted underwriting results by $6.1 million, or $0.15 per share.

      The Company and the Alfa Group intensified its studies of catastrophe financing alternatives in response to Hurricane Opal and its effects. As a result of such studies, the overall catastrophe program for the group was restructured. An amendment to the intercompany pooling agreement (see Note 2 to the Consolidated Financial Statements) changes the allocation of catastrophe costs among the members of the pool to better reflect the economics of catastrophe finance. The impact will be a reduction in the volatility of earnings caused by catastrophes. Had the restructured program been in place during all of 1996, the catastrophe impact would have been reduced to $6.5 million, or $0.10 per share. Another likely effect will be the reduction of expenditures for reinsurance protection as the reinsurance buying decision will be made on a group basis. Such expense for 1996 is expected to be approximately $8.5 million, or $0.13 per share.

The underwriting income comparison has improved due to the impact of storm activity in the second quarter of the prior year and from improvement in the current year's expense ratio. Such improvement has been offset by the deterioration of non-storm loss ratios.

     The non-storm loss ratio for the first nine months of 1996 was 67.2%, up from 61.7% in the similar period in 1995. The combined ratio, which includes the effect of storm claims was 102.8% for the first nine months of 1996. Investment income in the property casualty subsidiaries partially offset the net underwriting loss. Continued positive cash flow from non-storm results have increased invested assets which has increased investment income.

 LIFE INSURANCE OPERATIONS
 -------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and operating income for the nine months and three months ended September 30, 1996 and 1995:


                                            Nine Months Ended September 30,   Three Months Ended September 30,
                                            --------------------------------  ---------------------------------
                                               1996       1995     % Change     1996       1995      % Change
                                            --------------------------------  ---------------------------------
                                                                      (in thousands)
Premiums and Policy Charges
  Universal life policy charges                $ 7,447   $ 6,502       15%       $2,589     $2,229        16%
  Interest sensitive life policy charges         6,467     5,961        8%        2,229      2,013        11%
  Traditional life insurance premiums           14,759    14,242        4%        4,611      4,326         7%
                                               --------------------------        ---------------------------

     Total                                     $28,673   $26,705        7%       $9,429     $8,568        10%
                                               ==========================        ===========================

Operating Income                               $11,017   $ 9,830       12%       $4,348     $3,342        30%
                                               ==========================        ===========================


     Total life insurance premiums and policy charges grew 7% in the first nine months and 10% in the second quarter of 1996. New premium production increased 8.5% over the same period in 1995 and was up 14.9% in the third quarter. The improved production has come primarily in sales of the Company's Universal Life product for which only the product's policy charges are accounted for as revenues.

     Life insurance operating income increased approximately 12% in the first nine months of 1996 and 30% in the third quarter. The improvement is primarily due to a 13 % reduction in death claims for the nine month period and a 35% decline for the quarter. Mortality was 76% and 68% of expected in the respective periods which compares favorably to the similar periods in 1995.
Net investment income increased 6% in the first nine months of 1996 compared to the same period in 1995 due to positive cash flows which increased invested assets.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings declined 13% in the first nine months of 1996. Most significant was a 75% decline in operating income of the construction subsidiary due primarily to a drop in residential construction activity and a drop in new home sales. Operating profits in the consumer finance subsidiary have declined 2%. The loan portfolio declined 14% to $65.3 million at September 30, 1996. The interest margin has improved but an increase in loan losses and legal expenses offset any improvement. The average delinquency ratio, however, has improved from 3.1% in 1995 to 2.0% for the nine month period ended September 30, 1996. Earnings declined 30% in the real estate sales subsidiary due to a decline in commercial sales activity.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first nine months of 1996 was approximately $1,351,000 compared to approximately $1,532,000 for the similar period in 1995. The decrease in interest expense is due to the decrease in interest rates on the outstanding debt. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 1996 and 1995:

                                                      Nine Months Ended
                                                        September 30,
                                                     --------------------
                                                        1996       1995
                                                     ----------  --------

(Decrease)Increase in cash flow from operations          (4.7%)     19.4%
Increase in invested assets since January 1               2.0%      14.2%
Investment yield rate                                     8.0%       8.4%
Increase in net investment income                         6.6%      14.6%

    Positive cash flow from operations declined 4.7% in the first nine months of 1996 due to significant first quarter storm losses that negatively affected income and cash flow. Such cash flow was positively impacted by income tax refunds and benefits as a result of fourth quarter losses in 1995 related to Hurricane Opal and from the first quarter operating loss and by improvement in second and third quarter operating results. Positive cash flow has increased invested assets 4.5% since September 30, 1995. The higher level of invested assets combined with a yield rate of 8.0% has increased net investment income by 6.6%. The Company had net realized investment gains of approximately $5.2 million in the first nine months of 1996 and $1.4 million in the similar period in 1995. These net gains are primarily from sales of equity securities and also from gains in the Company's covered call option writing program. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company's investment portfolio is as follows at September 30, 1996 and December 31, 1995:

                                  September 30,   December 31,
                                  -----------------------------
                                       1996           1995
                                  -----------------------------

Fixed maturities
  Taxables
     Mortgage Backed (CMO's)           29.3%          29.4%
     Corporate Bonds                   30.7%          29.1%
                                      --------------------
        Total taxable                  60.0%          58.5%
Tax exempts                            10.1%          10.0%
                                      --------------------
        Total fixed maturities         70.1%          68.5%
                                      --------------------
Equity Securities                      10.3%          10.6%
Mortgage Loans                          0.1%           0.1%
Real Estate                             0.2%           0.2%
Policy loans                            3.6%           3.5%
Other long term investments            12.3%          13.2%
Short term investments                  3.4%           3.9%
                                      --------------------
                                      100.0%         100.0%
                                      ====================

          The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the portfolio mix has remained relatively stable with slight changes due to market value changes in equities and fixed maturities and from maturing mortgage back securities. In addition, in the first half of 1996, short-term investments were used to fund a higher level of claims payments from storms. The consumer loan portfolio declined over 14%, which reduced other long term investments.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 1996 and December 31, 1995:

RATING
------
                                          September 30,   December 31,
                                          -----------------------------
                                               1996           1995
                                          -----------------------------

AAA to A-                                      87.0%          86.9%
BBB+ to BBB-                                   12.3%          12.2%
Below investment grade (BB+ and Below)          0.7%           0.9%
                                               ----          -----
                                              100.0%         100.0%
                                              =====          =====

          One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at September 30, 1996 and December 31, 1995:

                                     September 30,             December 31,
                                -------------------------------------------------
                                                % of                      % of
                                   1996      Statutory       1995      Statutory
                                              Surplus                   Surplus
                                -------------------------------------------------

High-yield fixed maturities:
  Amortized value               $3,736,781      1.6%     $ 4,512,625       1.9%
  Market value                  $3,735,561      1.6%     $ 4,411,332       1.9%
  Unrealized loss                  ($1,220)       -      ($  101,293)        -

     During the first nine months of 1996 the Company had net losses on disposals of high yield debt securities of $1,250. In addition, the Company wrote down one bond issue totaling $420,345 and four equity securities totaling $2.0 million whose declines in value were deemed to be other than temporary. At September 30, 1996 and December 31, 1995, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:


                                 September 30,            December 31,
                             ----------------------------------------------
                                            % of                    % of
                                1996     Statutory      1995     Statutory
                                          Surplus                 Surplus
                             ----------------------------------------------

Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)    $4,232,534      1.8%    $4,141,041      1.8%
  Cost                       $3,784,901      1.6%    $3,877,250      1.7%
  Unrealized gain            $  447,633      0.2%    $  263,791      0.1%

     During the first nine months of 1996, the Company sold approximately $35.5 million in fixed maturities available for sale. These sales resulted in gross realized gains of $526,303 and gross realized losses of $1.3 million. At September 30, 1996, approximately 29.3% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At September 30, 1996 the Company's total portfolio of fixed maturities had gross unrealized gains of $19,183,182 and gross unrealized losses of $9,743,427. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. At September 30, 1996 the delinquency ratio on the portfolio was 1.98%. Loans charged off in the first nine months of 1996 totaled $412,294. At September 30, 1996, the Company maintained an allowance for loan losses of $786,534 or approximately 1.31% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.

INCOME TAXES
------------

     The decline in income tax expense in the first nine months of 1996 is the result of the decline in income before provision for income taxes, which decreased over $7.4 million due to the impact of storms. The effective tax rate for the first nine months of 1996 was 29.4% compared to 30.6% for the similar period in 1995. The decline is due to the impact of storms on the relative mix of taxable versus tax-exempt income.

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995 and 80,000 options on April 18, 1996. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At September 30, 1996, there had been 800 options exercised, 572,403 options were exercisable and 45,134 had been cancelled leaving 1,021,7344 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At September 30, 1996, the Company had repurchased 1,097,600 shares at a cost of $4,630,770. In the first nine months of 1996, the Company reissued 800 treasury shares as a result of the option exercises in the period.

     Total notes payable decreased $6.9 million in the first nine months of 1996 to $88.3 million. Prior to 1995, notes payable consisted of short term debt outstanding under various credit lines with commercial banks which was used primarily to fund the Company's consumer loan portfolio and for other corporate purposes. During the first quarter of 1995 the Company began issuing commercial paper which replaced the majority of the short term debt. At September 30, 1996 the Company had approximately $74.9 million in commercial paper at a rates ranging from 5.42% to 5.45% with maturities ranging from October 4, 1996 to October 21, 1996. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $11.1 million in short-term debt outstanding to affiliates with interest equal to bank short-term rates payable monthly and $2.3 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $8.0 million in the first nine months of 1996 and $5.5 million for the first nine months of 1995. Although this level of surrenders is within the Company's pricing expectations and historical persistency rates and policy termination rates indicate a normal pattern of surrender activity in interest sensitive products, there is currently an upward trend in traditional policy surrender activity. This trend is being reviewed for any necessary corrective action, but such trend is not believed to have a significant impact at current termination
rates.   The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 1996 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $228.6 million.

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