Form 10-K
period 1996-12-31
ALFA CORP
filed 1997-03-31
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1996    Commission File Number 0-11773
---------------------------------------                           -------
                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           63-0838024
-----------------------------------------------------------------------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                            Identification No.)

2108 East South Boulevard
P.O. Box 11000, Montgomery, Alabama                          36191-0001
-----------------------------------------------------------------------
(Address of principal executive offices)             (Zip-Code)

Registrant's Telephone Number including Area Code        (334) 288-3900
                                                         --------------

               Securities registered pursuant to Section 12 (b) of the Act:

                                        None
-----------------------------------------------------------------------

               Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $1.00 per share
-----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X           No
                        --------------     ---------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1997, was
$252,127,968.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

       Class                             Outstanding December 31, 1996
       -----                             -----------------------------
Common Stock, $1.00 par value               40,786,712 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 1996, and proxy statement for the annual meeting of stockholders to be held April 24, 1997, are incorporated by reference into Part II and Part III.

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

     Until August 1, 1987, Registrant's life insurance subsidiary was its principal source of revenue. Effective that date Registrant's property and casualty subsidiaries entered into a pooling agreement with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group pursuant to which premiums, losses, loss adjustment expenses and other underwriting expenses attributable to the direct property and casualty insurance business of each party are pooled and reallocated among the parties. Under the pooling agreement, sixty five percent of the pooled business is allocated to Registrant's subsidiaries, Alfa Insurance Corporation and Alfa General Insurance Corporation.

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

          (i) Life offers several different types of whole life and term insurance products. As of December 31, 1996, Life had in excess of $9.4 billion of life insurance in force. As of December 31, for each year indicated the Company had insurance in force as follows:


                    1996        1995        1994
                 ----------------------------------
                           (in thousands)
Ordinary Life    $9,126,335  $8,313,698  $7,553,056
Credit Life      $   11,016  $   14,382  $   19,499
Group Life       $  325,704  $  314,826  $  295,254

 The following table shows Life's premiums and policy charges by type of policy and life insurance operating income for the years ended December 31, 1996, 1995, and 1994:

                                            Years Ended December 31,
                                ------------------------------------------
                                  1996             1995               1994
                                  ----             ----               ----
                                             (in thousands)
Premiums and Policy Charges
 Universal life                $10,075          $ 8,789            $ 7,876
 Interest sensitive life         8,589            7,991              7,705
 Traditional life               19,584           18,320             17,224
                               -------------------------------------------
  Total                        $38,248          $35,100            $32,805
                               ===========================================
 Operating income              $14,952          $13,205            $12,039
                               ===========================================

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

      The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the years ended December 31, 1996, 1995 and 1994 including the business written through the property and casualty pooling agreement:

                                      Years Ended December 31,
                                  ---------------------------------
                                     1996        1995        1994
                                     ----        ----        ----
                                            (in thousands)
Earned Premiums
 Personal lines                   $292,330     $270,109    $208,358
 Commercial lines                   11,231       10,606       8,524
 Pools, associations
  and fees                           3,905        3,709       2,920
 Reinsurance ceded                  (8,527)     (11,435)     (5,476)
                                  ---------------------------------
   Total                          $298,939     $272,989    $214,326
                                  =================================
Net Underwriting Income (Loss)    $ (2,235)    $(12,198)   $ 10,793
                                  =================================
Underwriting Margin                   (0.7%)       (4.5%)       5.0%
                                  =================================
Operating Income                  $ 15,143     $  8,182    $ 20,179
                                  =================================

          Pooling Agreement.  Effective August 1, 1987, the Company entered into
          -----------------
a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual
Group.   The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. All of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Until September 30, 1994, Mutual retroceded 50% of the pooled premiums, losses, loss adjustment expenses and other underwriting expenses to the Company while retaining 50% of these amounts itself. On October 1, 1994, the Company
increased its participation in the Pooling Agreement.   Mutual currently
retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limits Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeds $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Currently, the Company's share of
losses exceeding $249 million would be 13%.   The change will allow the
catastrophe reinsurance buying decision to be made on a group basis which will benefit each member of the group. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice.

          The Boards of Directors of the Mutual Group and of the Registrant's property and casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and determined that its implementation did not require its approval.

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

          The Board of Directors of Registrant consisted at year end of eleven members, six of whom serve on the Executive Committee of the Boards of the Mutual Group and two of whom are Executive Officers of Registrant.

          Mutual owns 16,201,538 shares, or 39.72%, and Alfa Mutual Fire Insurance Company owns 4,515,286 shares, or 11.07%, of Registrant's Outstanding Common Stock.

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

          (xi-xii)  Not applicable.

          (xiii) The Registrant has no management or operational employees. Registrant and its subsidiaries have a Management and Operating Agreement with Mutual whereby Registrant and its subsidiaries reimburse Mutual for salaries and expenses of employees provided to Registrant under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments, and Management. At December 31, 1996, Registrant was represented by 474 agents in Alabama who are employees of Mutual. Registrant's property and casualty subsidiaries had 113 independent exclusive agents in Georgia and Mississippi at December 31, 1996.

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

          (b)  Oil and Gas Operations.  Not applicable.
               ----------------------


Item 3.  Legal Proceedings.
         -----------------

          Various legal proceedings arising in the normal course of business
with policyholders and agents are in process at December 31, 1996.   These legal
proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these given cases is not possible to predict. Although the Alfa Insurance Group including Alfa Corporation and its subsidiaries have such legal proceedings filed against it in which punitive damages are sought, to date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider the contingent liabilities which might arise from pending litigation to be material in relation to the financial position, result of operations, or cash flows of the Company. Management's opinion is based upon the company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the company has substantial business, the frequency of large punitive damage awards, bearing little or no relation to the actual damages awarded by juries, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

Item 4.  Submission of Matters to Vote of Security Holders.
         -------------------------------------------------

         Not applicable.

Executive Officers of the Registrant:
------------------------------------

          Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 24, 1997.

          The following is a list of name and ages of all of the executive officers of the Registrant indicating all positions and offices with the Registrant held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Registrant.

NAME                        AGE  POSITION                                                     SINCE
----                        ---  --------

Goodwin L. Myrick            71   Director; Chairman of the Board and President, since 1978;   1973
                                  President of its Subsidiaries and associated
                                  companies; President Alabama Farmers Federation.

B. Phil Richardson           71   Director; Executive Vice President, Operations               1979
                                  of Alfa Corporation and its subsidiaries;
                                  Vice President, Treasurer.

Ken Wallis                   55  Director; Secretary, General Counsel and                      1993
                                 Vice President, Government Relations.

Bill Harper, Jr.             52  Senior Vice President, Life Operations of Alfa Life           1986
                                 Insurance Corporation Vice President, of Alfa
                                 Financial Corporation since 1978.

C. Lee Ellis                 45  Executive Vice President, Investments.                        1983
                                 Prior to 1993, Senior Vice President, Investments.

Donald Price                 45  Senior Vice President, Finance and                            1984
                                 Chief Financial Officer.

John Holley                  41  Vice President and Controller, Director Financial Relations   1986
                                 Chief Accounting Officer.

Al Dees                      50  Executive Vice President, Marketing                           1993
                                 Prior to 1993 Vice President Georgia and
                                 Mississippi Marketing.

James Azar                   60  Senior Vice President, Planning                               1979

Terry McCollum               60  Senior Vice President, Claims                                 1979

                                    Part II
                                    -------

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         ----------------------------------------------------------------
         Matters.
         --------

          The "Stockholder Information" section on the Inside Back Cover of Registrant's annual report to security holders for the fiscal year ended December 31, 1996, is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

          The "Selected Financial Data" section on pages 6 and 7 of the Registrant's annual report to security holders for the year ended December 31, 1996, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

          The "Management's Discussion and Analysis" section on pages 14 through 20 of the Registrant's annual report to security holders for the fiscal year ended December 31, 1996, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

          The Financial Statements on pages 21 through 40 of the Registrant's annual report to security holders for the fiscal year ended December 31, 1996, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

                 None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          For information with respect to the Executive Officers of the Registrant see Executive Officers of the Registrant at the end of Part I of this Report. For information with respect to the Directors of the Registrant, see Election of Directors on Page 2 of the Proxy statement for the annual meeting of stockholders to be held April 24, 1997 which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

          The information set forth under the caption "Executive Compensation" on Page 6 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 1997, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 1997, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The information set forth under the caption "Executive Compensation" on Page 6 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 1997, is incorporated herein by reference.



                                     III-1

                                    Part IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          ------------------------------------------------------------

   (a) The following documents are filed as part of this report:
       1.  Financial Statements.
           --------------------

             Report of Independent Certified Public
             Accountants for 1996, 1995, and 1994.

             Consolidated Balance Sheets as of
             December 31,  1996 and 1995.

             Consolidated Statements of Income for the three years ended December 31, 1996, 1995 and 1994.

             Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996, 1995 and 1994.

             Consolidated Statements of Cash Flows for the three years ended December 31, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements.

             Selected Quarterly Financial Data.

     2.      Financial Statement Schedules.
             -----------------------------

             Included in Part IV of this report:

                                                                                            Page
                                                                                            ----

Reports on Financial Statements and Financial Statement Schedules
of Independent Certified Public Accountants for 1996, 1995 and 1994.                        IV-3

             Schedule I -    Summary of Investments Other Than Investments
                             in Related Parties for the year ended December 31, 1996        IV-4

             Schedule II -   Condensed Financial Information                              IV-5-7

             Schedule III -  Supplementary Insurance Information                            IV-8

             Schedule IV -   Reinsurance for the years ended December 31, 1996,
                             1995 and 1994                                                  IV-9

             Schedule V -    Valuation and Qualifying Accounts                             IV-10

  Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

  3.  Exhibits.
      --------

                           Exhibit (3)  -   Articles of Incorporation and By-
                                            Laws of the Registrant are
                                            incorporated by reference from
                                            Registrant's 10-K for the year ended
                                            December 31, 1987.

                           Exhibit (10(a))  Amendment No. 2 to Management and
                                            Operating Agreement effective
                                            January 1, 1992 is incorporated by
                                            reference from Registrant's 10-K for
                                            the year ended December 31, 1992.

                           (10(b)) Insurance Pooling Agreement is incorporated by reference from registrant's 10-K for the year ended December 31, 1987.

                           Exhibit (13)     Registrant's Annual Report to
                                            Security Holders for the fiscal year
                                            ended December 31, 1996. Such
                                            report, except for the portions
                                            incorporated herein by reference, is
                                            furnished to the Commission for
                                            information only and is not deemed
                                            filed as part of this report.


                           Exhibit (19)     Employee Stock Purchase Plan and
                                            1993 Stock Incentive Plan are
                                            incorporated by reference from
                                            registrant's 10-K for the year ended
                                            December 31, 1993.

                           Exhibit (23)     Consents of Independent Accountants


      (b)  Reports on Form 8-K.
           -------------------

                           An 8-K report was filed on February 19, 1997 reporting the retirement of Phil Richardson effective April 1, 1997 and the promotion of Ken Wallis to the position of Executive Vice President, Operations and Assistant to the President.

                         INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
Alfa Corporation
Montgomery, Alabama:

We have audited the accompanying consolidated balance sheets of Alfa
Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits for the years ended December 31, 1996 and 1995, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules I through V for the years ended December 31, 1996 and 1995, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for the years ended December 31, 1996 and 1995.

                                   KPMG Peat Marwick LLP


Birmingham, Alabama
February 4, 1997


                                    IV-3(a)

                         INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors
Alfa Corporation
Montgomery, Alabama

We have audited the consolidated financial statements and the financial statement schedules of Alfa Corporation and subsidiaries (The Company) for the year ended December 31, 1994 as listed in the index on page IV-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements and financial statement schedules referred to above present fairly, in all material respects, the results of Alfa Corporation and its subsidiaries operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                              Coopers & Lybrand L.L.P.


Birmingham, Alabama
February 2, 1995



                                    IV-3(b)

                      ALFA CORPORATION  AND  SUBSIDIARIES
               SCHEDULE I - SUMMARY OF  INVESTMENTS - OTHER THAN
                        INVESTMENTS  IN RELATED  PARTIES
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                  ------------



                                                                        Amount At
                                             Cost Or                   Which Shown
                                            Amortized       Market      In Balance
Type Of Investment                             Cost         Value         Sheet
------------------                         ------------  ------------  ------------

Fixed maturities:
   Bonds:
      United States Government
       and government agencies             $ 64,299,445  $ 66,965,246  $ 66,965,246
      States, municipalities and
        political subdivisions              100,720,322   104,839,229   104,839,229
      Public utilities                       20,262,100    20,559,039    20,559,039
      All other corporate bonds             140,490,488   148,614,365   148,614,365
   Mortgage-backed securities               264,617,984   268,013,880   267,833,156
   Redeemable preferred stocks                4,287,094     4,331,534     4,331,534
                                           ------------  ------------  ------------

                Total fixed maturities      594,677,433   613,323,293   613,142,569
                                           ------------  ------------  ------------

Equity securities:
   Common stocks:
     Public utilities                         6,746,778     8,070,626     8,070,626
     Banks, trusts and insurance
       companies                              8,395,346    19,302,332    19,302,332
     Industrial, miscellaneous
       and all other                         42,420,516    66,517,192    66,517,192
   Nonredeemable preferred stocks             2,200,994     2,117,500     2,117,500
                                           ------------  ------------  ------------

                Total equity securities      59,763,634    96,007,650    96,007,650
                                           ------------  ------------  ------------

Mortgage loans on real estate                   826,480                     826,480

Real estate                                   1,855,972                   1,855,972

Policy loans                                 31,680,254                  31,680,254

Other long-term investments                 102,297,440                 102,297,440

Short-term investments                       40,206,951                  40,206,951
                                           ------------                ------------

                Total investments          $831,308,164                $886,017,316
                                           ============                ============

                      ALFA  CORPORATION  (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL  INFORMATION  OF REGISTRANT
                                BALANCE  SHEETS
                           DECEMBER 31, 1996 AND 1995

                                  -----------


                                                                           1996          1995
                                                                       ------------  ------------
                                            ASSETS

Cash                                                                   $     48,082  $     28,271

Short-term investments                                                      374,058       437,090

Investment in subsidiaries                                              357,237,941   342,291,962

Note receivable from subsidiaries                                        46,358,539    54,445,000

Accounts receivable and other assets                                        218,054       283,274
                                                                       ------------  ------------


        Total assets                                                   $404,236,674  $397,485,597
                                                                       ============  ============

                                   LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Liabilities:
   Commercial paper                                                   $ 73,580,962   $ 81,949,616
   Notes payable                                                         4,600,000      4,600,000
   Other liabilities                                                     2,743,903      2,326,237
                                                                      ------------   ------------


         Total liabilities                                              80,924,865     88,875,853
                                                                      ------------   ------------


Common stock, $1 par value, shares
   authorized - 110,000,000;
   issued - 41,891,512
   outstanding -  1996 - 40,786,712; 1995 - 40,785,912                  41,891,512     41,891,512

Capital in excess of par value                                          21,281,323     21,276,023

Net unrealized investment gains                                         33,926,747     35,620,863

Retained earnings                                                      230,839,897    214,453,116


Treasury stock, at cost, 1996 - 1,104,800; 1995 - 1,105,600 shares      (4,627,670)    (4,631,770)
                                                                      ------------   ------------

            Total stockholders' equity                                 323,311,809    308,609,744
                                                                      ------------   ------------

            Total liabilities and stockholders' equity                $404,236,674   $397,485,597
                                                                      ============   ============

         SCHEDULE II - CONDENSED FINANCIAL  INFORMATION  OF  REGISTRANT
                             STATEMENTS  OF  INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 -------------


                                     1996         1995         1994
                                  -----------  -----------  -----------

Revenues:
   Dividends from subsidiaries    $18,671,103  $19,415,006  $16,241,650

   Interest from subsidiaries       2,642,730    2,708,256

   Other interest                      12,911       25,171        1,456

Expenses:
   Other expenses                   5,667,475    6,071,779    3,596,198
                                  -----------  -----------  -----------

      Income before equity in
      undistributed income
      of subsidiaries              15,659,269   16,076,654   12,646,908

Equity in undistributed income
   of subsidiaries                 16,529,946    6,241,297   20,219,830
                                  -----------  -----------  -----------

      Net income                  $32,189,215  $22,317,951  $32,866,738
                                  ===========  ===========  ===========


        SCHEDULE II - CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                          STATEMENTS  OF  CASH  FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                   1996           1995           1994
                                                               -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                   $ 32,189,215   $ 22,317,951   $ 32,866,738
                                                               ------------   ------------   ------------

  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Undistributed earnings of
        subsidiaries                                            (16,529,946)    (6,241,297)   (20,219,830)
     (Increase) decrease in other assets
        and accounts receivable                                      65,220       (255,113)       (13,001)
      Increase (decrease) in other
        liabilities                                                 417,666       (450,428)     1,202,683
                                                               ------------------------------------------
        Total adjustments                                       (16,047,060)    (6,946,838)   (19,030,148)
                                                               ------------------------------------------

        Net cash provided by
         operating activities                                    16,142,155     15,371,113     13,836,590
                                                               ------------------------------------------

Cash flows from investing activities:
 (Increase) decrease in note receivable from subsidiaries         8,086,461    (54,445,000)
  Net (increase) decrease in short-term investments                  63,032       (354,574)       (81,963)
  Other                                                            (110,149)      (272,790)        (4,925)
                                                               ------------------------------------------
        Net cash provided by (used in) investing activities       8,039,344    (55,072,364)       (86,888)
                                                               ------------------------------------------

Cash flows from financing activities:
  Increase (decrease) in commercial paper                        (8,368,654)    81,949,616
  Net increase (decrease) in notes payable                                     (27,013,665)       198,665
  Proceeds from exercise of stock options                             9,400
  Dividends to stockholders                                     (15,802,434)   (15,294,718)   (13,969,175)
                                                               ------------------------------------------

        Net cash provided by (used in) financing activities     (24,161,688)    39,641,233    (13,770,510)
                                                               ------------------------------------------

        Net increase (decrease) in cash                              19,811        (60,018)       (20,808)
Cash, beginning of year                                              28,271         88,289        109,097
                                                               ------------------------------------------

Cash, end of year                                              $     48,082   $     28,271   $     88,289
                                                               ==========================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                  $  4,415,649   $  4,470,881   $  1,545,255
                                                               ==========================================

     Income taxes                                              $  5,418,000   $  7,888,000   $ 13,927,719
                                                               ==========================================

                                ALFA CORPORATION
               SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          Future Policy                 Other
                                             Benefits,                 Policy                                     Benefits
                               Deferred       Losses,                  Claims      Premiums                        Claims,
                                Policy     Claims And                    And         And            Net         Losses And
                             Acquisition       Loss       Unearned     Benefits     Policy       Investment     Settlement
Segment                         Costs        Expenses      Premium     Payable     Charges         Income        Expenses
-------                      ------------  ------------  ------------  -------  --------------  ------------  ------------
  1996
  ----
Life Insurance               $ 84,711,419  $325,206,008   $         0       $0    $ 38,247,600   $29,253,591  $ 30,589,901

Property &
  casualty
  insurance                    15,382,660   117,672,492    92,945,366        0     298,938,818    22,250,871   236,721,425

Noninsurance
  and corporate                         0             0             0        0               0     2,689,872             0
                             ------------  ------------   -----------       --    ------------   -----------  ------------
Total                        $100,094,079  $442,878,500   $92,945,366       $0    $337,186,418   $54,194,334  $267,311,326
                             ============  ============   ===========       ==    ============   ===========  ============

  1995
  ----
Life Insurance               $ 75,410,879  $294,049,256   $         0       $0    $ 35,099,995   $27,620,913  $ 29,401,615

Property &
  casualty
  insurance                    13,745,663   108,303,253    85,306,194        0     272,988,974    20,996,611   220,841,822

Noninsurance
  and corporate                         0             0             0        0               0     2,305,583       150,000
                             ------------  ------------   -----------       --    ------------   -----------  ------------
Total                        $ 89,156,542  $402,352,509   $85,306,194       $0    $308,088,969   $50,923,107  $250,393,437
                             ============  ============   ===========       ==    ============   ===========  ============

  1994
  ----
Life Insurance               $ 75,551,400  $262,017,490   $         0       $0    $ 32,805,431   $25,729,717  $ 26,960,413

Property &
  casualty
  insurance                    13,461,166    88,486,091    79,426,172        0     214,325,192    17,405,225   154,656,527

Noninsurance
  and corporate                         0             0             0        0               0     2,418,719     1,000,000
                             ------------  ------------   -----------       --    ------------   -----------  ------------
Total                        $ 89,012,566  $350,503,581   $79,426,172       $0    $247,130,623   $45,553,661  $182,616,940
                             ============  ============   ===========       ==    ============   ===========  ============

                              Amortization
                              Of Deferred
                                Policy         Other
                              Acquisition    Operating      Premiums
Segment                         Costs        Expenses       Written
-------                      ------------  -------------  ------------
  1996
  ----
Life Insurance                $ 6,061,063   $ 6,750,449   $          0

Property &
  casualty
  insurance                    45,050,788    19,653,730    311,251,916

Noninsurance
  and corporate                         0     2,599,112              0
                              -----------   -----------   ------------
Total                         $51,111,851   $29,003,291   $311,251,916
                              ===========   ===========   ============

  1995
  ----
Life Insurance                $ 5,504,517   $ 5,977,846   $          0

Property &
  casualty
  insurance                    41,857,226    24,445,381    286,483,508

Noninsurance
  and corporate                         0       577,145              0
                              -----------   -----------   ------------
Total                         $47,361,743   $31,000,372   $286,483,508
                              ===========   ===========   ============

  1994
  ----
Life Insurance                $ 4,832,612   $ 6,196,441   $          0

Property &
  casualty
  insurance                    32,913,610    19,351,233    234,392,978

Noninsurance
  and corporate                         0      (329,479)             0
                              -----------   -----------   ------------
Total                         $37,746,222   $25,218,195   $234,392,978
                              ===========   ===========   ============

                       ALFA CORPORATION AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
               FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                                            Percentage of
                                                            Ceded to      Amount Assumed by                 Assumed From
                                       Gross Amount     Other Companies   Other Companies    Net Amount        to Net
                                      ---------------  -----------------  ---------------  --------------   -------------

    1996
    ----

Life insurance in force               $10,480,723,907     $1,017,669,000    $           0  $9,463,054,907           0%
                                      ===============     ==============    =============  ==============         ===

Premiums and policy charges:
  Life insurance                      $    41,244,357     $    3,086,247    $           0  $   38,158,110           0%
  Accident and health insurance                89,490                  0                0          89,490           0%
  Property and liability insurance         47,939,310        55,523,791*     306,523,299*     298,938,818         103%
                                      ---------------     --------------    -------------  --------------         ---
                                      $    89,273,157     $   58,610,038    $ 306,523,299  $  337,186,418          91%
                                      ===============     ==============    =============  ==============         ===
    1995
    ----

Life insurance in force               $ 9,534,858,844     $  891,952,000    $           0  $8,642,906,844           0%
                                      ===============     ==============    =============  ==============         ===

Premiums and policy charges:
  Life Insurance                      $    37,735,370     $    2,735,919                   $   34,999,451           0%
  Accident and health insurance               100,544                                             100,544           0%
  Property and liability insurance         42,029,253        52,264,315*    $283,224,036*     272,988,974         104%
                                      ---------------     --------------    -------------  --------------         ---
                                      $    79,865,167     $   55,000,234    $ 283,224,036  $  308,088,969          92%
                                      ===============     ==============    =============  ==============         ===

    1994
    ----

Life insurance in force               $ 8,638,808,254     $  771,000,000    $           0  $7,867,808,254           0%
                                      ===============     ==============    =============  ==============         ===

Premiums and policy charges:
  Life Insurance                      $    35,195,373     $    2,535,275                   $   32,660,098           0%
  Acccident and health insurance              145,333                                             145,333           0%
  Property and liability insurance         36,961,724        42,485,376*    $219,848,844*     214,325,192         103%
                                      ---------------     --------------    -------------  --------------         ---
                                      $    72,302,430     $   45,020,651    $ 219,848,844  $  247,130,623          89%
                                      ===============     ==============    =============  ==============         ===

*These amounts are subject to the pooling agreement.

                       ALFA CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





                                           BALANCE              ADDITIONS
                                                      -------------------------------
                                        AT BEGINNING  CHARGED TO COSTS   CHARGED TO                     BALANCE
                     DESCRIPTION         OF PERIOD      AND EXPENSES   OTHER ACCOUNTS     DEDUCTIONS  END OF PERIOD
               -----------------------  ------------  ---------------- -------------      ----------  -------------

1996           Reserve for loan losses      $750,241          $318,851                      $435,613       $633,479
                                        ============  ================                    ==========  =============

1995           Reserve for loan losses      $769,544          $229,094                      $248,397       $750,241
                                        ============  ================                    ==========  =============


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALFA CORPORATION


                                        BY /S/
                                           ---------------------------
                                              Goodwin L. Myrick
                                              President

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Chairman of the Board
                              Director and Principal
/s/                           Executive Officer         March 31, 1997
-----------------------------                           --------------------
(Goodwin L. Myrick)                                       (Date)


                              Senior Vice President
                              Finance, (Principal
/s/                           Financial Officer)        March 31, 1997
-----------------------------                           --------------------
(Donald Price)                                            (Date)


                              Vice President and
                              Controller (Principal
/s/                           Accounting Officer)       March 31, 1997
-----------------------------                           --------------------
(John D. Holley)                                          (Date)


/s/                           Director                  March 31, 1997
-----------------------------                           --------------------
(Jerry A. Newby)                                          (Date)



/s/                           Director                  March 31, 1997
-----------------------------                           --------------------
(James E. Mobley)                                          (Date)

/s/                                Director                March 31, 1997
------------------------------                             --------------
(James A. Tolar, Jr.)                                          (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(John W. Morris)                                                (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(Milborn N. Chesser)                                            (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(James I. Harrison, Jr.)                                        (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(Young J. Boozer)                                               (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(John R. Thomas)                                                (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(B. Phil Richardson)                                            (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(Boyd E. Christenberry)                                         (Date)


/s/                                Director                March 31, 1997
------------------------------                             --------------
(Ken Wallis)                                                    (Date)