Form 10-Q
period 1997-03-31
ALFA CORP
filed 1997-05-15
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1997  Commission File Number 0-11773


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

                                    Yes      X         No_________
                                        --------------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


          Class                                      Outstanding March 31, 1997
--------------------------------                     --------------------------
Common Stock, $1.00 par value                             40,786,712 shares

                               ALFA CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.        Financial Information
               (Condensed Consolidated Unaudited)

     Item 1.     Financial Statements

               Balance Sheets -- March 31, 1997 and
               December 31, 1996                                            3

               Statements of Income, Three Months
               ended March 31, 1997 and 1996                                4

               Statements of Cash Flows, Three Months
               ended March 31, 1997 and 1996                                5


               Notes to Financial Statements                                6

     Item 2.

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

Part II.       Other Information                                           16

     Item 6.

               Exhibits and Reports on Form 8-K                            16

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                          March 31,          December 31,
                                                                      -----------------------------------
                                                                            1997                 1996
                                                                      -----------------------------------
Assets                                                                  (Unaudited)
 Investments:
  Fixed Maturities Held for Investment, at amortized cost
   (market value $2,806,233 in 1997 and $2,998,688 in 1996)           $    2,656,899       $    2,817,964
  Fixed Maturities Available for Sale, at market value
   (amortized cost $632,071,990 in 1997 and $591,859,469 in 1996)        637,691,830          610,324,605
  Equity Securities, at market (cost $56,932,543
   in 1997 and $59,763,634 in 1996)                                       92,087,251           96,007,650
  Mortgage Loans on Real Estate                                              755,996              826,480
  Investment Real Estate (net of accumulated
   depreciation of $1,403,148 in 1997 and
   $1,356,829 in 1996)                                                     1,808,925            1,855,972
  Policy Loans                                                            32,899,041           31,680,254
  Other Long-term Investments                                            101,478,708          102,297,440
  Short-term Investments                                                  30,071,354           40,206,951
---------------------------------------------------------------------------------------------------------
   Total Investments                                                     899,450,004          886,017,316
 Cash                                                                      3,189,375            4,424,123
 Accrued Investment Income                                                10,454,485           10,032,275
 Accounts Receivable                                                       7,454,180            9,498,914
 Reinsurance Balances Receivable                                           1,163,670            1,689,654
 Due from Affiliates                                                       8,040,776            2,709,492
 Deferred Policy Acquisition Costs                                       104,578,133          100,094,079
 Other Assets                                                              4,183,718            4,864,302
---------------------------------------------------------------------------------------------------------
    Total Assets                                                      $1,038,514,341       $1,019,330,155
=========================================================================================================

Liabilities
 Policy Liabilities and Accruals                                        $464,118,727         $442,878,500
 Unearned Premiums                                                        95,860,502           92,945,366
 Dividends to Policyholders                                                8,924,758            8,988,574
 Premium Deposit and Retirement Deposit Funds                              6,757,399            6,925,786
 Deferred Income Taxes                                                    19,706,935           24,686,336
 Other Liabilities                                                        36,025,709           32,974,237
 Commercial Paper                                                         69,185,322           73,580,963
 Notes Payable                                                             2,152,643            2,209,958
 Notes Payable to Affiliates                                              11,285,336           10,828,626
---------------------------------------------------------------------------------------------------------
    Total Liabilities                                                    714,017,331          696,018,346
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
 Preferred Stock, $1 par value
  Shares authorized: 1,000,000
  Issued: None
 Common Stock, $1 par value
  Shares authorized:  110,000,000
  Issued:  41,891,512
  Outstanding:  40,786,712                                                41,891,512           41,891,512
 Capital in Excess of Par Value                                           21,281,323           21,281,323
 Net Unrealized Investment Gains
  (Less applicable deferred income taxes)                                 26,057,055           33,926,747
 Retained Earnings                                                       239,894,790          230,839,897
 Treasury Stock: at cost (1,104,800 shares)                               (4,627,670)          (4,627,670)
---------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                           324,497,010          323,311,809
---------------------------------------------------------------------------------------------------------
    Total Liabilities and
    Stockholders' Equity                                              $1,038,514,341       $1,019,330,155
=========================================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                      Three Months Ended
                                                            March 31,
                                                ---------------------------------
                                                          1997           1996
                                                ---------------------------------
Revenues
  Premiums and Policy Charges                          $90,484,238    $82,960,219
  Net Investment Income                                 13,999,062     13,467,463
  Realized Investment Gains                              3,255,068         51,738
  Other Income                                             550,388        455,157
---------------------------------------------------------------------------------

    Total Revenues                                     108,288,756     96,934,577
---------------------------------------------------------------------------------

Benefits and Expenses
  Benefits & Settlement Expenses                        67,646,425     77,083,771
  Dividends to Policyholders                               880,195        857,725
  Amortization of Deferred Policy
    Acquisition Costs                                   13,743,437     11,858,495
  Other Operating Expenses                               7,080,308      7,845,158
---------------------------------------------------------------------------------

    Total Expenses                                      89,350,365     97,645,149
---------------------------------------------------------------------------------

Income Before Provision for Income Taxes                18,938,391       (710,572)

Provision for Income Taxes                               5,884,144       (652,956)
---------------------------------------------------------------------------------

    Net Income                                         $13,054,247       ($57,616)
=================================================================================

Net Income Per Share                                         $0.32        ($0.001)

=================================================================================

Dividends Per Share                                        $0.0975         $0.095

=================================================================================

Average Shares Outstanding                              40,786,712     40,786,105

=================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                    1997           1996
                                                                           ---------------------------------
Cash Flows From Operating Activities:
  Net Income                                                                     $13,054,247       ($57,616)

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                            (16,168,785)   (14,621,652)
    Amortization of Deferred Policy Acquisition Costs                             13,743,437     11,858,495
    Depreciation and Amortization                                                  1,113,138      1,203,613
    Provision for Deferred Taxes                                                     191,221         37,452
    Interest on Policyholders' Funds                                               3,607,596      2,909,469
    Net Realized Investment Gains                                                 (3,255,068)       (51,738)
    Other                                                                           (844,594)       233,677
    Changes in Operating Assets and Liabilities:
      Increase in Accrued Investment Income                                         (422,210)      (233,484)
      Decrease in Accounts Receivable                                              2,044,734      7,105,614
      Decrease (Increase) in Reinsurance Balances Receivable                         525,984       (231,546)
      Increase (Decrease) in Amounts Due From Affiliates                          (5,331,284)       109,579
      Decrease in Amounts Due to Affiliates                                                      (4,163,473)
      Decrease in Other Assets                                                       680,584        752,863
      Increase in Liability for Policy Reserves                                    1,835,439      8,084,877
      Increase in Liability for Unearned Premiums                                  2,915,136      3,031,178
      Decrease in Amounts Held for Others                                           (232,203)      (499,391)
      Increase in Other Liabilities                                                5,337,540      1,613,496
                                                                           ------------------  -------------
       Net Cash Provided by Operating Activities                                  18,794,912     17,081,413
                                                                           ------------------  -------------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment               161,626        275,416
    Maturities and Redemptions of Fixed Maturities Available for Sale              8,094,623     11,185,308
    Maturities and Redemptions of Other Investments                               23,395,766     26,682,569
    Sales of Fixed Maturities Available for Sale                                   4,327,188      6,811,067
    Sales of Other Investments                                                    15,617,161      3,563,868
    Purchase of Fixed Maturities Available for Sale                              (52,322,988)   (35,655,840)
    Purchase of Other Investments                                                (35,197,411)   (30,666,948)
    Net Decrease in Short-term Investments                                        11,279,979      5,351,689
    Net Decrease (Increase) in Receivable/Payable on Securities                   (3,081,720)     6,492,503
                                                                           ------------------  -------------
       Net Cash Used in Investing Activities                                     (27,725,776)    (5,960,368)
                                                                           ------------------  -------------

Cash Flows From Financing Activities:
    Decrease in Commercial Paper                                                  (4,395,641)   (16,566,735)
    Decrease in Notes Payable                                                        (57,315)       (54,907)
    Increase in Notes Payable to Affiliates                                          456,710      6,434,794
    Stockholder Dividends Paid                                                    (3,976,704)    (3,874,662)
    Proceeds from Exercise of Stock Options                                                           9,400
    Deposits of Policyholders' Funds                                              24,250,249     10,209,055
    Withdrawal of Policyholders' Funds                                            (8,581,183)    (6,557,487)
                                                                           ------------------  -------------
       Net Cash Provided by (Used in) Financing Activities                         7,696,116    (10,400,542)
                                                                           ------------------  -------------
Net Increase (Decrease) in Cash                                                   (1,234,748)       720,503
Cash - Beginning of Period                                                         4,424,123      1,326,285
                                                                           ------------------  -------------
Cash - End of Period                                                              $3,189,375     $2,046,788
                                                                           ==================  =============

Supplemental Disclosures of Cash Flow Information
Cash Paid as of March 31 for:
    Interest                                                                      $1,252,107     $1,618,713
    Income Taxes                                                                    $994,566             $0

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
        NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                MARCH 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to March 31, 1997 classifications and descriptions.

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

3. CONTINGENT LIABILITIES
   -----------------------

     The property and casualty subsidiaries have entered into the reinsurance pooling agreement with Alfa Mutual Insurance Company and its affiliates as discussed in Note 2. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company's property and casualty subsidiaries, the obligation to pay the claim would remain with the Company's subsidiaries.

     The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

     Various legal proceedings arising in the normal course of business with policyholders and agents were in process at March 31, 1997. These legal proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these given cases is not possible to predict. Although the Alfa Insurance Group including Alfa Corporation and its subsidiaries have such legal proceedings filed against it in which punitive damages are sought, to date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider the contingent liabilities which might arise from pending litigation to be material in relation to the financial position, result of operations, or cash flows of the Company. Management's opinion is based upon the company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the company has substantial business, the frequency of large punitive damage awards, bearing little or no relation to the actual damages awarded by juries, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the three months ended March 31, 1997 and 1996:

                                               THREE  MONTHS  ENDED
                                                     MARCH 31,
                                       -------------------------------------
                                           1997          1996      % CHANGE
                                       -------------------------------------
                                                  (in thousands)
Premiums and policy charges            $    90,484   $    82,960          9%
                                       ====================================

Net investment income                  $    13,999   $    13,467          4%
                                       ====================================

Total revenues                         $   108,289   $    96,935         12%
                                       ====================================

NET INCOME (LOSS)
  Insurance operations                 $    10,847   $      (407)        NM
  Noninsurance operations                      768           602         28%
  Net realized investment gains              2,116            34         NM
  Corporate expenses                          (677)         (286)        NM
                                       ------------------------------------
        Net income (loss)              $    13,054   $       (58)        NM
                                       ====================================

        Net income (loss) per share          $0.32       ($0.001)        NM
                                       ====================================

Weighted average shares outstanding     40,786,712    40,786,105
                                       ==========================
NM - Not meaningful

     Total premiums and policy charges increased 9% in the first quarter of 1997. This increase is due to the property casualty business. Net investment income increased 4% over the first quarter of 1996 while invested assets increased 1.5% in the three months since December 31, 1996 resulting from positive cash flows in the first quarter.

     The Company's net income in the first quarter of 1997 is due primarily to improved operating results in the property and casualty business, which compares to a net loss in the first quarter of 1996 as a result of catastrophic storm activity. In the first quarter of the previous year, the Company sustained the second ever quarterly loss due to snow and ice in February and tornados in March. Life insurance and noninsurance operations, primarily the consumer finance subsidiary, also had improved results in the first quarter of 1997. Realized investment gains were significant in the quarter. Such gains, primarily from sales of equity securities were significant in the quarter. Such gains are the result of market conditions and can fluctuate from period to period.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the three months ended March 31, 1997 and 1996:

                                        THREE  MONTHS  ENDED
                                             MARCH 31,
                                 ----------------------------------
                                    1997       1996       % CHANGE
                                 ----------------------------------
                                           (in thousands)
Earned Premiums
  Personal lines                  $77,204    $ 70,865           9%
  Commercial lines                  2,880       2,749           5%
  Pools, associations and fees      1,008         973           4%
  Reinsurance ceded                  (264)     (2,056)        (87%)
                                  ---------------------------------

      Total                       $80,828    $ 72,531          11%
                                  =================================

Net underwriting income (loss)    $ 5,080    $(10,830)        147%
                                  =================================

GAAP basis combined ratio            93.7%      114.9%
                                  =====================

Underwriting margin                   6.3%      (14.9%)
                                  =====================

Operating income                  $ 7,664    $ (3,414)       3.25%
                                  =================================

     Earned premiums increased 11% in the first quarter of 1997 due to an increase in new business and a low lapse ratio of 4.1%. Rate increases also positively impacted the growth rate. Another significant factor positively affecting the growth rate was the reduction in the cost of reinsurance. As a result of the Company's new catastrophe protection program, the exposure to losses from significant weather events has been lessened for Alfa Corporation, reducing the need for and amount of reinsurance protection, and allowing the reinsurance buying decision to be made on a group basis for the entire pool. This reduction also had a similar positive impact on operating earnings for the quarter.

     The operating results in the first quarter of 1997 were profitable. The underwriting margin of 6.3% is the result of a 68% loss ratio and a 25.6% expense ratio compared to a loss ratio of 88% and an expense ratio of 27.0% in the first quarter of 1996. Although the loss ratio is higher than the company's long standing goal of 65%, the expense ratio has continued to improve. The Company had no significant storm related losses in the first quarter of 1997. Investment income was up 2.6% in the first quarter due to continued positive cash flow which has increased invested assets.

     In the first quarter of 1996, the Company had an increase in premium revenue of 8.3%. However, in spite of these positive growth factors, catastrophic storm activity produced significant claims resulting in a net underwriting loss and a net operating loss, which is only the second such quarterly loss in the Company's history. Claims from snow and ice in February and tornados in March combined to produce catastrophe losses estimated at March 31, 1996 to be $23 million for the entire Alfa Group pool. After taxes, the impact in the first quarter of 1996 on Alfa Corporation was approximately $9.7 million, or $0.24 per share.


LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the three months ended March 31, 1997 and 1996:

                                               THREE  MONTHS  ENDED
                                                     MARCH 31,
                                            ---------------------------
                                             1997    1996     % CHANGE
                                            ---------------------------
                                                  (in thousands)
Premiums and policy charges
  Universal life policy charges             $3,804  $ 2,392        59%
  Interest sensitive life policy charges     2,305    2,048        13%
  Traditional life insurance premiums        3,547    5,989       (41%)
                                            ---------------------------
       Total                                $9,656  $10,429        (7%)
                                            ===========================

Operating income                            $3,183  $ 3,007         6%
                                            ===========================

     The Company's life insurance premiums and policy charges declined 7% in the first quarter of 1997 due to the reduction and elimination of its group term business. Such business, which was comprised of life insurance provided to the Alfa Group's employees, totaled approximately $1.6 million in 1996. The Alfa Group now uses corporate owned life insurance utilizing the Company's universal life policy. The policy charges that result will partially offset the reduction in group premium revenue, which is the primary reason for the 59% increase in such revenues for the quarter shown in the above table. Although these changes will affect premium revenue growth rates, it is not expected to have a material impact on earnings in 1997. Both the Company and the Alfa Group believe the new program will be mutually beneficial to results in the future.

     Excluding the impact on premiums from such business, the premium growth rate for the quarter was 14.4%. New business premium increased 16.1% for the period, primarily from sales of universal life policies. The persistency rate remained high at 92.7%.

      Life insurance operating income increased approximately 6% in the first quarter of 1997. Mortality was 94% of expected in the period which compared favorably to the first quarter of 1996 which had a mortality rate of 97% of expected. Net investment income increased 5% in the first quarter of 1997 compared to the same period in 1996 due to positive cash flows which increased invested assets.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings increased 28% in the first quarter of 1997. Most significant was the 25.7% increase in operating earnings in the consumer finance subsidiary. The loan portfolio declined 7.3% since March 31, 1996 to $61.3 million at March 31, 1997 and the interest margin declined 57 basis points due to high cost of funds. However, these declines were more than offset by a reduction in expenses, primarily legal costs and reduced loan losses for the period. The real estate sales subsidiary had an increase in earnings from commercial sales which compared favorably to the first quarter in 1996.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first three months of 1997 was approximately $433,000 compared to approximately $455,000 for the similar period in 1996. The decrease in interest expense is due to the decrease in the average balance outstanding. However, corporate expense was lower in 1996 due to the income tax benefit in the first quarter of 1996. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.


INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 1997 and 1996:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1997        1996
                                                          ---------------------
Increase in cash flow from operations since
  March 31, 1996 and 1995                                     10.0%       2.9%
Increase (Decrease) in invested assets since January 1,
  1997 and 1996                                                1.5%      (1.1%)
Investment yield rate (annualized)                             7.7%       8.2%
Increase in net investment income since March 31, 1996
  and 1995                                                     4.0%      10.9%

     Positive cash flow from operations increased 10.0% in the first quarter of 1997 due primarily to improved cash flow in the Company's property casualty subsidiaries. Positive cash flow has increased invested assets 1.5% since December 31, 1996 and 8.1% since March 31, 1996. The higher level of invested assets has increased net investment income by 4.0%. The growth rate in net investment income was lower than the growth in invested assets due to the prior year impact of a special one time dividend and a partnership distribution, both received in the first quarter of 1996. Excluding these one time items, the growth rate would have been approximately 9.2%. These one time items also resulted in an abnormally high yield rate for the first quarter of 1996. The 7.7% yield rate in the first quarter of 1997, calculated using amortized cost, is similar to the yield rate for all of 1996. The Company had net realized investment gains of approximately $3.3 million in the first three months of 1997 and $51,000 in the similar period in 1996. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at March 31, 1997 and December 31,1996:

                                          MARCH 31,   DECEMBER 31,
                                          ------------------------
                                             1997         1996
                                          ------------------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)       29.8%          30.2%
               Corporate bonds               31.1           29.1
                                            ----------------------
                Total taxable                60.9           59.3
             Tax exempts                     10.3            9.9
                                            ----------------------
               Total fixed maturities        71.2           69.2
                                            ----------------------
           Equity securities                 10.2           10.8
           Mortgage loans                     0.1            0.1
           Real estate                        0.2            0.2
           Policy loans                       3.7            3.6
           Other long term investments       11.3           11.6
           Short term investments             3.3            4.5
                                            ----------------------
                                            100.0%         100.0%
                                            ======================

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, new cash flows have been invested in corporate bonds. The remaining portfolio mix has been relatively stable with slight changes due to market value changes in equities and from maturing mortgage backed securities. The consumer loan portfolio declined over 7%, which reduced other long term investments.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 1997 and December 31, 1996:

                                                     MARCH 31,   DECEMBER 31,
                                                     ------------------------
                                                       1997         1996
                                                     ------------------------
          RATING
          ------
          AAA to A-                                    87.4%         87.7%
          BBB+ to BBB-                                 12.0          11.6
          BB+ and Below (Below investment grade)        0.6           0.7
                                                     ----------------------
                                                      100.0%        100.0%
                                                     ======================

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at March 31, 1997 and December 31, 1996:

                                      MARCH 31,              DECEMBER 31,
                                ---------------------------------------------
                                               % OF                    % OF
                                            STATUTORY               STATUTORY
                                   1997      SURPLUS       1996      SURPLUS
                                ---------------------------------------------
High-yield fixed maturities:
  Amortized value               $3,495,048     1.4%      $3,490,866    1.4%
  Carrying value (market)       $3,718,192     1.5%      $3,656,750    1.5%
  Unrealized gain               $  223,144     0.1%      $  165,884    0.1%

     During the first quarter of 1997 the Company did not dispose of any high yield debt securities. However, the Company wrote down one equity security totaling $101,000 whose decline in value was deemed to be other than temporary. There were no such fixed maturity writedowns. At March 31, 1997 and December 31, 1996, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:

                                      MARCH 31,              DECEMBER 31,
                                ---------------------------------------------
                                               % OF                    % OF
                                            STATUTORY               STATUTORY
                                   1997      SURPLUS       1996      SURPLUS
                                ---------------------------------------------
Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)       $5,473,694    2.2%       $8.243,223    3.3%
  Cost                          $4,958,928    2.0%       $7,587,555    3.1%
  Unrealized gain               $  514,766    0.2%       $  655,668    0.3%

     During the first quarter of 1997, the Company sold approximately $4.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $75,182. At March 31, 1997, approximately 41.8% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a constant review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At March 31, 1997 the Company's total portfolio of fixed maturities had gross unrealized gains of $15,192,501 and gross unrealized losses of $9,423,327. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. At March 31, 1997 the delinquency ratio on the portfolio was 2.10%, down from 2.56% at December 31, 1996. Loans charged off in the first quarter of 1997 totaled $85,412 or 0.1% of the outstanding loan balance. At March 31, 1997, the Company maintained an allowance for loan losses of $596,958 or approximately 1.1% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.


INCOME TAXES
------------

     The increase in income tax expense in the first quarter of 1997 is the result of the increase in income before provision for income taxes, which improved over $19.6 million due to the impact of storms in the prior year's first quarter. As a result of the first quarter 1996 loss the Company had no income tax expense for the period and recorded an income tax benefit. The effective tax rate in the first quarter of 1997, however, was 31.1% compared to 29.8% for the full year 1996. The increase is due to the relative mix of taxable versus tax exempt income.

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996 and 75,000 options on February 18, 1997. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At March 31, 1997, there had been 800 options exercised, 868,327 options were exercisable and 47,600 had been cancelled leaving 949,200 options available for grant under the plan.

     Total short term debt decreased $4.0 million in the first quarter of 1997 to $82.6 million. At March 31, 1997 the Company had approximately $69.2 million in commercial paper at rates ranging from 5.33% to 5.40% with maturities ranging from April 15, 1997 to May 21, 1997. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $125 million. In addition, the Company had $11.3 million in short-term debt outstanding to affiliates with interest equal to commercial paper rates payable monthly and $2.2 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $2.6 million in the first quarter of 1997 and $2.4 million for the first three months of 1996. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 1997 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $248.2 million.

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

                          PART II.  OTHER INFORMATION

Item 6.
-------

       EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------

     A report Form 8-K was filed on February 14, 1997. It reported the retirement of B. Phil Richardson as Executive Vice President, Operations and the appointment of Ken Wallis to the position of Executive Vice President, Operations and Assistant to the President.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALFA CORPORATION



Date May 15, 1997                       By: /s/ Goodwin L. Myrick
     ------------                          ----------------------------------
                                           Goodwin L. Myrick
                                           President



Date May 15, 1997                       By: /s/ Donald Price
     ------------                          ----------------------------------
                                           Donald Price
                                           Senior Vice President, Finance
                                           (Chief Financial Officer)



Date May 15, 1997                       By: /s/ John Holley
     ------------                          ----------------------------------
                                           John Holley
                                           Vice President and Controller
                                           (Chief Accounting Officer)