Form 10-Q
period 1997-06-30
ALFA CORP
filed 1997-08-14
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 1997  Commission File Number 0-11773


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


            None
----------------------------

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

                                          Yes  X  No
                                             ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


           Class                                   Outstanding June 30, 1997
--------------------------                        ----------------------------
Common Stock, $1.00 par value                          40,786,712 shares

                                ALFA CORPORATION

                                     INDEX

Part I.   Financial Information                                        Page No.
                                                                       --------
          (Condensed Consolidated Unaudited)

 Item 1.  Financial Statements

          Balance Sheets -- June 30, 1997 and
          December 31, 1996                                               3

          Statements of Income, Six Months  and Three Months
          ended June 30, 1997 and 1996                                    4

          Statements of Cash Flows, Six Months
          ended June 30, 1997 and 1996                                    5


          Notes to Financial Statements                                   6

    Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Part II.  Other Information                                              16

    Item 6.

          Exhibits and Reports on Form 8-K                               16

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS



                                                                      June 30,      December 31,
                                                                --------------------------------
                                                                       1997           1996
                                                                --------------------------------
Assets                                                             (Unaudited)
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $2,400,392 in 1997 and $2,998,688
       in 1996)                                               $     2,250,310   $     2,817,964
     Fixed Maturities Available for Sale, at market value
       (amortized cost $646,240,539 in 1997 and $591,859,469      663,733,929       610,324,605
       in 1996)
     Equity Securities, at market (cost $57,862,576
       in 1997 and $59,763,634 in 1996)                           106,402,644        96,007,650
     Mortgage Loans on Real Estate                                    691,951           826,480
     Investment Real Estate (net of accumulated
       depreciation of $1,440,935 in 1997 and
       $1,356,829 in 1996)                                          1,775,442         1,855,972
     Policy Loans                                                  33,737,596        31,680,254
     Other Long-term Investments                                   98,889,652       102,297,440
     Short-term Investments                                        30,244,297        40,206,951
-----------------------------------------------------------------------------------------------
       Total Investments                                          937,725,821       886,017,316
  Cash                                                              2,042,019         4,424,123
  Accrued Investment Income                                        11,080,555        10,032,275
  Accounts Receivable                                              11,397,207         9,498,914
  Reinsurance Balances Receivable                                     864,675         1,689,654
  Due from Affiliates                                               4,886,694         2,709,492
  Deferred Policy Acquisition Costs                               104,741,059       100,094,079
  Other Assets                                                      4,312,630         4,864,302
-----------------------------------------------------------------------------------------------
        Total Assets                                           $1,077,050,660    $1,019,330,155
===============================================================================================

Liabilities
  Policy Liabilities and Accruals                              $  477,047,422    $  442,878,500
  Unearned Premiums                                                98,398,412        92,945,366
  Dividends to Policyholders                                        8,994,857         8,988,574
  Premium Deposit and Retirement Deposit Funds                      6,612,380         6,925,786
  Deferred Income Taxes                                            27,952,056        24,686,336
  Other Liabilities                                                30,907,778        32,974,237
  Commercial Paper                                                 65,405,011        73,580,963
  Notes Payable                                                     2,094,917         2,209,958
  Notes Payable to Affiliates                                      11,396,263        10,828,626
-----------------------------------------------------------------------------------------------
        Total Liabilities                                         728,809,096       696,018,346
-----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  40,786,712                                      41,891,512        41,891,512
  Capital in Excess of Par Value                                   21,281,323        21,281,323
  Net Unrealized Investment Gains
     (Less applicable deferred income taxes)                       41,737,034        33,926,747
  Retained Earnings                                               247,959,365       230,839,897
  Treasury Stock: at cost (1,104,800 shares)                       (4,627,670)       (4,627,670)
-----------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                348,241,564       323,311,809
-----------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity                                   $1,077,050,660    $1,019,330,155
===============================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                                             Six Months Ended            Three Months Ended
                                                                 June 30,                    June 30,
                                                      ---------------------------    -------------------------
                                                           1997           1996           1997          1996
                                                      ---------------------------    -------------------------
Revenues
  Premiums and Policy Charges                         $182,724,322   $165,689,053    $92,240,084   $82,728,834
  Net Investment Income                                 27,916,606     26,473,943     13,917,544    13,006,480
  Realized Investment Gains                              5,218,026      2,849,094      1,962,958     2,797,356
  Other Income                                           1,128,702      1,049,841        578,314       594,684
---------------------------------------------------------------------------------    -------------------------
    Total Revenues                                     216,987,656    196,061,931    108,698,900    99,127,354
---------------------------------------------------------------------------------    -------------------------

Benefits and Expenses
  Benefits & Settlement Expenses                       134,096,397    140,370,897     66,449,972    63,287,126
  Dividends to Policyholders                             1,688,054      1,654,804        807,859       797,079
  Amortization of Deferred Policy
    Acquisition Costs                                   27,660,005     24,557,914     13,916,568    12,699,419
  Other Operating Expenses                              14,778,108     14,783,185      7,697,800     6,938,027
---------------------------------------------------------------------------------    -------------------------
    Total Expenses                                     178,222,564    181,366,800     88,872,199    83,721,651
---------------------------------------------------------------------------------    -------------------------


Income Before Provision for Income Taxes                38,765,092     14,695,131     19,826,701    15,405,703

Provision for Income Taxes                              12,018,172      3,956,483      6,134,028     4,609,439
---------------------------------------------------------------------------------    -------------------------

    Net Income                                         $26,746,920    $10,738,648    $13,692,673   $10,796,264
=================================================================================    =========================


Net Income Per Share                                   $      0.66    $      0.26    $      0.34   $      0.26

=================================================================================    =========================

Operating Income                                       $23,355,203     $8,886,737    $12,416,750    $8,977,983


Operating Income Per Share                             $      0.57     $     0.22    $      0.30    $     0.22


=================================================================================    =========================

Dividends Per Share                                    $    0.1975     $   0.1925    $      0.10    $   0.0975

=================================================================================    =========================

Average Shares Outstanding                              40,786,712     40,786,409     40,786,712    40,786,712

=================================================================================    =========================



The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                       --------------------------
                                                          1997           1996
                                                       --------------------------
Cash Flows From Operating Activities:
  Net Income                                           $26,746,920    $10,738,648

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                  (32,370,604)   (29,440,110)
    Amortization of Deferred Policy Acquisition Costs   27,660,005     24,557,914
    Depreciation and Amortization                        2,247,377      2,272,366
    Provision for Deferred Taxes                           820,816        231,219
    Interest on Policyholders' Funds                     7,075,095      5,947,279
    Net Realized Investment Gains                       (5,218,026)    (2,849,094)
    Other                                               (1,369,668)       603,637
    Changes in Operating Assets and Liabilities:
      Increase in Accrued Investment Income             (1,048,280)      (657,282)
      Decrease in Accounts Receivable                    1,672,617      7,537,525
      Decrease in Reinsurance Balances Receivable          824,979        876,840
      Increase in Amounts Due From Affiliates           (2,177,202)    (2,659,837)
      Decrease in Amounts Due to Affiliates                            (6,135,599)
      Decrease (Increase) in Other Assets                  551,672       (108,974)
      Increase in Liability for Policy Reserves          9,493,724      6,730,351
      Increase in Liability for Unearned Premiums        5,453,046      5,331,920
      Decrease in Amounts Held for Others                 (307,123)      (607,908)
      Increase in Other Liabilities                        451,182      1,727,420
                                                       -----------    -----------
       Net Cash Provided by Operating Activities        40,506,530     24,096,315
                                                       -----------    -----------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities
       Held for Investment                                 308,824        577,165
    Maturities and Redemptions of Fixed Maturities
       Available for Sale                               18,261,965     25,291,799
    Maturities and Redemptions of Other Investments     48,556,224     40,616,749
    Sales of Fixed Maturities Available for Sale         4,327,188     36,310,801
    Sales of Other Investments                          29,324,921     30,709,861
    Purchase of Fixed Maturities Available for Sale    (76,242,694)   (94,584,840)
    Purchase of Other Investments                      (74,172,184)   (69,412,234)
    Net Decrease in Short-term Investments               9,766,677     10,560,255
    Net Decrease (Increase) in Receivable/Payable on
       Securities                                       (5,229,854)     5,159,804
                                                       -----------    -----------
       Net Cash Used in Investing Activities           (45,098,933)   (14,770,640)
                                                       -----------    -----------

Cash Flows From Financing Activities:
    Decrease in Commercial Paper                        (8,175,952)    (5,017,833)
    Decrease in Notes Payable                             (115,041)      (110,310)
    Increase in Notes Payable to Affiliates                567,637        604,965
    Stockholder Dividends Paid                          (8,055,375)    (7,850,586)
    Proceeds from Exercise of Stock Options                                 9,400
    Deposits of Policyholders' Funds                    34,870,162     20,209,489
    Withdrawal of Policyholders' Funds                 (16,881,132)   (13,490,608)
                                                       -----------    -----------
       Net Cash Provided by (Used in) Financing
           Activities                                    2,210,299     (5,645,483)
                                                       -----------    -----------
Net Increase (Decrease) in Cash                         (2,382,104)     3,680,192
Cash - Beginning of Period                               4,424,123      1,326,285
                                                       -----------    -----------
Cash - End of Period                                    $2,042,019     $5,006,477
                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid as of June 30 for:
    Interest                                            $2,491,623     $4,561,905
    Income Taxes                                       $12,661,566     $2,266,000


The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1996. The results of operations for the three month and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to June 30, 1997 classifications and descriptions.

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

     Various legal proceedings arising in the normal course of business with
policyholders and agents were in process at June 30, 1997.   These legal
proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these given cases is not possible to predict. Although the Alfa Insurance Group including Alfa Corporation and its subsidiaries have such legal proceedings filed against it in which punitive damages are sought, to date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider the contingent liabilities which might arise from pending litigation to be material in relation to the financial position, result of operations, or cash flows of the Company. Management's opinion is based upon the company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the company has substantial business, the frequency of large punitive damage awards, bearing little or no relation to the actual damages awarded by juries, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the six months and three months ended June 30, 1997 and 1996:

                                           SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------   -----------------------------------
                                          1997          1996      % CHANGE     1997         1996       % CHANGE
                                     --------------------------------------   -----------------------------------
                                                  (in thousands, except share and per share data)

Premiums and Policy Charges            $182,724      $165,689         10%   $ 92,240       $82,729         11%
                                    =====================================  ===================================

Net Investment income                  $ 27,917      $ 26,474          5%   $ 13,918       $13,006          7%
                                    =====================================  ===================================

Total Revenues                         $216,988      $196,062         11%   $108,699       $99,127         10%
                                    =====================================  ===================================

NET INCOME
   Insurance operations                $ 23,401      $  8,382        179%   $ 12,554       $ 8,789         43%
   Noninsurance operations                1,448         1,386          4%        680           784        (13%)
   Net realized investment gains          3,392         1,852         83%      1,276         1,818        (30%)
   Corporate expenses                    (1,494)         (881)       (70%)      (817)         (595)       (37%)
                                    -------------------------------------  -----------------------------------
         Net income                    $ 26,747      $ 10,739        149%   $ 13,693       $10,796         27%
                                    =====================================  ===================================

         Net income per share          $   0.66      $   0.26        149%   $   0.34       $  0.26         27%
                                    =====================================  ===================================

Weighted average
  shares outstanding                 40,786,712    40,786,409             40,786,712    40,786,712
                                     ========================             ========================


     Total premiums and policy charges increased 10% in the first half of 1997 and 11% in the second quarter due primarily to growth in property casualty business. Net investment income increased 5% over the first half of 1996 and 7% in the second quarter while invested assets have grown 5.8% since December 31, 1996 resulting from positive cash flows.

     The increase in the Company's net income in the first half and in the second quarter of 1997 is due primarily to improved operating results in the property and casualty business. The favorable year to date comparison is also due to a net loss in the first quarter of 1996 as a result of catastrophic storm activity. Life insurance and noninsurance operations, primarily the consumer finance subsidiary, also had improved results in the first half of 1997. Realized investment gains declined in the second quarter, but have increased significantly year to date. Such gains, primarily from sales of equity securities, are the result of market conditions and can fluctuate from period to period.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the six months and three months ended June 30, 1997 and 1996:

                                     SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                 -------------------------------   -------------------------------
                                    1997        1996    % CHANGE     1997       1996     % CHANGE
                                 -------------------------------   -------------------------------
                                                           (in thousands)


Earned Premiums
 Personal lines                  $155,701    $143,055       9%    $78,497   $72,189         9%
 Commercial lines                   5,798       5,550       5%      2,918     2,802         4%
 Pools, associations and fees       2,014       1,936       4%      1,006       962         5%
 Reinsurance ceded                   (593)     (4,096)    (86%)      (329)   (2,039)      (84%)
                                 -----------------------------    -----------------------------

  Total                          $162,920    $146,445      11%    $82,092   $73,914        11%
                                 =============================    ===========================

Net underwriting income (loss)   $ 11,795    $ (9,260)    227%    $ 6,715   $ 1,570       328%
                                 =============================    ===========================

Underwriting margin                   7.2%       (6.3%)               8.2%      2.1%
                                 ====================                 =============

Operating Income                 $ 16,397    $  1,713     857%    $ 8,733   $ 5,127        70%
                                 ============================     ===========================


     Earned premiums increased 11% in both the second quarter and first half of 1997 due to an increase in new business and a low lapse ratio of 3.9%. Rate increases also positively impacted the growth rate. Another significant factor positively affecting the growth rate was the reduction in the cost of reinsurance. As a result of the Company's new catastrophe protection program, the exposure to losses from significant weather events has been lessened for Alfa Corporation, reducing the need for and amount of reinsurance protection, and allowing the reinsurance buying decision to be made on a group basis for the entire pool. This reduction also had a similar positive impact on operating earnings for the periods shown. A similar positive impact is expected in the second half of 1997.

     The operating results in both the first half and second quarter of 1997 were profitable. The underwriting margins of 7.2% and 8.2%, respectively are the result of improved loss ratios of 66.2% for the first half of 1997 and 64.5% in the second quarter compared to loss ratios of 80% and 71% in the first half and second quarter of 1996. In addition to improved non storm loss ratios, in the first quarter of 1996 catastrophic storm activity produced significant claims resulting in a higher loss ratio and a net underwriting loss and net operating loss, only the second such quarterly loss in the Company's history.

     Claims from snow and ice in February 1996 and tornados in March 1996 combined to produce losses estimated at June 30, 1996 to be $26.6 million for the entire Alfa Group pool, which included $3.6 million development in the second quarter of 1996. After taxes, the impact in the first half of 1996 on Alfa Corporation was approximately $11.2 million, or $0.28 per share.

     The expense ratios are 26.5% and 27.4% in the first half and second quarter of 1997, respectively, compared to 26.8% for both similar periods in 1996. The Company's expense focus has had a positive impact on results, however, higher expenses were incurred in the second quarter of 1997 due to technology expenditures that are ongoing.

      Investment income in the property casualty subsidiaries increased 4.5% in the first half of 1997 and 6.4% in the second quarter. Continued positive cash flow has increased invested assets which has increased investment income.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the six months and three months ended June 30, 1997 and 1996:

                                             SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                           ----------------------------  ----------------------------
                                             1997     1996     % CHANGE    1997     1996    % CHANGE
                                           ----------------------------  ----------------------------
                                                                 (in thousands)

Premiums and Policy Charges
 Universal life policy charges             $ 7,036  $ 4,858        45%   $ 3,232  $2,466       31%
 Interest sensitive life policy charges      4,647    4,238        10%     2,342   2,190        7%
 Traditional life insurance premiums         8,122   10,148       (20%)    4,575   4,159       10%
                                           ----------------------------  -------------------------

  Total                                    $19,805  $19,244         3%   $10,149  $8,815       15%
                                           ============================  =========================

Operating Income                           $ 7,004  $ 6,669         5%   $ 3,821  $3,662        4%
                                           ============================  =========================

     The Company's life insurance premiums and policy charges increased 3% in the first half of 1997 and 15% in the second quarter. The reduction and elimination of group term business in 1997 is impacting the growth rates. Such business, which was comprised of life insurance provided to the Alfa Group's employees, totaled approximately $1.6 million in 1996. The Alfa Group now uses corporate owned life insurance utilizing the Company's universal life policy. The policy charges that result will partially offset the reduction in group premium revenue, which is the primary reason for the 45% and 31% increases in such revenues for the first half and second quarter shown in the above table. Although these changes will affect premium revenue growth rates, it is not expected to have a material impact on earnings in 1997. Both the Company and the Alfa Group believe the new program will be mutually beneficial to results in the future.

     Excluding the impact on premiums from such business, the premium growth rates are 15.4% for the first half of 1997 and 16.5% in the second quarter. New business premium increased 7.6% for the period, primarily from sales of universal life policies. The persistency rate remained high at 92.5%.

      Life insurance operating income increased approximately 5% in the first half of 1997 and 4% in the second quarter. Mortality was 92% and 93% of expected in the respective periods, much higher than the similar periods in 1996
which had mortality rates of 79% and 70% of expected.   Net investment income
increased 7.9% in the first half of 1997 and 10.7% in the second quarter compared to the same period in 1996 due to positive cash flows which increased invested assets.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings increased 5% in the first half of 1997 but declined 13% in the second quarter. The second quarter decline is due primarily to a 14.5% decrease in operating earnings in the consumer finance subsidiary. The loan portfolio has declined 13% since June 30, 1996 to $59.8 million at June 30, 1997 and the interest margin declined 57 basis points due to higher cost of funds rates. The construction subsidiary has had a modest increase in earnings while the real estate sales subsidiary's earnings have declined due to lower residential sales activity.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first six months of 1997 was approximately $889,000 compared to approximately $896,000 for the similar period in 1996. However, corporate expense is higher comparatively in 1997 due to the income tax benefit in the first quarter of 1996 related to that period's operating loss. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 1997 and 1996:

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 -------------------
                                                                                   1997      1996
                                                                                 -------------------
Increase (decrease) in cash flow from operations since June 30, 1996 and 1995       68.1%    (15.7%)
Increase (decrease) in invested assets since January 1, 1997 and 1996                5.8%     (0.9%)
Investment yield rate (annualized)                                                   7.0%      7.2%
Increase in net investment income since June 30, 1996 and 1995                       5.5%      7.8%


     Positive cash flow from operations increased 68.1% in the first half of 1997 due primarily to improved cash flow in the Company's property casualty subsidiaries. Positive cash flow has increased invested assets 5.8% since December 31, 1996 and 12.5% since June 30, 1996. The higher level of invested assets has increased net investment income by 5.5%. The growth rate in net investment income was lower than the growth in invested assets due to the prior year impact of a special one time dividend and a partnership distribution, both received in the first quarter of 1996. Positive cash flow from operations declined 15.7% in the first half of 1996 due to significant storm losses that negatively affected income and cash flow. The Company had net realized investment gains of approximately $5.2 million in the first six months of 1997 and $2.8 in the similar period in 1996. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at June 30, 1997 and December 31, 1996:

                                                    JUNE 30,   DECEMBER 31,
                                                   ------------------------
                                                     1997         1996
                                                   ------------------------

      Fixed maturities
        Taxable
          Mortgage backed (CMO's)                     29.6%          30.2%
          Corporate bonds                             30.6%          29.1%
                                                     --------------------
            Total taxable                             60.2%          59.3%
        Tax exempts                                   10.9%           9.9%
                                                     --------------------
          Total fixed maturities                      71.1%          69.2%
                                                     --------------------
      Equity securities                               11.4%          10.8%
      Mortgage loans                                   0.1%           0.1%
      Real estate                                      0.2%           0.2%
      Policy loans                                     3.6%           3.6%
      Other long term investments                     10.5%          11.6%
      Short term investments                           3.1%           4.5%
                                                     --------------------
                                                     100.0%         100.0%
                                                     ====================


     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, new cash flows have been invested in corporate bonds and equities. The remaining portfolio mix has been relatively stable with slight changes due to market value changes in equities and from maturing mortgage backed securities. The consumer loan portfolio has declined which has reduced other long term investments.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 1997 and December 31, 1996:

                                                  JUNE 30,   DECEMBER 31,
                                                 ------------------------
                                                    1997         1996
                                                 ------------------------
      RATING
      ------
      AAA to A-                                     87.5%          87.7%
      BBB+ to BBB-                                  11.9%          11.6%
      BB+ and Below (Below investment grade)         0.6%           0.7%
                                                   --------------------
                                                   100.0%         100.0%
                                                   ====================


     One hundred percent of the fixed maturity portfolio was rated by an outside
rating service. No securities were rated by Company management.   The Company
considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at June 30, 1997 and December 31, 1996:


                                       JUNE 30,                DECEMBER 31,
                                --------------------------------------------------
                                              % OF                       % OF
                                            STATUTORY                  STATUTORY
                                   1997      SURPLUS        1996        SURPLUS
                                -------------------------------------------------

High-yield fixed maturities:
  Amortized value               $3,499,332      1.3%     $3,490,866       1.4%
  Carrying value (market)       $3,781,632      1.4%     $3,656,750       1.5%
  Unrealized gain               $  282,300      0.1%     $  165,884       0.1%

     During the first half of 1997 the Company did not dispose of any high yield debt securities. However, the Company wrote down one equity security totaling $156,668 whose decline in value was deemed to be other than temporary. At June 30, 1997 and December 31, 1996, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:

                                        JUNE 30,                 DECEMBER 31,
                                  -----------------------------------------------
                                               % OF                        % OF
                                             STATUTORY                  STATUTORY
                                     1997     SURPLUS          1996      SURPLUS
                                  -----------------------------------------------
Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)         $7,510,711    2.8%        $8,243,223     3.3%
  Cost                            $6,778,733    2.5%        $7,587,555     3.1%
  Unrealized gain                 $  731,978    0.3%        $  655,668     0.3%


     During the first half of 1997, the Company sold approximately $4.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $75,182. At June 30, 1997, approximately 41.6% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At June 30, 1997 the Company's total portfolio of fixed maturities had gross unrealized gains of $21,873,227 and gross unrealized losses of $4,229,755. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. At June 30, 1997 the delinquency ratio on the portfolio was 2.21%. Loans charged off in the first half of 1997 totaled $271,014 or 0.5% of the outstanding loan balance. At June 30, 1997, the Company maintained an allowance for loan losses of $592,021 or approximately 1.1% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.

INCOME TAXES
------------

     The increase in income tax expense in the first half of 1997 is the result of the increase in income before provision for income taxes, which improved over $24 million due to improved operating results and due to the impact of storms in the prior year's first quarter. The effective tax rate in the first half of 1997 was 31.0% compared to 29.8% for the full year 1996 and 29.9% for the second quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996 and 75,000 options on February 18, 1997. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At June 30, 1997, there had been 800 options exercised, 892,588 options were exercisable and 50,000 had been cancelled leaving 951,600 options available for grant under the plan.

     Total short term debt decreased $7.7 million in the first half of 1997 to $78.9 million. At June 30, 1997 the Company had approximately $65.4 million in commercial paper at rates ranging from 5.61% to 5.62% with maturities ranging from July 7, 1997 to July 16, 1997. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $100 million. In addition, the Company had $11.4 million in short-term debt outstanding to affiliates with interest equal to commercial paper rates payable monthly and $2.1 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $5.5 million in the first half of 1997 and $5.4 million for the first six months of 1996. This level of surrenders is within the Company's pricing expectations and historical persistency rates and policy termination rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 1997 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $253.4 million.

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

                                       ALFA CORPORATION



Date      8/14/97                      By:  /s/  Goodwin L. Myrick
    ------------------                    -----------------------------
                                          Goodwin L. Myrick
                                          President



Date      8/14/97                     By:   /s/  Donald Price
    ------------------                   ------------------------------
                                         Donald Price
                                         Senior Vice President, Finance
                                         (Chief Financial Officer)



Date      8/14/97                     By:   /s/   John Holley
    ------------------                   ------------------------------
                                         John Holley
                                         Vice President and Controller
                                         (Chief Accounting Officer)