Form 10-Q
period 1997-09-30
ALFA CORP
filed 1997-11-13
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1997  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           063-0838024
            --------                                           -----------
(State of Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                              Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:    P. O Box 11000, Montgomery, Alabama   36191-0001)
------    -------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                           (334) 288-3900
                                                              --------------


           None
----------------------------------

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

                               Yes     X     No
                                    -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


           Class                            Outstanding September 30, 1997
-----------------------------              --------------------------------
Common Stock, $1.00 par value                      40,786,712 shares

                                ALFA CORPORATION

                                     INDEX

Part I.    Financial Information                                      Page No.
                                                                      --------
           (Condensed Consolidated Unaudited)

   Item 1.   Financial Statements

           Balance Sheets -- September 30, 1997 and
           December 31, 1996                                             3

           Statements of Income, Nine Months  and Three Months
           ended September 30, 1997 and 1996                             4

           Statements of Cash Flows, Nine Months
           ended September 30, 1997 and 1996                             5


           Notes to Financial Statements                                 6

   Item 2.

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8

Part II.   Other Information                                            16

   Item 6.

           Exhibits and Reports on Form 8-K                             16

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                        September 30,        December 31,
                                                                        ----------------------------------
                                                                             1997               1996
                                                                        ----------------------------------
                                                                         (Unaudited)
Assets
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $2,261,726 in 1997 and $2,998,688 in 1996)         $    2,111,886      $    2,817,964
     Fixed Maturities Available for Sale, at market value
       (amortized cost $672,975,043 in 1997 and $591,859,469 in 1996)      699,740,706         610,324,605
     Equity Securities, at market (cost $57,753,842
       in 1997 and $59,763,634 in 1996)                                    113,189,251          96,007,650
     Mortgage Loans on Real Estate                                             614,837             826,480
     Investment Real Estate (net of accumulated
       depreciation of $1,477,514 in 1997 and
       $1,356,829 in 1996)                                                   1,758,525           1,855,972
     Policy Loans                                                           34,583,125          31,680,254
     Other Long-term Investments                                            97,576,790         102,297,440
     Short-term Investments                                                 32,089,585          40,206,951
----------------------------------------------------------------------------------------------------------
       Total Investments                                                   981,664,705         886,017,316
  Cash                                                                       1,226,986           4,424,123
  Accrued Investment Income                                                 10,803,347          10,032,275
  Accounts Receivable                                                        8,470,596           9,498,914
  Reinsurance Balances Receivable                                              950,150           1,689,654
  Due from Affiliates                                                        5,843,233           2,709,492
  Deferred Policy Acquisition Costs                                        105,383,698         100,094,079
  Other Assets                                                               4,376,586           4,864,302
----------------------------------------------------------------------------------------------------------
        Total Assets                                                    $1,118,719,301      $1,019,330,155
==========================================================================================================

Liabilities
  Policy Liabilities and Accruals                                         $489,436,699        $442,878,500
  Unearned Premiums                                                        101,228,448          92,945,366
  Dividends to Policyholders                                                 9,001,380           8,988,574
  Premium Deposit and Retirement Deposit Funds                               6,571,736           6,925,786
  Deferred Income Taxes                                                     34,340,110          24,686,336
  Other Liabilities                                                         33,752,202          32,974,237
  Commercial Paper                                                          63,118,262          73,580,963
  Notes Payable                                                              2,056,177           2,209,958
  Notes Payable to Affiliates                                               11,128,502          10,828,626
----------------------------------------------------------------------------------------------------------
        Total Liabilities                                                  750,633,516         696,018,346
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  40,786,712                                               41,891,512          41,891,512
  Capital in Excess of Par Value                                            21,281,323          21,281,323
  Net Unrealized Investment Gains
     (Less applicable deferred income taxes)                                50,465,102          33,926,747
  Retained Earnings                                                        259,075,518         230,839,897
  Treasury Stock: at cost (1,104,800 shares)                                (4,627,670)         (4,627,670)
----------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                         368,085,785         323,311,809
----------------------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity                                            $1,118,719,301      $1,019,330,155
==========================================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                              ALFA CORPORATION
                                    CONSOLIDATED CONDENSED UNAUDITED
                                           STATEMENTS OF INCOME

                                                           Nine Months Ended            Three Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   --------------------------
                                                           1997           1996          1997       1996
                                                      ---------------------------   --------------------------
Revenues
  Premiums and Policy Charges                         $276,643,529   $250,149,744   $ 93,919,207  $ 84,460,691
  Net Investment Income                                 42,432,029     40,433,481     14,515,423    13,959,538
  Realized Investment Gains                              6,116,996      5,207,103        898,970     2,358,009
  Other Income                                           1,561,290      1,615,408        432,588       565,567
---------------------------------------------------------------------------------   --------------------------
    Total Revenues                                     326,753,844    297,405,736    109,766,188   101,343,805
---------------------------------------------------------------------------------   --------------------------

Benefits and Expenses
  Benefits & Settlement Expenses                       200,500,912    202,720,199     66,404,515    62,349,302
  Dividends to Policyholders                             2,476,365      2,426,524        788,311       771,720
  Amortization of Deferred Policy
    Acquisition Costs                                   41,709,622     37,574,852     14,049,617    13,016,938
  Other Operating Expenses                              23,120,546     22,077,872      8,342,438     7,294,687
---------------------------------------------------------------------------------   --------------------------

    Total Expenses                                     267,807,445    264,799,447     89,584,881    83,432,647
---------------------------------------------------------------------------------   --------------------------


Income Before Provision for Income Taxes                58,946,399     32,606,289     20,181,307    17,911,158

Provision for Income Taxes                              18,546,209      9,583,435      6,528,037     5,626,952
---------------------------------------------------------------------------------   --------------------------

    Net Income                                         $40,400,190    $23,022,854   $ 13,653,270  $ 12,284,206
=================================================================================   ==========================

Net Income Per Share                                         $0.99          $0.56          $0.33         $0.30

=================================================================================   ==========================

Operating Income                                       $36,424,143    $19,638,237   $ 13,068,940  $ 10,751,500

Operating Income Per Share                                   $0.89          $0.48          $0.32         $0.26

=================================================================================   ==========================

Dividends Per Share                                        $0.2975          $0.29          $0.10       $0.0975

=================================================================================   ==========================

Average Shares Outstanding                              40,786,712     40,786,511     40,786,712    40,786,712

=================================================================================   ==========================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                              1997             1996
                                                                         -------------------------------
Cash Flows From Operating Activities:
  Net Income                                                             $  40,400,190     $  23,022,854

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                      (48,327,277)      (44,766,601)
    Amortization of Deferred Policy Acquisition Costs                       41,709,622        37,574,852
    Depreciation and Amortization                                            3,294,024         3,174,811
    Provision for Deferred Taxes                                             1,559,564           966,209
    Interest on Policyholders' Funds                                        10,695,930         9,059,615
    Net Realized Investment Gains                                           (6,116,996)       (5,207,103)
    Other                                                                     (137,425)          972,872
    Changes in Operating Assets and Liabilities:
      Increase in Accrued Investment Income                                   (771,072)         (419,817)
      Decrease in Accounts Receivable                                        1,110,743         6,672,198
      Decrease in Reinsurance Balances Receivable                              739,504         3,552,622
      Increase in Amounts Due From Affiliates                               (3,133,741)       (4,266,735)
      Decrease in Amounts Due to Affiliates                                                   (6,135,599)
      Decrease (Increase) in Other Assets                                      487,716          (394,366)
      Increase in Liability for Policy Reserves                             14,851,249         6,175,917
      Increase in Liability for Unearned Premiums                            8,283,082         9,799,152
      Decrease in Amounts Held for Others                                     (341,244)         (707,290)
      Increase in Other Liabilities                                          1,164,698         8,064,970
                                                                         -------------     -------------
       Net Cash Provided by Operating Activities                            65,468,567        47,138,561
                                                                         -------------     -------------
Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment         448,444           767,841
    Maturities and Redemptions of Fixed Maturities Available for Sale       37,752,602        32,873,057
    Maturities and Redemptions of Other Investments                         73,282,528        64,036,163
    Sales of Fixed Maturities Available for Sale                            16,095,815        35,503,696
    Sales of Other Investments                                              36,633,749        42,763,041
    Purchase of Fixed Maturities Available for Sale                       (133,336,369)     (127,620,504)
    Purchase of Other Investments                                         (105,829,477)      (87,839,229)
    Net Decrease in Short-term Investments                                   7,906,027         3,609,605
    Net Decrease in Receivable/Payable on Securities                           542,907         2,192,700
                                                                         -------------     -------------
       Net Cash Used in Investing Activities                               (66,503,774)      (33,713,630)
                                                                         -------------     -------------
Cash Flows From Financing Activities:
    Decrease in Commercial Paper                                           (10,462,701)       (7,073,691)
    Decrease in Notes Payable                                                 (153,781)          (56,717)
    Increase in Notes Payable to Affiliates                                    299,876           222,836
    Stockholder Dividends Paid                                             (12,134,046)      (11,826,510)
    Proceeds from Exercise of Stock Options                                                        9,400
    Deposits of Policyholders' Funds                                        45,260,846        30,379,780
    Withdrawal of Policyholders' Funds                                     (24,972,124)      (20,541,141)
                                                                         -------------     -------------
       Net Cash Used in Financing Activities                                (2,161,930)       (8,886,043)
                                                                         -------------     -------------
Net Increase (Decrease) in Cash                                             (3,197,137)        4,538,888
Cash - Beginning of Period                                                   4,424,123         1,326,285
                                                                         -------------     -------------
Cash - End of Period                                                     $   1,226,986     $   5,865,173
                                                                         =============     =============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of September 30 for:
    Interest                                                             $   3,486,249     $   4,150,046
    Income Taxes                                                         $  17,490,566     $   4,182,000

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1996. The results of operations for the three month and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to September 30, 1997 classifications and descriptions.

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

     Various legal proceedings arising in the normal course of business with
policyholders and agents were in process at September 30, 1997.   These legal
proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these given cases is not possible to predict. Although the Alfa Insurance Group including Alfa Corporation and its subsidiaries have such legal proceedings filed against it in which punitive damages are sought, to date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Based upon information presently available, applicable law and the defenses available to Alfa Corporation and its subsidiaries, management does not consider the contingent liabilities which might arise from pending litigation to be material in relation to the financial position, result of operations, or cash flows of the Company. Management's opinion is based upon the company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the company has substantial business, the frequency of large punitive damage awards, bearing little or no relation to the actual damages awarded by juries, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the nine months and three months ended September 30, 1997 and 1996:

                                       NINE MONTHS ENDED SEPTEMBER 30,      THREE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------   --------------------------------

                                        1997          1996       % CHANGE     1997       1996      % CHANGE
                                    ------------  ------------  ----------  ---------  ---------  ----------
                                                (in thousands, except share and per share data)

Premiums and Policy Charges         $   276,644   $   250,150         11%   $ 93,919    $ 84,461         11%
                                    ===========   ===========         ==    ========    ========        ===

Net Investment income               $    42,432   $    40,433          5%   $ 14,515    $ 13,960          4%
                                    ===========   ===========         ==    ========    ========        ===

Total Revenues                      $   326,754   $   297,406         10%   $109,766    $101,344          8%
                                    ===========   ===========         ==    ========    ========        ===

NET INCOME
   Insurance operations             $    36,654   $    19,558         87%   $ 13,253    $ 11,176         19%
   Noninsurance operations                2,024         2,229         (9%)       576         843        (32%)
   Net realized investment gains          3,976         3,385         17%        584       1,533        (62%)
   Corporate expenses                    (2,254)       (2,149)         5%       (760)     (1,268)       (40%)
                                    -----------   -----------         --    --------    --------        ---
         Net income                 $    40,400   $    23,023         75%   $ 13,653    $ 12,284         11%
                                    ===========   ===========         ==    ========    ========        ===

         Net income per share             $0.99         $0.56         75%      $0.33       $0.30         11%
                                    ===========   ===========         ==    ========    ========        ===

Weighted average
  shares outstanding                 40,786,712    40,786,511             40,786,712  40,786,712
                                    ===========   ===========             ==========  ==========


     Total premiums and policy charges increased 11% in the first nine months of 1997 and 11% in the third quarter due primarily to growth in property casualty business. Net investment income increased 5% over the first nine months of 1996 and 4% in the third quarter while invested assets have grown 11% since December 31, 1996 resulting from positive cash flows.

     The increase in the Company's net income in the first nine months and in the third quarter of 1997 is due primarily to improved operating results in the property and casualty business. The favorable year to date comparison is also due to a net loss in the first quarter of 1996 as a result of catastrophic storm activity. Life insurance operations also had improved results for the first nine months of 1997. Realized investment gains declined in the second and third quarters, but have increased 17% year to date. Such gains, primarily from sales of equity securities in the first quarter, are the result of market conditions and can fluctuate from period to period.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the nine months and three months ended September 30, 1997 and 1996:

                                      NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------------  --------------------------------
                                    1997              1996       % CHANGE     1997       1996      % CHANGE
                                -------------    -------------  ----------  ---------  ---------   ---------
                                                              (in thousands)

Earned Premiums
 Personal lines                    $235,277         $216,629        8.6%    $79,576    $73,574        8.2%
 Commercial lines                     8,758            8,367        4.7%      2,960      2,817        5.1%
 Pools, associations and
  fees                                3,006            2,911        3.3%        993        976        1.8%
 Reinsurance ceded                     (872)          (6,430)     (86.4%)      (279)    (2,334)     (88.0%)
                                   --------         --------      -----     -------    -------      -----

  Total                            $246,169         $221,477       11.1%    $83,250    $75,032       11.0%
                                   ========         ========      =====     =======    =======      =====

Net underwriting income
 (loss)                            $ 18,816         $ (6,130)     407.0%    $ 7,021    $ 3,130      124.3%
                                   ========         ========      =====     =======    =======      =====

Underwriting margin                     7.6%           (2.8%)                   8.4%       4.2%
                                   ========            =====                =======      =====

Operating Income                   $ 25,399         $  8,520        198%    $ 9,053    $ 6,823         33%
                                   ========         ========      =====     =======    =======      =====


     Earned premiums increased 11% in both the third quarter and first nine months of 1997 due to an increase in new business and a low lapse ratio of 3.9%. Rate increases also positively impacted the growth rate. Another significant factor positively affecting the growth rate was the reduction in the cost of reinsurance. As a result of the Company's new catastrophe protection program, the exposure to losses from significant weather events has been lessened for Alfa Corporation, reducing the need for and amount of reinsurance protection, and allowing the reinsurance buying decision to be made on a group basis for the entire pool. This reduction also had a similar positive impact on operating earnings for the periods shown. A similar positive impact is expected in the fourth quarter of 1997.

     The operating results in both the first nine months and third quarter of 1997 were profitable. The underwriting margins of 7.6% and 8.4%, respectively are the result of improved loss ratios of 65.9% for the first nine months of 1997 and 65.3% in the third quarter compared to loss ratios of 75.6% and 68.0% in the first nine months and third quarter of 1996. In addition to improved non storm loss ratios, in the first quarter of 1996 catastrophic storm activity produced significant claims resulting in a higher loss ratio and a net underwriting loss and net operating loss, only the second such quarterly loss in the Company's history.

     Claims from snow and ice in February 1996 and tornados in March 1996 combined to produce losses estimated at September 30, 1996 to be $27 million for the entire Alfa Group pool. After taxes, the impact on the first nine months results in 1996 on Alfa Corporation was approximately $11.4 million, or $0.28 per share.

     The expense ratios were 26.5% and 26.3% in the first nine months and third quarter of 1997, respectively, compared to 27.2% and 27.8% for the similar periods in 1996. The Company's expense focus has had a positive impact on results, however, higher expenses were incurred in the second and third quarters of 1997 due to technology expenditures that are ongoing.

      Investment income in the property casualty subsidiaries increased 5.0% in the first nine months of 1997 and 6.0% in the third quarter. Continued positive cash flow has increased invested assets which has increased investment income.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the nine months and three months ended September 30, 1997 and 1996:

                                            NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------    ---------------------------------
                                             1997        1996     % CHANGE       1997        1996    % CHANGE
                                          --------     -------  ----------     -------     ------    --------
                                                                       (in thousands)
Premiums and Policy Charges
 Universal life policy charges              $10,327     $ 7,447        39%      $ 3,291     $2,589       27%
 Interest sensitive life policy charges       6,961       6,467         8%        2,314      2,229        4%
 Traditional life insurance premiums         13,186      14,759       (11%)       5,064      4,611       10%
                                            -------     -------       ---       -------     ------       --

  Total                                     $30,474     $28,673         6%      $10,669     $9,429       13%
                                            =======     =======       ===       =======     ======       ==

Operating Income                            $11,191     $11,017         2%      $ 4,187     $4,348       (4%)
                                            =======     =======       ===       =======     ======       ==

     The Company's life insurance premiums and policy charges increased 6% in the first nine months of 1997 and 13% in the third quarter. The replacement of group term business in 1997 with universal whole life is impacting the growth rates. Such business, which was comprised of life insurance provided to the Alfa Group's employees, totaled approximately $1.6 million in 1996. The Alfa Group now uses corporate owned life insurance utilizing the Company's universal life policy. The policy charges that result will partially offset the reduction in group premium revenue, which is the primary reason for the 39% and 27% increases in such revenues for the first nine months and third quarter shown in the above table. Although these changes will affect premium revenue growth rates, it is not expected to have a material impact on earnings in 1997. Both the Company and the Alfa Group believe the new program will be mutually beneficial to results in the future.

     Excluding the impact on premiums from such business, the premium growth rates are 8.8% for the first nine months of 1997 and 6.0% in the third quarter. New business premium increased 6.4% for the period, primarily from sales of universal life policies. The persistency rate remained high at 92.2%.

      Life insurance operating income increased approximately 2% in the first nine months of 1997 but declined 4% in the third quarter. Mortality was only 86% and 76% of expected in the respective periods, but was much higher than the similar periods in 1996 which had mortality rates of 75% and 68% of expected. Net investment income increased 7.3% in the first nine months of 1997 and 6.2% in the third quarter compared to the same period in 1996 due to positive cash flows which increased invested assets .

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings decreased 9% in the first nine months of 1997 and declined 32% in the third quarter. The third quarter decline is due primarily to a 7.8% decrease in operating earnings in the consumer finance subsidiary. The loan portfolio has declined 11% since September 30, 1996 to $53.2 million at September 30, 1997 and the interest margin declined 35 basis points due to higher cost of funds rates. The construction subsidiary has had a modest increase in earnings while the real estate sales subsidiary's earnings have declined due to lower residential sales activity.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first nine months of 1997 was approximately $1,354,000 compared to approximately $1,351,000 for the similar period in 1996. However, corporate expense is higher comparatively in 1997 due to the income tax benefit in the first quarter of 1996 related to that period's operating loss. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 1997 and 1996:

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     ---------------------
                                                                                       1997          1996
                                                                                     --------     --------
Increase (decrease) in cash flow from operations since Sept. 30, 1996 and 1995          38.9%      (4.7%)
Increase (decrease) in invested assets since January 1, 1997 and 1996                   10.8%       2.0%
Investment yield rate (annualized)                                                       6.9%       7.2%
Increase in net investment income since September 30, 1996 and 1995                      4.9%       6.6%


    Positive cash flow from operations increased 38.9% in the first nine months of 1997 due primarily to improved cash flow in the Company's property casualty subsidiaries. Positive cash flow has increased invested assets 10.8% since
December 31, 1996 and 14.4%  since September 30, 1996.   The higher level of
invested assets has increased net investment income by 4.9%.   The growth rate
in net investment income was lower than the growth in invested assets due to the prior year impact of a special one time dividend and a partnership distribution, both received in the first quarter of 1996. Positive cash flow from operations declined 4.7% in the first nine months of 1996 due to significant storm losses that negatively affected income and cash flow. The Company had net realized investment gains of approximately $6.1 million in the first nine months of 1997 and $5.2 in the similar period in 1996. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at September 30, 1997 and December 31, 1996:

                                      SEPTEMBER 30,   DECEMBER 31,
                                     --------------  -------------
                                          1997           1996
                                     --------------  -------------

      Fixed maturities
        Taxable
          Mortgage backed (CMO's)             29.7%          30.2%
          Corporate bonds                     30.2%          29.1%
                                             -----          -----
            Total taxable                     59.9%          59.3%
        Tax exempts                           11.6%           9.9%
                                             -----          -----
          Total fixed maturities              71.5%          69.2%
                                             -----          -----
      Equity securities                       11.5%          10.8%
      Mortgage loans                            .1%            .1%
      Real estate                               .2%            .2%
      Policy loans                             3.5%           3.6%
      Other long term investments              9.9%          11.6%
      Short term investments                   3.3%           4.5%
                                             -----          -----
                                             100.0%         100.0%
                                             =====          =====


     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, new cash flows have been invested in taxable and tax-exempt corporate bonds. The remaining portfolio mix has been relatively stable with slight changes due to market value changes in equities and from maturing mortgage backed securities. The consumer loan portfolio has declined which has reduced other long term investments.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 1997 and December 31, 1996:


                                                SEPTEMBER 30,   DECEMBER 31,
                                                --------------  -------------
                                                     1997           1996
                                                --------------  -------------
      RATING
      ------
      AAA to A-                                      87.8%          87.7%
      BBB+ to BBB-                                   11.6%          11.6%
      BB+ and Below (Below investment grade)          0.6%           0.7%
                                                    ------         -----
                                                    100.0%         100.0%
                                                    =====          =====


     One hundred percent of the fixed maturity portfolio was rated by an outside
rating service. No securities were rated by Company management.   The Company
considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     The following is information concerning the Company's portfolio of high yield fixed maturity investments at September 30, 1997 and December 31, 1996:

                                    SEPTEMBER  30,            DECEMBER 31,
                                ---------------------  -------------------------
                                               % OF                     % OF
                                            STATUTORY                STATUTORY
                                   1997      SURPLUS      1996        SURPLUS
                                -----------  --------  ----------  -------------

High-yield fixed maturities:
  Amortized value                $3,363,603   1.2%    $3,490,866       1.4%
  Carrying value (market)        $3,806,468   1.3%    $3,656,750       1.5%
  Unrealized gain                $  442,865   0.2%    $  165,884       0.1%

     During the first nine months of 1997 the Company did not dispose of any high yield debt securities. However, the Company wrote down three equity securities totaling $353,641 whose declines in value were deemed to be other than temporary. At September 30, 1997 and December 31, 1996, there were no nonperforming bonds in the portfolio.

     Included in the Company's portfolio of equity securities are common stocks of issuers of high yield debt instruments. Information concerning this category of equity securities is as follows:

                                      SEPTEMBER 30,            DECEMBER 31,
                             ----------------------------  --------------------
                                                % OF                    % OF
                                              STATUTORY               STATUTORY
                                 1997          SURPLUS        1996     SURPLUS
                             -------------  -------------  ---------- ---------
Equity investments held
in issuers of high-yield
debt securities:
  Carrying value (market)      $14,265,332       5.0%      $8,243,223     3.3%
  Cost                         $ 8,593,597       3.0%      $7,587,555     3.1%
  Unrealized gain              $ 5,671,735       2.0%      $  655,668     0.3%

     During the first nine months of 1997, the Company sold approximately $16.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $674,007 and gross realized losses of $11,736. At September 30, 1997, approximately 41.5% of fixed maturities were mortgage-backed securities. Such securities are comprised of CMO's and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At September 30, 1997 the Company's total portfolio of fixed maturities had gross unrealized gains of $29,235,906 and gross unrealized losses of $2,320,403. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     The Company's investment in other long term investments consists primarily of consumer finance receivables collateralized by automobiles and other property and of assets leased under operating leases. At September 30, 1997 the delinquency ratio on the portfolio was 2.25%. Loans charged off in the first nine months of 1997 totaled $399,617 or 0.7% of the outstanding loan balance. At September 30, 1997, the Company maintained an allowance for loan losses of $583,913 or approximately 1.1% of the outstanding loan balance. The Company's investments in high yield debt securities, mortgage loans and real estate have not had and are not expected to have a material effect on liquidity, capital resources or financial condition.

INCOME TAXES
------------

     The increase in income tax expense in the first nine months of 1997 is the result of the increase in income before provision for income taxes, which increased over $26 million due to improved operating results and due to the impact of storms in the prior year's first quarter. The effective tax rate for the first nine months of 1997 was 31.5% compared to 29.8% for the full year 1996 and 31.4% for the third quarter of 1996.

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

     On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996 and 75,000 options on February 18, 1997. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At September 30, 1997, there had been 800 options exercised, 891,188 options were exercisable and 51,400 had been cancelled leaving 953,000 options available for grant under the plan.

      Total short term debt decreased $10.3 million in the first nine months of
1997 to $76.3 million.   At September 30, 1997 the Company had approximately
$63.1 million in commercial paper at rates ranging from 5.58% to 5.60% with maturities ranging from October 6, 1997 to October 20, 1997. The Company intends to continue to use the commercial paper program to fund its short term needs however, backup lines of credit are in place up to $90 million. In addition, the Company had $11.1 million in short-term debt outstanding to affiliates with interest equal to commercial paper rates payable monthly and $2.1 million outstanding in other short-term debt at a rate of 3.6%.

     Cash surrenders paid to policyholders on a statutory basis totaled $7.9 million in the first nine months of 1997 and $8.0 million for the first nine months of 1996. This level of surrenders is within the Company's pricing expectations and historical persistency rates and policy termination rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that lapses are discouraged. The majority of the policies in force have surrender charges equal to the total policy cash value in the early years which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 1997 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $278.3 million.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
--------------------------------------------

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, and in the 1996 Annual Report. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

                                    ALFA CORPORATION



Date      11/14/97                  By:      /S/  Goodwin L. Myrick
    ------------------------------      --------------------------------------
                                        Goodwin L. Myrick
                                        President



Date      11/14/97                  By:      /S/  Donald Price
    ------------------------------      --------------------------------------
                                        Donald Price
                                        Senior Vice President, Finance
                                        (Chief Financial Officer)



Date      11/14/97                  By:      /S/   John Holley
    ------------------------------      --------------------------------------
                                        John Holley
                                        Vice President and Controller
                                        (Chief Accounting Officer)