Form 10-K
period 1997-12-31
ALFA CORP
filed 1998-03-31
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1997                     Commission File Number 0-11773
---------------------------------------                     ------------------------------
                                   ALFA CORPORATION
                                   ----------------
                 (Exact name of registrant as specified in its charter)

            Delaware                                                            63-0838024
------------------------------------------------------------------------------------------
(State or Other Jurisdiction of                                              (IRS Employer
Incorporation or Organization)                                          Identification No.)

2108 East South Boulevard
P. O Box 11000, Montgomery, Alabama                                             36191-0001
------------------------------------------------------------------------------------------
(Address of principal executive offices)                               (Zip-Code)

Registrant's Telephone Number including Area Code                 (334) 288-3900
                                                 -------------------------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None
     ---------------------------------------------------------------------

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $1.00 per share
     ---------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X     No
                        ------     ------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1998, was $361,509,984.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

      Class                                    Outstanding December 31, 1997
------------------                             -----------------------------
Common Stock, $1.00 par value                       40,789,712 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 1997, and proxy statement for the annual meeting of stockholders to be held April 16, 1998, are incorporated by reference into Part II and Part III.

Total pages included in this filing - 24 pages
Exhibit index - Page IV-2

Part I
------

Item 1.

  Alfa Corporation is a financial services holding company which operates predominantly in the insurance industry through its wholly-owned subsidiaries Alfa Life Insurance Corporation (Life), Alfa Insurance Corporation (AIC), Alfa General Insurance Corporation (AGIC) and Alfa Agency Mississippi, Inc. Other wholly-owned noninsurance subsidiaries include Alfa Financial corporation (Financial), Alfa Investment Corporation, Alfa Builders, Inc. (Builders) and Alfa Realty, Inc. (Realty), which are engaged in consumer financing, leasing, real estate investments, residential and commercial construction and real estate sales.

  Alfa Corporation is affiliated with the Alfa Mutual Companies, which own 50.8% of Alfa Corporation's common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Companies comprise the Alfa Group (Alfa). The Company's common stock is traded on the NASDAQ Stock Market's National Market under the symbol ALFA.

  Alfa Corporation's insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 83.8% of the Company's property and casualty premium income and 74.6% of its total premium income for 1997 was derived from the Company's participation with the Mutual Companies in a Pooling Agreement. The Company entered into the property and casualty insurance Pooling Agreement (the "Pooling Agreement") effective August 1, 1987 with Alfa Mutual Insurance
Company (Mutual),  and other members of the Mutual Group.   The Mutual Group is
a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of
commercial insurance, including church, and businessowner insurance.   Under the
terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. All of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Until September 30, 1994, Mutual retroceded 50% of the pooled premiums, losses, loss adjustment expenses and other underwriting expenses to the Company while retaining 50% of these amounts itself. On October 1, 1994, the Company increased its participation in the
Pooling Agreement.   Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limits Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeds $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Currently, the Company's share of losses exceeding $249 million would be 13%. The change allows the catastrophe reinsurance buying decision to be made on a group basis which benefits each member of the group.

  The Boards of Directors of the Mutual Group and of the Company's property and casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and determined that its implementation did not require its approval.

  A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of the Company and Goodwin Myrick, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts which could arise in the selection of risks to be insured by the participants by making the results of each participant's operations dependent on the results of all of the Pooled Business. Accordingly, the participants should have substantially identical direct underwriting ratios for the Pooled Business as long as the Pooling Agreement remains in effect.

  The participation of the Company in the Pooling Agreement may be changed or terminated without the consent or approval of the shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice. Any such termination, or a change in the Company's allocated share of the Pooled Business, inclusion of riskier business or certain types of reinsurance assumed in the pool, or other changes to the Pooling Agreement, could have a material adverse impact on the Company's earnings. Participants' respective abilities to share in the Pooled Business are subject to regulatory capital requirements.

  Alfa Corporation's operations include life insurance, property and casualty insurance and noninsurance segments. Presented below is summarized financial information for the Company's three business segments as of and for the years ended December 31, 1997, 1996 and 1995:

                                                                 1997         1996         1995
                                                              -----------  -----------  -----------
                                                                          (in thousands)
Revenues
                     Life                                     $   73,224   $   70,284   $ 63,517
                     Property and casualty                       356,834      321,284    294,363
                     Noninsurance operations and corporate         3,952        4,768      4,883
                                                              ----------   ----------   --------
                                                              $  434,010   $  396,336   $362,763
                                                              ==========   ==========   ========
Net Income
                     Life                                     $   15,177   $   16,761   $ 13,723
                     Property and casualty                        38,156       15,205      8,428
                     Noninsurance operations and corporate          (539)         223        167
                                                              ----------   ----------   --------
                                                              $   52,794   $   32,189   $ 22,318
                                                              ==========   ==========   ========
 Assets
                     Life                                     $  607,266   $  533,435   $490,926
                     Property and casualty                       463,171      396,054    379,347
                     Noninsurance operations and corporate        99,629       89,841     95,160
                                                              ----------   ----------   --------
                                                              $1,170,066   $1,019,330   $965,433
                                                              ==========   ==========   ========

Property and Casualty Business:
-------------------------------

  The Alfa Insurance Group's primary business is personal lines property and casualty insurance, which accounts for over 75% of total revenues. Automobile and homeowners insurance account for approximately 85% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys a 20% share of the personal automobile and homeowners markets, second only to State Farm. The company is a direct writer and distributes its products utilizing the employee/agent sales force of Mutual.

  The following table shows the Company's premium distribution by product in property and casualty insurance for 1997:

                    Automobile                66.1%
                    Homeowner                 18.3%
                    Farmowner                  5.4%
                    Commercial                 4.7%
                    Manufactured Home          3.3%
                    Other                      2.2%
                                             ------
                                             100.0%
                                             ======

  The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the years ended December 31, 1997, 1996 and 1995 including the business written through the property and casualty pooling agreement:


                                       Years Ended December 31,
                                  ---------------------------------
                                    1997        1996        1995
                                  ---------  ----------  ----------
                                           (in thousands)
Earned Premiums
     Personal lines               $315,650   $292,330    $270,109
     Commercial lines               11,772     11,231      10,606
     Pools, associations
       and fees                      4,014      3,905       3,709
     Reinsurance ceded              (1,130)    (8,527)    (11,435)
                                  --------   --------    --------
         Total                    $330,306   $298,939    $272,989
                                  ========   ========    ========
Net Underwriting Income (Loss)    $ 28,061   $ (2,235)   $(12,198)
                                  ========   ========    ========
Underwriting Margin                    8.5%      (0.7%)      (4.5%)
                                  ========   ========    ========
Operating Income                  $ 36,464   $ 15,143    $  8,182
                                  ========   ========    ========


  The Company's strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby attracting and underwriting to achieve a preferred, profitable book of business. The Company's objective is to operate with an underwriting profit. Historically, this objective has been met except for five years, which were primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation's share of the Alfa Group's storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs.

  The Company's business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the

Company's financial condition and operating results. However, the Company believes that its current catastrophe protection program, which began November 1, 1996, will reduce the earnings volatility caused by such catastrophe exposures.

Life Insurance:
--------------

  Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest sensitive whole life and universal life products in Alabama, Georgia and Mississippi and distributes these products utilizing the same employee/agent sales force used in the property and casualty business. In the highly fragmented life insurance market in Alabama, Alfa ranks second in market share.

  Life offers several different types of whole life and term insurance products. As of December 31, 1997, Life had in excess of $10.2 billion of life insurance in force. As of December 31, for each year indicated the Company had insurance in force as follows:


                         1997         1996        1995
                      -----------  ----------  ----------
                                (in thousands)
     Ordinary Life    $10,201,001  $9,126,335  $8,313,698
     Credit Life      $     8,296  $   11,016  $   14,382
     Group Life       $    37,103  $  325,704  $  314,826


  The following table shows Life's premiums and policy charges by type of policy and life insurance operating income for the years ended December 31, 1997, 1996, and 1995:


                                 Years Ended December 31,
                                --------------------------
                                  1997     1996     1995
                                --------  -------  -------
                                      (in thousands)
Premiums and Policy Charges
     Universal life             $11,296   $10,075  $ 8,789
     Universal life - COLI        1,858
     Interest sensitive life      9,306     8,589    7,991
     Traditional life            19,958    18,931   17,700
     Group Life                  (1,759)      653      620
                                -------   -------  -------
         Total                  $40,659   $38,248  $35,100
                                =======   =======  =======
     Operating income           $14,580   $14,952  $13,205
                                =======   =======  =======

  Life generally reinsures all life insurance risks in excess of $350,000 on any one life for the purpose of limiting the liability of Life with respect to any one risk and providing greater diversification of its exposure. When Life reinsures a portion of its risk it must cede the premium income to the Company who reinsures the risk, thereby decreasing the income of the Company.

  Life performs various underwriting procedures and blood testing for AIDS and other diseases before issuance of insurance.

Investments:
------------

  The Company's income is directly affected by its investment income or loss from its investment portfolio. The capital and reserves of the Company are invested in assets comprising its investment portfolio. The insurance laws prescribe the nature and quality of investments that may be made, and included in its investment portfolio are qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage backed securities, mortgages and certain other assets.

  The Company's investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $277.7 million to over $1.0 billion at the end of 1997, a compound annual growth rate of 14.0%. During that same period investment income has tripled, growing from $19.3 million to over $57.5 million. At year-end, the value of unrealized gains in Alfa's portfolio was $56.9 million, net of tax. The portfolio was invested 71.4% in fixed income, securities, 11.3% in equities, 2.4% in short-term marketable securities, and 14.9% in other investments, which include consumer loans, leases and partnerships and less than 0.3% in real estate and mortgage loans.

  The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at December 31, 1997 and 1996:


                                           DECEMBER 31,
                                          --------------
                                           1997    1996
                                          --------------
                          AAA to A-        87.1%   87.7%
                       BBB+ to BBB-        12.3    11.6
BB+ and below (below investment grade)      0.6     0.7
                                          --------------
                                          100.0%  100.0%
                                          ==============

  For more information about the Company's investments, see the investment section of Management's Discussion and Analysis of Financial Condition and Results of Operating on pages 18 and 19 of the Company's annual report to security holders for the fiscal year ended December 31, 1997, which is incorporated herein by reference in
Item 7.

Reserves
---------

  The Company's property and casualty insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company's life insurance subsidiary is required to maintain reserves for future policy benefits. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period such reserves are increased which could have a material adverse effect on the Company's results of operations and financial condition. The establishment of appropriate reserves is an inherently uncertain process and there can be no assurance that ultimate losses will not materially exceed the Company's loss reserves. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors.

  Property and Casualty Reserves: With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

  For incurred but not reported ("IBNR") losses, a variety of methods have been developed in the insurance industry for determining estimates of loss reserves. One common method of actuarial evaluation, which is used by the Company, is the loss development method. This method uses the pattern by which losses have been reported over time and assumes that each accident year's experience will develop in the same pattern as the historical loss development.

  Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and as required by state law, the Company periodically engages an independent actuary to render an opinion as to the adequacy of statutory reserves established by management, which opinions are filled with the various jurisdictions in which the Company is licensed. Based upon practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

  Life Reserves: The life insurance policy reserves reflected in Life's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life's reserves are reported in the financial statements (See
Note 6 - Future Policy Benefits, Losses and Loss Expenses in the Notes to Consolidated Financial Statements on page 32 of the Company's annual report to security holders for the year ended December 31, 1997, incorporated herein by reference).

  Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with generally accepted accounting principles, is summarized as follows:


                                      1997                         1996                       1995
                          -----------------------------------------------------------------------------------
                          PROPERTY AND                 PROPERTY AND                PROPERTY AND
                            CASUALTY         LIFE        CASUALTY        LIFE        CASUALTY        LIFE
                          -------------  ------------  -------------  -----------  -------------  -----------

Balance at January 1,     $117,672,492   $ 3,095,914   $108,303,253   $2,065,462   $ 88,486,091   $1,221,676
  Less Reinsurance
      recoverables
      on unpaid losses        (745,156)     (801,496)    (2,293,048)    (717,018)    (1,331,358)    (168,665)
                          ------------   -----------   ------------   ----------   ------------   ----------
Net balance at
   January 1,              116,927,336     2,294,418    106,010,205    1,348,444     87,154,733    1,053,011
                          ------------   -----------   ------------   ----------   ------------   ----------
Incurred related to:
  Current year             240,327,428    11,600,573    241,879,860    8,717,628    222,060,992    9,627,020
   Prior years              (8,928,409)      ( 7,995)    (4,702,409)     151,950     (1,698,077)    (187,383)
                          ------------   -----------   ------------   ----------   ------------   ----------
   Total incurred          231,399,019    11,592,578    237,177,451    8,869,578    220,362,915    9,439,637
                          ------------   -----------   ------------   ----------   ------------   ----------
Paid related to:
  Current year             164,640,000    10,605,018    172,087,000    7,363,636    161,526,000    8,757,344
  Prior years               52,560,523     1,162,411     54,173,320      559,968     39,981,443      386,860
                          ------------   -----------   ------------   ----------   ------------   ----------
    Total paid             217,200,523    11,767,429    226,260,320    7,923,604    201,507,443    9,144,204
                          ------------   -----------   ------------   ----------   ------------   ----------
Net balance at
   December 31,            131,125,832     2,119,567    116,927,336    2,294,418    106,010,205    1,348,444
  Plus reinsurance
   coverables
   on unpaid losses            960,376       123,474        745,156      801,496      2,293,048      717,018
                          ------------   -----------   ------------   ----------   ------------   ----------
Balance at
   December 31,           $132,086,208   $ 2,243,041   $117,672,492   $3,095,914   $108,303,253   $2,065,462
                          ============   ===========   ============   ==========   ============   ==========

Other Business
--------------

  The Company operates five other subsidiaries which are not considered to be significant by SEC Regulations. These subsidiaries are Alfa Financial Corporation (AFC), a lending institution, Alfa Investment Corporation, a real estate investment business and its wholly owned subsidiary, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, and Alfa Agency Mississippi, Inc.

  Financial is a lending institution engaged principally in making consumer loans. These loans are available through substantially all agency offices of the Company. These loans are collateralized by automobiles and other property. At December 31, 1997, the delinquency ratio on the loan portfolio was 2.19%, or $1.1 million. Loans charged off in 1997 totaled $416,267 or 0.8% of the average outstanding loan portfolio. At December 31, 1997, the Company maintained an allowance for loan losses of $584,178 or approximately 1.1% of the outstanding loan balance.

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

Relationship with Mutual Group.
------------------------------

  The Company's business and operations are substantially integrated with and dependent upon the management, personnel and facilities of Mutual. Under a Management and Operating Agreement with Mutual all management personnel are provided by Mutual and the Company reimburses Mutual for field office expenses and operations services rendered by Mutual in the areas of advertising, sales administration, underwriting, legal, sales, claims, management, accounting, securities and investment, and other services rendered by Mutual to the Company.

  Mutual periodically conducts time usage and related expense allocation studies. Mutual charges the Company for its allocable and directly attributable salaries and other expenses, including office facilities in Montgomery, Alabama.

  The Board of Directors of the Company consisted at year end of eleven members, six of whom serve on the Executive Committee of the Boards of the Mutual Group and two of whom are Executive Officers of the Company.

  Mutual owns 16,201,538 shares, or 39.72%, and Alfa Mutual Fire Insurance Company owns 4,515,286 shares, or 11.07%, of the Company's Outstanding Common Stock.

Competition
-----------

  Both the life and property and casualty insurance businesses are highly competitive. There are numerous insurance companies in the Company's area of operation and throughout the United States. Many of the companies which are in direct competition with the Company have been in business for a much longer period of time, have a larger volume of business, offer a more diversified line of insurance coverage, and have greater financial resources than the Company. In its life and property and casualty insurance businesses, the Company competes with other insurers in the sale of insurance products to consumers and the recruitment and retention of qualified agents. The company believes that the main competitive factors in its business are price, name recognition and service. The Company believes that it competes effectively in these areas in Alabama. In Georgia and Mississippi, however, the Company's name is not as well recognized, but such recognition is improving.

Financial Ratings:
------------------

  The Company's property and casualty subsidiaries have the highest A.M. Best rating of A++ and life has an A+ rating. The Company's commercial paper program is rated A-1+ by Standard and Poor's and P-1 by Moody's, both the highest ratings for commercial paper.

Regulation:
-----------

  The Company's insurance subsidiaries are subject to licensing and supervision by the governmental agencies in the jurisdictions in which they do business.
The nature and extent of such regulation varies, but generally has its source in State Statutes which delegate regulatory, supervisory and administrative powers to State Insurance Commissioners. Such regulation, supervision and administration relate, among other things, to standards of solvency which must be met and maintained, licensing of the companies and the benefit of policyholders, periodic examination of the affairs and financial condition of
the     Company, annual and other reports required to be filed on the financial
condition and operation of the     Company.  Life insurance rates are generally
not subject to prior regulatory approval. Rates of property and casualty insurance are subject to regulation and approval of regulatory authorities.

  The Mutual Group and the Company's insurance subsidiaries are subject to the Alabama Insurance Holding Company Systems Regulatory Act and are subject to reporting to the Alabama Insurance Department and to periodic examination of their transactions and regulation under the Act with Mutual being considered the controlling party.

  Restrictions on Dividends to Stockholders: The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the net income for the preceding year, or for life companies - the net gain from operations. Larger dividends are payable only after receipt of prior regulatory approval. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1998 without prior approval of regulatory authorities is approximately $49.7 million based on December 31, 1997 financial condition and results of operations.

  Risk-Based Capital Requirements: The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines it "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the Insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company's insurance subsidiaries significantly exceed that which would require regulatory attention.

  Year 2000:  The Company has devoted resources to evaluating, testing and
  ----------
determining that its internally developed and purchased software systems for its mainframe and personal computer applications are year 2000 compliant before January 1, 2000. This critical data management issue could have substantial consequences for companies worldwide. Because of the use of only two digits in the date field, many computer applications could fail completely or create erroneous results by the year 2000 unless corrective measures are taken. The Company has begun projects to address this issue and believes all its systems will be successfully compliant when completed prior to the year 2000. The costs the Company has incurred and will incur until this project is completed is in the form of incremental payroll costs of current personnel. As a result, it is difficult to quantify the total estimate of costs, however the Company believes such costs will not have a significant impact on its financial condition or results of operations. However, to the extent the problem is not corrected timely and successfully, material adverse consequences could occur which could affect future financial conditions or results of operations.

Personnel:
---------

  The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments, and Management. At December 31, 1997, the Company was represented by 476 agents in Alabama who are employees of Mutual. The Company's property and casualty subsidiaries had 98 independent exclusive agents in Georgia and Mississippi at December 31, 1997.

Item 2.  Properties.
         ----------

  (a)  Physical Properties of the Company and Its Subsidiaries.  The Company
       --------------------------------------------------------
leases it home office facilities in Montgomery, Alabama,from Mutual.

  The Company and its subsidiaries own several investment properties, none of which are material.

Item 3.  Legal Proceedings.
         -----------------

  Certain legal proceedings involving policyholders and agents are in process at
December 31, 1997.   Costs for these and similar legal proceedings including
accruals for outstanding cases was $3.6 million in 1997, $2.7 million in 1996 and $1.3 million in 1995. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these cases is difficult to predict.
Based upon information presently available, applicable law and defenses available to the Company, management does not consider material losses which might arise from pending litigation to be probable of occurrence . Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgments in any given suit.

Item 4.  Submission of Matters to Vote of Security Holders.    Not applicable.
         -------------------------------------------------

Executive Officers of the Company:
---------------------------------

  Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 16, 1998.

  The following is a list of name and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.


NAME                               AGE        POSITION                                                          SINCE
----                               ---        -------
Goodwin L. Myrick                  72          Director; Chairman of the Board and President, since 1978;       1973
                                               President of its Subsidiaries and associated
                                               companies; President Alabama Farmers Federation.

Ken Wallis                         56          Director; Executive Vice President, Operations                   1993
                                               of Alfa Corporation and its subsidiaries, Assistant
                                               to the President and Vice President, Treasurer.

C. Lee Ellis                       46          Executive Vice President, Investments.                           1983
                                               Prior to 1993, Senior Vice President, Investments.

Al Dees                            51          Executive Vice President, Marketing                              1993
                                               Prior to 1993 Vice President Georgia and
                                               Mississippi Marketing.

Donald Price                       46          Senior Vice President, Finance and                               1984
                                               Chief Financial Officer.

Al Scott                           42          Secretary and General Counsel                                    1997
                                               Prior to 1997, Assistant General Counsel

John Holley                        42          Vice President and Controller, Director Financial Relations      1986
                                               Chief Accounting Officer.

James Azar                         61          Senior Vice President, Planning                                  1979

Terry McCollum                     61          Senior Vice President, Claims                                    1979

Bill Harper, Jr.                   53          Senior Vice President, Life Operations of Alfa Life              1986
                                               Insurance Corporation, Vice President of Alfa
                                               Financial Corporation since 1978.

Wyman Cabaniss                     46          Senior Vice President, Underwriting                              1998
                                               Prior to 1998, Vice President Underwriting

                                    Part II
                                    -------

Item 5.  Market for the Company's Common Stock and Related Security Holder
         -----------------------------------------------------------------
         Matters.
         --------

  The "Stockholder Information" section on the Inside Back Cover of the Company's annual report to security holders for the fiscal year ended December 31, 1997, is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

  The "Selected Financial Data" section on pages 6 and 7 of the Company's annual report to security holders for the year ended December 31, 1997, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

  The "Management's Discussion and Analysis" section on pages 15 through 20 of the Company's annual report to security holders for the fiscal year ended December 31, 1997, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

  The Financial Statements on pages 21 through 40 of the Company's annual report to security holders for the fiscal year ended December 31, 1997, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

  None.

                                   Part III
                                   --------

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

  For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy statement for the annual meeting of stockholders to be held April 16, 1998 which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

  The information set forth under the caption "Executive Compensation" on Page 6 of the Proxy Statement for the annual meeting of stockholders to be held April 16, 1998, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

  The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 16, 1998, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

  The information set forth under the caption "Executive Compensation" on Page 6 of the Proxy Statement for the annual meeting of stockholders to be held April 16, 1998, is incorporated herein by reference.


                                     III-1

                                    Part IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          ------------------------------------------------------------

  (a) The following documents are filed as part of this report:
      1. Financial Statements.  (incorporated by reference from page 21 through
         --------------------
      40 of the Company's annual report to security holders for the year ended December 31, 1997)

          Report of Independent Certified Public
          Accountants for 1997 and 1996.

          Consolidated Balance Sheets as of
          December 31,  1997 and 1996.

          Consolidated Statements of Income for the three years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the three years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.

          Selected Quarterly Financial Data.

     2.  Financial Statement Schedules.
         -----------------------------

          Included in Part IV of this report                                              Page
                                                                                          ----

    Report on Financial Statements and Financial Statement Schedules
    of Independent Certified Public Accountants for 1997, 1996 and 1995.                   IV-3

          Schedule I -      Summary of Investments Other Than Investments
                            in Related Parties for the year ended December 31, 1997        IV-4

          Schedule II -     Condensed Financial Information                              IV-5-7

          Schedule III -    Supplementary Insurance Information                            IV-8

          Schedule IV -     Reinsurance for the years ended December 31, 1997,
                            1996 and 1995                                                  IV-9

          Schedule V -      Valuation and Qualifying Accounts                             IV-10

  Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     3.  Exhibits.
         --------

                    Exhibit (3)  -   Articles of Incorporation and By-Laws
                                     of the Company are incorporated by
                                     reference from the Company's 10-K for the year ended December 31, 1987.

                    Exhibit (10(a))  Amendment No. 2 to Management and
                                     Operating Agreement effective January 1,
                                     1992 is incorporated by reference from the Company's 10-K for the year ended
                                     December 31, 1992.

                            (10(b))  Insurance Pooling Agreement is
                                     incorporated by reference from the
                                     Company's 10-K for the year ended December
                                     31, 1987.

                    Exhibit (13)     The Company's Annual Report to Security
                                     Holders for the fiscal year ended December
                                     31, 1996.  Such report, except for the
                                     portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.


                    Exhibit (19)     Employee Stock Purchase Plan and 1993
                                     Stock Incentive Plan are incorporated by reference from the Company's 10-K for the year ended December 31, 1993.

                    Exhibit (23)     Consent of Independent Accountants


         (b)  Reports on Form 8-K.
              -------------------

                       An 8-K report was filed on February 19, 1997 reporting the retirement of Phil Richardson effective April 1, 1997 and the promotion of Ken Wallis to the position of Executive Vice President, Operations and Assistant to the President.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
         -------------------------------------------------------------



The Board of Directors
Alfa Corporation:

We have audited and reported separately on the financial statements of Alfa Corporation as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997. Our report and the financial statements of Alfa Corporation are incorporated by reference in the Form 10-K.

Our audits were made for the purpose of forming an opinion on the basic financial statements of Alfa Corporation taken as a whole. The supplementary information included in financial statement Schedules I through V is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                    KPMG Peat Marwick LLP


Birmingham, Alabama
February 5, 1998

                       ALFA CORPORATION AND SUBSIDIARIES
               SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                        INVESTMENTS IN RELATED PARTIES
                     FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                                Amount At
                                                  Cost Or                      Which Shown
                                                 Amortized        Market        In Balance
Type Of Investment                                  Cost          Value           Sheet
------------------                             ------------  --------------  --------------
Fixed maturities:
   Bonds:
      United States Government
       and government agencies                  $ 67,833,619  $   72,387,819  $   72,387,819
      States, municipalities and
        political subdivisions                   141,088,695     147,829,741     147,829,741
      Public utilities                            25,946,399      26,947,330      26,947,330
      All other corporate bonds                  162,145,589     172,478,618     172,478,618
   Mortgage-backed securities                    299,928,078     309,795,919     309,652,447
   Redeemable preferred stocks                     4,088,034       4,266,238       4,266,238
                                                ------------  --------------  --------------


                Total fixed maturities           701,030,414     733,705,665     733,562,193
                                                ------------  --------------  --------------

Equity securities:
   Common stocks:
     Public utilities                              6,678,063       9,329,728       9,329,728
     Banks, trusts and insurance
       companies                                   5,794,148      26,207,487      26,207,487
     Industrial, miscellaneous and all other      41,720,726      79,022,507      79,022,507
   Nonredeemable preferred stocks                  1,700,994       1,573,750       1,573,750
                                                ------------  --------------  --------------

                Total equity securities           55,893,931     116,133,472     116,133,472
                                                ------------  --------------  --------------

Mortgage loans on real estate                        566,783         566,783         566,783

Real estate                                        1,718,175       1,718,175       1,718,175

Policy loans                                      34,900,547      34,900,547      34,900,547

Other long-term investments                      115,727,331     116,883,066     115,727,331

Short-term investments                            25,051,026      25,051,026      25,051,026
                                                ------------  --------------  --------------

                Total investments               $934,888,207  $1,028,958,734  $1,027,659,527
                                                ============  ==============  ==============

                      ALFA  CORPORATION  (PARENT COMPANY)
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION  OF THE COMPANY
                                BALANCE  SHEETS
                          DECEMBER 31, 1997 AND 1996



                                                                          1997           1996
                                                                      -------------  -------------
                                     ASSETS

Cash                                                                  $     41,334   $     48,082

Short-term investments                                                   1,995,321        374,058

Investment in subsidiaries                                             416,815,803    357,237,941

Note receivable from subsidiaries                                       60,646,539     46,358,539

Accounts receivable and other assets                                       233,939        218,054
                                                                      ------------   ------------

    Total assets                                                      $479,732,936   $404,236,674
                                                                      ============   ============

                                   LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Liabilities:
 Commercial paper                                                     $ 89,521,729   $ 73,580,962
 Notes payable                                                           4,600,000      4,600,000
 Other liabilities                                                       2,679,013      2,743,903
                                                                      ------------   ------------

    Total liabilities                                                   96,800,742     80,924,865
                                                                      ------------   ------------
Common stock, $1 par value, shares
 authorized - 110,000,000;
 issued -  41,891,512
 outstanding -  1997 - 40,789,712; 1996 - 40,786,712                    41,891,512     41,891,512

Capital in excess of par value                                          21,301,198     21,281,323

Net unrealized investment gains                                         56,929,966     33,926,747

Retained earnings                                                      267,420,813    230,839,897
Treasury stock, at cost, 1997 - 1,101,800; 1996 - 1,104,800 shares      (4,611,295)    (4,627,670)
                                                                      ------------   ------------

    Total stockholders' equity                                         382,932,194    323,311,809
                                                                      ------------   ------------

    Total liabilities and stockholders' equity                        $479,732,936   $404,236,674
                                                                      ============   ============
                                     IV-5

      SCHEDULE II - CONDENSED FINANCIAL INFORMATION  OF  ALFA CORPORATION
                            STATEMENTS  OF  INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                     1997         1996         1995
                                  -----------  -----------  -----------

Revenues:
   Dividends from subsidiaries    $18,956,247  $18,671,103  $19,415,006

   Interest from subsidiaries       2,208,548    2,642,730    2,708,256

   Other interest                      21,777       12,911       25,171

Expenses:
   Other expenses                   5,310,031    5,667,475    6,071,779
                                  -----------  -----------  -----------

      Income before equity in
      undistributed income
      of subsidiaries              15,876,541   15,659,269   16,076,654

Equity in undistributed income
   of subsidiaries                 36,917,092   16,529,946    6,241,297
                                  -----------  -----------  -----------

      Net income                  $52,793,633  $32,189,215  $22,317,951
                                  ===========  ===========  ===========


     SCHEDULE II - CONDENSED  FINANCIAL INFORMATION  OF  ALFA CORPORATION
                          STATEMENTS  OF  CASH  FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                       1997                  1996                   1995
                                                             ----------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                        $52,793,633          $ 32,189,215            $ 22,317,951
                                                             ----------------------------------------------------------------------

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Undistributed earnings of
      subsidiaries                                                  (36,917,092)          (16,529,946)             (6,241,297)
    (Increase) decrease in other assets
      and accounts receivable                                           (15,885)               65,220                (255,113)
     Increase (decrease) in other
      liabilities                                                       (64,890)              417,666                (450,428)
                                                              ----------------------------------------------------------------------

      Total adjustments                                             (36,997,867)          (16,047,060)             (6,946,838)
                                                              ----------------------------------------------------------------------


      Net cash provided by
       operating activities                                          15,795,766            16,142,155              15,371,113
                                                              ----------------------------------------------------------------------


Cash flows from investing activities:
 (Increase) decrease in note receivable from subsidiaries           (14,288,000)            8,086,461             (54,445,000)
  Net (increase) decrease in short-term investments                  (1,621,263)               63,032                (354,574)
  Other                                                                 343,449              (110,149)               (272,790)
                                                              ----------------------------------------------------------------------

     Net cash provided by (used in) investing activities            (15,565,814)            8,039,344             (55,072,364)
                                                              ----------------------------------------------------------------------


Cash flows from financing activities:
  Increase (decrease) in commercial paper                            15,940,767            (8,368,654)             81,949,616
  (Decrease) in notes payable                                                                                     (27,013,665)
  Proceeds from exercise of stock options                                35,250                 9,400
  Dividends to stockholders                                         (16,212,717)          (15,802,434)            (15,294,718)
                                                              ----------------------------------------------------------------------


      Net cash provided by (used in) financing activities              (236,700)          (24,161,688)             39,641,233
                                                              ----------------------------------------------------------------------


      Net increase (decrease) in cash                                    (6,748)               19,811                 (60,018)

Cash, beginning of year                                                  48,082                28,271                  88,289
                                                              ----------------------------------------------------------------------


Cash, end of year                                                   $    41,334          $     48,082            $     28,271
                                                              ======================================================================


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                        $ 4,132,679          $  4,415,649            $  4,470,881
                                                              ======================================================================


    Income taxes                                                    $20,529,974          $  5,418,000            $  7,888,000
                                                              ======================================================================


                               ALFA CORPORATION
              SCHEDULE III - SUPPLEMENTAL  INSURANCE INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             Future Policy
                         Deferred              Benefits,
                          Policy               Losses,
                        Acquisition          Claims And              Unearned
Segment                   Costs             Loss Expenses             Premium
-------                 -----------         -------------            --------
 1997
 ----
Life Insurance          $ 90,130,439         $366,301,110            $         0

Property &
  casualty
  insurance               15,725,146          132,086,208             97,669,270

Noninsurance
  and corporate                    0                    0                      0
                        ------------         ------------            -----------
Total                   $105,855,585         $498,387,318            $97,669,270
                        ============         ============            ===========

  1996
  ----
Life Insurance          $ 84,711,419         $325,206,008            $         0

Property &
  casualty
  insurance               15,382,660          117,672,492             92,945,366

Noninsurance
  and corporate                    0                    0                      0
                        ------------         ------------            -----------

Total                   $100,094,079         $442,878,500            $92,945,366
                        ============         ============            ===========

  1995
  ----
Life Insurance          $ 75,410,879         $294,049,256            $         0

Property &
  casualty
  insurance               13,745,663          108,303,253             85,306,194

Noninsurance
  and corporate                    0                    0                      0
                        ------------         ------------            -----------
Total                   $ 89,156,542         $402,352,509            $85,306,194
                        ============         ============            ===========

                      Other
                      Policy                                   Benefits        Amortization
                      Claims      Premiums                      Claims,        Of Deferred
                        And          And           Net         Losses And        Policy          Other
                     Benefits      Policy      Investment     Settlement      Acquisition      Operating       Premiums
Segment               Payable      Charges       Income        Expenses          Costs          Expenses       Written
-------               -------     ---------     --------      -----------     ------------     ----------    ------------
 1997
 ----
Life Insurance      $      0     $ 40,659,098  $31,646,118    $ 33,407,772    $ 6,514,175     $ 7,209,933    $     0

Property &
  casualty
  insurance                0      330,305,948   23,935,303     232,670,184     49,483,552      21,544,277      332,192,026

Noninsurance
  and corporate            0                0    1,947,248               0              0       3,215,022                0
                    --------    -------------  ------------    ------------   ------------    ------------     ------------
Total               $      0     $370,965,046  $57,528,669    $266,077,956    $55,997,727     $31,969,232     $332,192,026
                    ========     ============  ============    ============    ===========     ===========     ============

  1996
  ----
Life Insurance      $      0     $ 38,247,600  $29,253,591    $ 30,589,901   $ 6,061,063      $ 6,750,449     $          0

Property &
  casualty
  insurance                0      298,938,818   22,250,871     236,721,425    45,050,788       19,653,730      311,251,916

Noninsurance
  and corporate            0                0    2,689,872               0             0        2,599,112                0
                    --------     ------------  -----------    ------------   -----------      -----------     ------------

Total               $      0     $337,186,418  $54,194,334    $267,311,326   $51,111,851      $29,003,291     $311,251,916
                    ========     ============  ===========    ============   ===========      ===========     ============

  1995
  ----
Life Insurance      $      0     $ 35,099,995   27,620,913    $ 29,401,615   $ 5,504,517      $ 5,977,846     $          0

Property &
  casualty
  insurance                0      272,988,974   20,996,611     220,841,822    41,857,226       24,445,381      286,483,508

Noninsurance
  and corporate            0                0    2,305,583         150,000             0          577,145                0
                    --------     ------------  -----------    ------------   -----------      -----------     ------------
Total               $      0     $308,088,969  $50,923,107    $250,393,437   $47,361,743      $31,000,372     $286,483,508
                    ========     ============  ===========    ============   ===========      ===========     ============

                     ALFA  CORPORATION  AND  SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
               FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                                                   Percentage of
                                                       Ceded to        Amount Assumed from                         Assumed From
                                Gross Amount        Other Companies      Other Companies          Net Amount           to Net
                                ------------        ---------------    --------------------    -----------------    -------------

  1997
  ----
Life insurance in force        $11,388,494,076      $1,142,094,000         $            0       $10,246,400,076           0%
                               ====================================================================================================

Premiums and policy
 charges:
 Life Insurance                $    43,917,690      $    3,343,116         $            0       $    40,574,574           0%
 Accident and health
  insurance                             84,524                   0                      0                84,524           0%
 Property and liability
  insurance                         53,854,336          53,919,118*           330,370,730*          330,305,948         100%
                               ----------------------------------------------------------------------------------------------------
                               $    97,856,550      $   57,262,234         $  330,370,730       $   370,965,046          89%
                               ====================================================================================================
   1996
   ----

Life insurance in force        $10,480,723,907      $1,017,669,000                      0       $ 9,463,054,907           0%
                               ===================================================================================================

Premiums and policy
 charges:
 Life insurance                $    41,244,357      $    3,086,247         $            0       $    38,158,110           0%
 Accident and health
  insurance                             89,490                   0                      0                89,490           0%
 Property and liability
  insurance                         47,939,310          55,523,791*           306,523,299*          298,938,818         103%
                               ---------------------------------------------------------------------------------------------------
                               $    89,273,157      $   58,610,038         $  306,523,299       $   337,186,418          91%
                               ===================================================================================================
   1995
   ----

Life insurance in force        $ 9,534,858,844      $  891,952,000         $            0       $ 8,642,906,844           0%
                               ===================================================================================================

Premiums and policy
 charges:
 Life Insurance                $    37,735,370      $    2,735,919                       0      $    34,999,451          0%
 Accident and health
  insurance                            100,544                   0                       0              100,544          0%
 Property and liability
  insurance                         42,029,253          52,264,315*        $   283,224,036*         272,988,974        104%
                               ---------------------------------------------------------------------------------------------------
                               $    79,865,167      $   55,000,234         $   283,224,036      $   308,088,969         92%
                               ===================================================================================================

*These amounts are subject to the pooling agreement.

                                     IV-9

                       ALFA CORPORATION AND SUBSIDIARIES
                SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                     ADDITIONS
                                           BALANCE      ---------------------------------
                                        AT BEGINNING     CHARGED TO COSTS   CHARGED TO                   BALANCE
          DESCRIPTION                     OF PERIOD        AND EXPENSES   OTHER ACCOUNTS   DEDUCTIONS  END OF PERIOD
       -------------------------------------------------------------------------------------------------------------

1997   Reserve for Loan losses              $633,479        $642,023                        $691,324       $584,178
                                            =======================================================================

1996   Reserve for loan losses              $750,241        $318,851                        $435,613       $633,479
                                            =======================================================================


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

                              Chairman of the Board
                              Director and Principal
/s/                           Executive Officer         March 31, 1998
-----------------------------                           --------------------
(Goodwin L. Myrick)                                       (Date)


                              Senior Vice President
                              Finance, (Principal
/s/                           Financial Officer)        March 31, 1998
-----------------------------                           --------------------
(Donald Price)                                            (Date)


                              Vice President and
                              Controller (Principal
/s/                           Accounting Officer)       March 31, 1998
-----------------------------                           --------------------
(John D. Holley)                                          (Date)


/s/                           Director                  March 31, 1998
-----------------------------                           --------------------
(Jerry A. Newby)                                          (Date)



/s/                           Director                  March 31, 1998
-----------------------------                           --------------------
(James E. Mobley)                                          (Date)

/s/                                Director                March 31, 1998
------------------------------                             --------------
(James A. Tolar, Jr.)                                          (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(John W. Morris)                                                (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(Milborn N. Chesser)                                            (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(James I. Harrison, Jr.)                                        (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(Young J. Boozer)                                               (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(John R. Thomas)                                                (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(B. Phil Richardson)                                            (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(Boyd E. Christenberry)                                         (Date)


/s/                                Director                March 31, 1998
------------------------------                             --------------
(Ken Wallis)                                                    (Date)

                                                         Alfa Corporation
                                                    Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                               1997           1996
                                                                                        -------------------------------
ASSETS
Investments:
   Fixed maturities held for investment, at amortized cost
     (market value $2,154,921 in 1997 and $2,998,688 in 1996)                           $    2,011,449   $    2,817,964
   Fixed maturities available for sale, at market value
     (amortized cost $699,018,965 in 1997 and $591,859,469 in 1996)                        731,550,744      610,324,605
   Equity securities, at market (cost $55,893,931 in 1997 and $59,763,634 in 1996)         116,133,472       96,007,650
   Mortgage loans on real estate                                                               566,783          826,480
   Investment real estate (net of accumulated depreciation
     of $1,514,117 in 1997 and $1,356,829 in 1996)                                           1,718,175        1,855,972
   Policy loans                                                                             34,900,547       31,680,254
   Other long-term investments                                                             115,727,331      102,297,440
   Short-term investments                                                                   25,051,026       40,206,951
                                                                                        -------------------------------
     Total investments                                                                   1,027,659,527      886,017,316
Cash                                                                                         5,820,597        4,424,123
Accrued investment income                                                                   11,114,372       10,032,275
Accounts receivable                                                                         11,472,193        9,498,914
Reinsurance balances receivable                                                              1,132,011        1,689,654
Due from affiliates                                                                          2,505,157        2,709,492
Deferred policy acquisition costs                                                          105,855,585      100,094,079
Other assets                                                                                 4,506,360        4,864,302
                                                                                        -------------------------------
     Total assets                                                                       $1,170,065,802   $1,019,330,155
                                                                                        ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accruals                                                         $  498,387,318   $  442,878,500
Unearned premiums                                                                           97,669,270       92,945,366
Dividends to policyholders                                                                   9,024,751        8,988,574
Premium deposit and retirement deposit funds                                                 6,488,037        6,925,786
Deferred income taxes                                                                       38,812,842       24,686,336
Other liabilities                                                                           35,120,449       32,974,237
Commercial paper                                                                            89,521,729       73,580,963
Notes payable                                                                                1,978,024        2,209,958
Notes payable to affiliates                                                                 10,132,188       10,828,626
                                                                                        -------------------------------
     Total liabilities                                                                     787,134,608      696,018,346
                                                                                        -------------------------------
Commitments and contingencies (Notes 1, 9 and 12)

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized; none issued
     Common stock, $1 par value,
       Shares authorized: 110,000,000
       Issued: 41,891,512
       Outstanding: 1997 - 40,789,712; 1996 - 40,786,712                                    41,891,512       41,891,512
     Capital in excess of par value                                                         21,301,198       21,281,323
     Net unrealized investment gains, net of tax                                            56,929,966       33,926,747
     Retained earnings                                                                     267,420,813      230,839,897
     Treasury stock:  at cost, 1997 - 1,101,800; 1996 - 1,104,800 shares                    (4,612,295)      (4,627,670)
                                                                                        -------------------------------
       Total stockholders' equity                                                          382,931,194      323,311,809
                                                                                        -------------------------------
       Total liabilities and stockholders' equity                                       $1,170,065,802   $1,019,330,155
                                                                                        ===============================

The accompanying notes are an integral part of these financial statements.

Alfa Corporation 1997                                                        21

                                                         Alfa Corporation
                                                 Consolidated Statements Of Income

                                                                                  For the years ended December 31,
                                                                              ----------------------------------------
                                                                                  1997          1996          1995
                                                                              ----------------------------------------
Revenues:
     Premiums and policy charges                                              $370,965,046  $337,186,418  $308,088,969
     Net investment income                                                      57,528,669    54,194,334    50,923,107
     Net realized investment gains                                               3,356,231     2,807,588     1,106,016
     Other income                                                                2,159,683     2,147,688     2,645,243
                                                                              ----------------------------------------
       Total revenues                                                          434,009,629   396,336,028   362,763,335
                                                                              ----------------------------------------
Benefits and expenses:
     Benefits and settlement expenses                                          266,077,956   267,311,326   250,393,437
     Dividends to policyholders                                                  3,165,092     3,055,700     3,015,079
     Amortization of deferred policy acquisition costs                          55,997,727    51,111,851    47,361,743
     Other operating expenses                                                   31,969,232    29,003,291    31,000,372
                                                                              ----------------------------------------
       Total expenses                                                          357,210,007   350,482,168   331,770,631
                                                                              ----------------------------------------

Income before provision for income taxes                                        76,799,622    45,853,860    30,992,704
Provision for income taxes                                                      24,005,989    13,664,645     8,674,753
                                                                              ----------------------------------------
     Net income                                                               $ 52,793,633  $ 32,189,215  $ 22,317,951
                                                                              ========================================

     Net income per share - Basic and Diluted                                        $1.29         $0.79         $0.55
                                                                              ========================================

Weighted average shares outstanding - Basic                                     40,787,047    40,786,561    40,785,912
                                                                              ========================================

Weighted average shares outstanding - Diluted                                   40,930,894    40,843,458    40,810,979
                                                                              ========================================

The accompanying notes are an integral part of these financial statements.

22                                                        Alfa Corporation 1997


                                                         Alfa Corporation
                                          Consolidated Statements Of Stockholders' Equity

                                                              NET
                                                           UNREALIZED
                                             CAPITAL  IN   INVESTMENT
                                COMMON       EXCESS OF       GAINS         RETAINED      TREASURY
                                 STOCK       PAR VALUE      (LOSSES)       EARNINGS       STOCK         TOTAL
                              -----------------------------------------------------------------------------------
Balance, December 31, 1994    $41,891,512  $ 21,276,023   $(10,980,201)  $207,429,882  $(4,631,770)  $254,985,446

Change in net unrealized
investment gains/losses                                     46,601,064                                 46,601,064

Dividends to stockholders
($.375 per share)                                                         (15,294,717)                (15,294,717)

Net income                                                                 22,317,951                  22,317,951
                              -----------------------------------------------------------------------------------
Balance, December 31, 1995     41,891,512    21,276,023     35,620,863    214,453,116   (4,631,770)   308,609,744

Change in net unrealized
investment gains/losses                                     (1,694,116)                                (1,694,116)

Dividends to stockholders
($.3875 per share)                                                        (15,802,434)                (15,802,434)

Exercise of stock options                         5,300                                      4,100          9,400

Net income                                                                 32,189,215                  32,189,215
                              -----------------------------------------------------------------------------------
Balance, December 31, 1996     41,891,512    21,281,323     33,926,747    230,839,897   (4,627,670)   323,311,809

Change in net unrealized
investment gains/losses                                     23,003,219                                 23,003,219

Dividends to stockholders
($.3975 per share)                                                        (16,212,717)                (16,212,717)

Exercise of stock options                        19,875                                     15,375         35,250

Net income                                                                 52,793,633                  52,793,633
                              -----------------------------------------------------------------------------------
Balance, December 31, 1997    $41,891,512  $ 21,301,198   $ 56,929,966   $267,420,813  $(4,612,295)  $382,931,194
                              ===================================================================================

The accompanying notes are an integral part of these financial statements.

Alfa Corporation 1997                                                        23

                                                         Alfa Corporation
                                               Consolidated Statements Of Cash Flows

                                                                               For the years ended December 31,
                                                                        ---------------------------------------------
                                                                             1997            1996            1995
                                                                        ---------------------------------------------
Cash flows from operating activities:
  Net income                                                            $  52,793,633   $  32,189,215   $  22,317,951
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Policy acquisition costs deferred                                      (63,576,796)    (59,234,604)    (54,231,803)
   Amortization of deferred policy acquisition costs                       55,997,727      51,111,851      47,361,743
   Depreciation and amortization                                            4,488,679       4,447,490       4,781,522
   Provision for deferred taxes                                             1,411,344       1,859,058         471,030
   Interest on policyholders' funds                                        14,127,507      12,273,381      10,715,806
   Net realized investment gains                                           (3,356,231)     (2,807,588)     (1,106,016)
   Other                                                                    2,306,276       2,460,366       1,127,332
  Changes in operating assets and liabilities:
   (Increase) in accrued investment income                                 (1,082,097)       (691,295)       (270,152)
   (Increase) decrease in accounts receivable                              (1,616,291)      4,077,468      (6,656,298)
   (Increase) decrease  in reinsurance balances receivable                    557,643       3,745,010      (1,101,267)
   (Increase) decrease  in amounts due from affiliates                        204,335      (1,302,763)        393,581
   Increase (decrease) in amounts due to affiliates                                        (6,135,599)      5,955,949
   (Increase) decrease in other assets                                        357,942        (102,851)        (20,490)
   Increase in liability for policy reserves                               17,694,934      14,161,376      25,492,677
   Increase in liability for unearned premiums                              4,723,904       7,639,172       5,880,022
   (Decrease) in amounts held for others                                     (401,572)       (810,343)     (1,020,983)
   Increase (decrease) in other liabilities                                 4,075,892       2,394,885      (2,834,047)
                                                                        ---------------------------------------------
        Net cash provided by operating activities                          88,706,829      65,274,229      57,256,557
                                                                        ---------------------------------------------
Cash flows from investing activities:
  Maturities and redemptions of fixed maturities held for investment          810,279         912,250       1,014,623
  Maturities and redemptions of fixed maturities available for sale        46,658,709      37,623,173      32,053,653
  Maturities and redemptions of other investments                         105,534,625      86,205,777      85,578,545
  Sales of fixed maturities available for sale                             26,157,682      85,651,625      12,972,473
  Sales of other investments                                               47,218,250      54,618,422      19,752,645
  Purchase of fixed maturities available for sale                        (193,675,998)   (175,124,345)    (74,324,150)
  Purchase of other investments                                          (154,426,039)   (135,251,325)   (117,676,379)
  Net (increase) decrease in short-term investments                        15,050,033     (12,482,017)     (2,759,648)
  Net (increase) decrease in receivable/payable on securities              (2,180,776)      7,304,553      (5,540,774)
                                                                        ---------------------------------------------
       Net cash used in investing activities                             (108,853,235)    (50,541,887)    (48,929,012)
                                                                        ---------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in commercial paper                                 15,940,766      (8,368,653)     81,949,616
   (Decrease) in notes payable                                               (231,934)       (113,404)    (90,804,780)
   (Decrease) in notes payable to affiliates                                 (696,438)        (88,336)     (9,537,780)
   Stockholder dividends paid                                             (16,212,717)    (15,802,434)    (15,294,717)
   Proceeds from exercise of stock options                                                     35,250           9,400
   Deposits of policyholders' funds                                        55,798,414      40,369,961      38,106,083
   Withdrawal of policyholders' funds                                     (33,090,461)    (27,641,038)    (23,169,879)
                                                                        ---------------------------------------------
       Net cash provided by (used in) financing activities                 21,542,880     (11,634,504)    (18,751,457)
                                                                        ---------------------------------------------
Net increase (decrease) in cash                                             1,396,474       3,097,838     (10,423,912)
Cash at beginning of year                                                   4,424,123       1,326,285      11,750,197
                                                                        ---------------------------------------------
Cash at end of year                                                     $   5,820,597   $   4,424,123   $   1,326,285
                                                                        =============================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                                              $   4,978,901   $   4,976,921   $   6,254,471
  Income taxes                                                          $  24,642,566   $  10,536,000   $  20,376,776

The accompanying notes are an integral part of these financial statements.

24                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles. Such principles differ from statutory reporting practices prescribed by the National Association of Insurance Commissioners (NAIC) and state regulatory authorities.

The accompanying consolidated financial statements include, after intercompany eliminations, Alfa Corporation and its wholly-owned subsidiaries, Alfa Life Insurance Corporation (Life), Alfa Insurance Corporation, Alfa General Insurance Corporation, Alfa Financial Corporation (Financial), Alfa Investment Corporation, Alfa Builders, Inc. (Builders), Alfa Realty, Inc. (Realty) and Alfa Agency Mississippi, Inc. The Company's primary market area is Alabama, Georgia and Mississippi.

Nature of Operations

Alfa Corporation operates predominantly in the insurance industry. Its insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. The Company's noninsurance subsidiaries are engaged in consumer financing, leasing, real estate investments, residential and commercial construction, and real estate sales. As more fully discussed in Note 2, its property and casualty insurance business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. The Company's business is concentrated geographically in Alabama, Georgia and Mississippi. Approximately $333 million of premiums and policy charges representing 90% of such amounts in 1997 were from policies written in Alabama. Accordingly, unusually severe storms or other disasters in this state might have a more significant effect on the Company than on a more geographically diversified insurance company and could have an adverse impact on the Company's financial condition and operating
results.   Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama's low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future.

Revenues, Benefits, Claims and Expenses

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, term life insurance policies, and certain annuities with life contingencies. Premiums are recognized over the premium-paying period of the policy. The liability for future policy benefits are computed using a net level method including assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the Company's experience, modified as necessary, to reflect anticipated trends and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

Universal Life Products: Universal life products include universal life insurance and other interest-sensitive life insurance policies. Universal life revenues, which are considered operating cash flows, consist of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Benefit reserves for universal life represent policy account balances before applicable surrender charges. Benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances are charged to expense.

Property and Casualty Products: Property and casualty premiums are earned ratably over the term of the policies. The liability for unearned premiums represents the portion of premiums written which is applicable to the unexpired term of the policies.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Policy Acquisition Costs

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over the lives of the policies in relation to the present value of estimated gross profits which are determined based upon surrender charges and investment, mortality, and expense margins. Acquisition costs for property and casualty insurance are amortized over the period in which the related premiums are earned.


Alfa Corporation 1997                                                        25

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 1. continued)

Investments

Fixed maturities held to maturity include investments which the Company has both the ability and positive intent to hold until maturity; such securities are reported at amortized cost. Securities available for sale include investments which the Company may elect to sell prior to maturity and are reported at their current market value. The unrealized gains or losses on these securities are recorded as a component of stockholders' equity, net of taxes. Furthermore, deferred acquisition costs are adjusted to reflect the effect that would have been recognized had the unrealized holding gains and losses been realized. This adjustment to deferred acquisition costs results in a corresponding adjustment to stockholders' equity.

Equity securities (common and non-redeemable preferred stocks) are carried at market value, real estate is carried at cost less accumulated depreciation and mortgage loans and policy loans are carried at unpaid principal balances. Longterm investments include installment loans, carried at unpaid principal balances, leased assets, carried at cost less accumulated depreciation and partnerships, accounted for on the equity method.

Declines in market values of fixed maturities and equity securities deemed to be other than temporary are recognized in the determination of net income.
Realized gains and losses on sales of investments are recognized in net income using the specific identification method. Depreciation on real estate is calculated using the straight-line method over the estimated useful lives of the assets.

The Company has a covered call option writing program. Call premiums received from options written are carried at market value as a liability with net unrealized gains or losses reflected in stockholders' equity. Realized gains and losses on options written are recognized in net income upon settlement of the option contract. While the covered call option program involves elements of off-balance-sheet risk, the Company had only $354,013 in options outstanding at December 31, 1997.

Realized investment gains and losses are reported on a pre-tax basis as a component of revenues. Income taxes applicable to net realized investment gains and losses are included in the provision for income tax.

Income Taxes

The Company's method of accounting for income taxes is the liability method. Under the liability method, deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

Reinsurance

Amounts recoverable from property and casualty reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions are particularly important in determining the reserves for future policy benefits, losses and loss expenses and deferred policy acquisition costs. Actual results could differ from those estimates.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS) in accordance with the provisions of the statement. SFAS No. 128 specifies the computation, presentation and disclosure requirements for both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding. Diluted EPS is computed similarly except that the shares outstanding is increased to give effect to all potentially dilutive shares that would have been outstanding if such shares had been issued. For Alfa Corporation, basic and diluted computations are the same amount for all periods presented. The weighted average diluted shares outstanding include the potentially diluted shares which total 143,847 shares in 1997, 56,897 shares in 1996 and 25,067 shares in 1995, and are based on the employee stock options outstanding during each period presented. (See Note 14).

Cash
Cash consists of demand deposits at banks. Short-term investments with maturities of three months or less are considered to be investments and are not considered to be cash or cash equivalents for the purposes of the statements of cash flows.

Other
Certain reclassifications have been made to 1996 and 1995 amounts in order to conform to 1997 classifications and descriptions.


26                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

2.  POOLING AGREEMENT

Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 3). The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. All of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Until September 30, 1994, Mutual retroceded 50% of the pooled premiums, losses, loss adjustment expenses and other underwriting expenses to the Company while retaining 50% of these amounts itself. On October 1, 1994, the Company increased its participation in the Pooling Agreement. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limits Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeds $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Currently, the Company's share of losses exceeding $249 million would be 13%. The change allows the catastrophe reinsurance buying decision to be made on a group basis which benefits each member of the group. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice.

As a result of the Pooling Agreement, the Company had a receivable of $1,255,157 and $1,983,832 from the Mutual Group at December 31, 1997 and December 31, 1996, respectively, for cash transactions originating in December and settled the following month. Approximately 83.8% of the Company's property and casualty premium income and 74.6% of its total premium income for 1997 was derived from the Company's participation in the Pooling Agreement.

3.  RELATED PARTY TRANSACTIONS

Mutual owns 39.72% and Alfa Mutual Fire (Fire) owns 11.07% of the Company's common stock. The Board of Directors of the Company consists of twelve members, six of whom serve as Directors of Mutual, Fire and Alfa Mutual General (General) (collectively, the Mutual Group) and two of whom at December 31, 1997 were executive officers of the Company. Two of the Company's directors and most of the Company's executive officers, including the Company's President also hold the same positions with Mutual, Fire and General. The Company paid stockholder dividends to Mutual and Fire totaling $8,234,938 in 1997, $8,027,769 in 1996 and $7,768,809 in 1995.

The Mutual Group and the Company's insurance subsidiaries are considered an insurance company holding system with Mutual being the controlling party under the Alabama Insurance Holding Company Systems Regulatory Act and their activities and transactions are subject to reporting, examination and regulation thereunder.

Under a Management and Operating Agreement, Mutual provides substantially all facilities, management and other operational services to the Company and its subsidiaries and to other companies associated with Mutual. Most of the personnel providing management services to the Company are full-time employees of, and are directly compensated by Mutual. The Company's business is substantially integrated with that of Mutual, Fire and General. Mutual periodically conducts time usage and other special expense allocation studies. Mutual charges the Company for both its allocated and direct salaries, employee benefits and other expenses, including those for the use of office facilities. The amounts paid by the Company to Mutual under the Management and Operating Agreement were approximately $27.7 million in 1997, $27.1 million in 1996 and $26.0 million in 1995. In Alabama, the Company's life insurance agents are career employees of Mutual. The Company reimburses Mutual for the full amount of all its agents' commissions paid by Mutual for the sale of the Company's insurance products.

Until January 31, 1997, Mutual's employees were covered by a group life insurance plan provided by Life. Group life insurance premiums paid to Life were approximately $1.7 million in 1996 and $1.6 million in 1995. On February 1, 1997, Mutual began covering its employees with a Corporate Owned Life Insurance (COLI) plan utilizing Life's universal life product. Premiums paid to Life totaled approximately $13.2 million in 1997. Policy charges recorded from such premiums totaled approximately $1.9 million. Policy reserves and insurance in force on the COLI plan at December 31, 1997 were approximately $11.7 million and $311.4 million, respectively. In 1997, Life refunded the remaining experience reserve on the group plan of approximately $2.1 million to Mutual. Certain of Mutual's employees and those of the affiliated Alabama Farmers' Federation not covered by the COLI plan are covered by group life insurance provided by Life. Group life insurance premiums paid to Life totaled $345,434 in 1997. Policy reserves and insurance in force on this plan at December 31, 1997 were approximately $56,000 and $37.1 million, respectively.

Certain of the Company's subsidiaries purchase property insurance and general liability insurance protection from Mutual and Fire. The annual premium paid for such policies totaled approximately $62,000 in 1997, $62,000 in 1996 and $59,000 in 1995.


Alfa Corporation 1997                                                        27

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 3. continued)

The Company's consumer finance and leasing subsidiary (Financial) leases equipment, automobiles, furniture and other property to the Mutual Group. The Mutual Group paid $2,010,969 in 1997, $2,138,167 in 1996 and $2,141,934 in 1995
under these leases. The Mutual Group invests in automobile and other installment loans issued and serviced by Financial. The amount invested by the Mutual Group in such loans was $932,188 and $1,628,626 at December 31, 1997 and 1996, respectively. Interest paid by Financial to the Mutual Group was $109,576 in 1997, $206,117 in 1996 and $566,380 in 1995. The Mutual Group's sponsoring organization, the Alabama Farmers' Federation (Federation), and Alfa Services, Inc., a Federation subsidiary, invest in short-term lines of credit with the Company and Financial. At December 31, 1997 and 1996, the balance outstanding on these lines of credit included in notes payable to affiliates was $9,200,000. Interest paid by the Company and Financial to the Federation and its subsidiary was $489,125 in 1997, $521,938 in 1996 and $618,132 in 1995. The Mutual Group
is a partner in a real estate partnership, which in 1996 established a revolving line of credit with Financial of $1.0 million at a rate of interest equal to the Company's commercial paper rate plus 1.0%. At December 31, 1997 and 1996, the amount loaned to the partnership under the line of credit was $425,000 and $510,000, respectively. Interest paid to Financial was $27,853 in 1997. Interest accrued in 1996 by Financial from such loan was $1,919, which was paid in January 1997. In 1997, Mutual established a revolving line of credit with Financial of $20 million at a rate of interest equal to the one month London Interbank Offered Rate (LIBOR) plus .75%. At December 31, 1997, the amount loaned to Mutual under the line of credit was $20 million. Interest accrued in 1997 by Financial from such loan was $47,860.

The Company's real estate construction subsidiary (Builders) contracts with the Mutual Group for the construction of certain commercial facilities. The Mutual Group paid $1,943,560 in 1997, $5,273,906 in 1996 and $9,214,674 in 1995 to
Builders under such contracts. The Company's commercial real estate sales subsidiary (Realty) receives commissions for sales and leasing of certain of the Mutual Group's commercial facilities. The Mutual Group paid $185,029 in 1997, $98,780 in 1996 and $224,760 in 1995 for such sales services.

The Company periodically has investment transactions with the Mutual Group. In 1997, the company purchased securities totaling $7,796,291 from the Mutual Group at market value. In 1996, the Company sold a security totaling $919,375 to the Mutual Group at market value, for a loss of $30,718. No such transactions occurred in 1995. The Company has also entered into an investment partnership with the Mutual Group. The amount invested in the partnership was $9 million and $8 million at December 31, 1997 and 1996, respectively. The Company had committed to fund up to $7.8 million additional investment in the partnership at December 31, 1997. The Company's life subsidiary is the general partner in two investment partnerships with a Charitable Remainder Unit Trust created by Mutual. The amount invested in the partnerships was $638,059 and $616,238 at December 31, 1997 and 1996, respectively.


28                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

4. INVESTMENTS

Net investment income is summarized as follows:

                                                        1997         1996         1995
                                                    -------------------------------------
Fixed maturities:
  Held for investment                               $   223,979  $   317,070  $   424,437
  Available for sale                                 48,732,496   43,886,976   41,300,467
                                                    -------------------------------------
    Total fixed maturities                           48,956,475   44,204,046   41,724,904
Equity securities                                     2,393,257    2,849,287    2,856,503
Mortgage loans on real estate                            62,814       79,693       95,414
Investment real estate                                  401,937      429,386      320,044
Policy loans                                          2,594,516    2,246,242    2,102,457
Other long-term investments                          13,073,001   15,044,988   15,998,978
Short-term investments                                1,501,606    1,388,853    1,537,560
                                                    -------------------------------------
Total investment income                              68,983,606   66,242,495   64,635,860
Investment expenses, including interest expense      11,454,937   12,048,161   13,712,753
                                                    -------------------------------------
Net investment income                               $57,528,669  $54,194,334  $50,923,107
                                                    =====================================

Net realized investment gains (losses) are summarized as follows:

                                                        1997         1996         1995
                                                    ------------------------------------
Fixed maturities:
   Held for investment                              $      418  $     2,190   $    6,227
   Available for sale                                  935,666   (4,132,690)     126,916
                                                    ------------------------------------
     Total fixed maturities                            936,084   (4,130,500)     133,143
Equity securities                                    1,294,462    6,388,549      429,310
Other investments                                    1,125,685      549,539      543,563
                                                    ------------------------------------
Net realized investment gains                       $3,356,231  $ 2,807,588   $1,106,016
                                                    ====================================

Changes in net unrealized investment gains and losses on fixed maturities and equity securities are as follows:


                                                              Increase (Decrease)
                                                    ---------------------------------------
                                                         1997         1996         1995
                                                    ---------------------------------------
Fixed maturities:
  Held for investment                               $   (37,252)  $   (88,525)  $   114,606
                                                    =======================================
  Available for sale, net of tax                    $ 7,961,902   $(7,738,814)  $34,066,412
                                                    =======================================
Equity securities, net of tax                       $15,041,317   $ 6,044,698   $12,534,652
                                                    =======================================

Unrealized investment gains and losses are based on market values which were determined using nationally recognized pricing services, broker/dealers securities firms and market makers.

At December 31, 1997 and 1996, gross unrealized gains for equity securities amounted to $61,415,534 and $39,079,225, respectively, while gross unrealized losses amounted to $1,140,159 and $2,162,789, respectively, and applicable deferred income taxes aggregated $20,767,304 and $12,449,682, respectively.

The Company's fixed maturity portfolio is predominantly comprised of investment grade securities. At December 31, 1997, approximately $4.0 million in fixed maturities (0.6% of the total fixed maturity portfolio) are considered below investment grade. The Company considers bonds with a quality rating of BB+ and below, based on Standard & Poor's rating scale, to be below investment grade.


Alfa Corporation 1997                                                        29

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 4. continued)

The amortized cost and estimated market value of investments in fixed maturity securities are as follows:

                                                                       December 31, 1997
                                                  -----------------------------------------------------------
                                                     GROSS         GROSS         ESTIMATED
                                                   AMORTIZED    UNREALIZED       UNREALIZED         MARKET
                                                      COST         GAINS           LOSSES           VALUE
                                                  -----------------------------------------------------------
Held for investment:
Mortgage-backed securities                        $  2,011,449  $   143,472        $             $  2,154,921
                                                  ===========================================================
Available for sale:
U.S. Treasury securities & obligations of U.S.
     Government corporations and agencies         $ 67,833,619  $ 4,575,294        $   (21,094)  $ 72,387,819
Obligations of states & political subdivisions     141,088,695    6,878,248           (137,202)   147,829,741
Corporate securities                               188,091,988   13,161,147         (1,827,187)   199,425,948
Mortgage-backed securities                         297,916,629   10,802,185         (1,077,816)   307,640,998
Other debt securities                                4,088,034      194,470            (16,266)     4,266,238
                                                  -----------------------------------------------------------
     Totals                                       $699,018,965  $35,611,344        $(3,079,565)  $731,550,744
                                                  ===========================================================

                                                                        December 31, 1996
                                                  -----------------------------------------------------------
                                                    GROSS         GROSS       ESTIMATED
                                                  AMORTIZED     UNREALIZED   UNREALIZED          MARKET
                                                    COST          GAINS        LOSSES             VALUE
                                                  -----------------------------------------------------------
Held for investment:
Mortgage-backed securities                        $  2,817,964  $   180,724        $             $  2,998,688
                                                  ===========================================================
Available for sale:
U.S. Treasury securities & obligations of U.S.
     Government corporations and agencies         $ 64,299,445  $ 2,822,162        $  (156,361)  $ 66,965,246
Obligations of states & political subdivisions     100,720,322    4,356,271           (237,364)   104,839,229
Corporate securities                               160,752,588    8,915,562           (494,746)   169,173,404
Mortgage-backed securities                         261,800,020    6,031,249         (2,816,077)   265,015,192
Other debt securities                                4,287,094       99,410            (54,970)     4,331,534
                                                  -----------------------------------------------------------
     Totals                                       $591,859,469  $22,224,654        $(3,759,518)  $610,324,605
                                                  ===========================================================

The amortized cost and estimated market value of fixed maturities available for sale at December 31, 1997 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              December 31, 1997
                                          --------------------------
                                           ESTIMATED
                                           AMORTIZED       MARKET
                                              COST         VALUE
                                          --------------------------
Available for sale:
Due in one year or less                   $ 18,481,764  $ 18,352,190
Due after one year through five years       58,706,286    61,706,218
Due after five years through ten years     179,138,164   187,781,444
Due after ten years                        144,776,122   156,069,894
                                          --------------------------
                                           401,102,336   423,909,746
Mortgage-backed securities                 297,916,629   307,640,998
                                          --------------------------
                                          $699,018,965  $731,550,744
                                          ==========================

30                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 4. continued)

Proceeds from sales of fixed maturities available for sale were $26,157,682 in 1997, $85,651,625 in 1996 and $12,972,473 in 1995. Gross gains of $714,990 in
1997, $572,686 in 1996 and $500,601 in 1995 and gross losses of $61,526 in 1997,
$3,616,504 in 1996 and $566,637 in 1995 were realized on those sales. In addition, the Company recorded a loss of approximately $927,000 in 1997, $2,450,000 in 1996 and $501,000 in 1995 for securities whose valuation was deemed to be an other than temporary decline. At December 31, 1997, the Company's mortgage-backed securities were comprised of CMO's and passthrough securities. Because of the Company's significant investment in fixed maturities, the valuation of such securities is subject to significant fluctuations due to changes in interest rates. However, due to the Company's history of positive cash flow and the ability to hold such investments to maturity and management's periodic assessment and monitoring of the portfolio, the ultimate exposure to loss from interest rate fluctuations is not considered significant.

As of December 31, 1997 and 1996, the Company's mortgage loan portfolio totaled approximately $567,000 and $826,000, respectively, and the collateral loan portfolio, included in "Other long-term investments," totaled $56.2 million and $61.5 million, respectively. These portfolios consisted of mortgage and consumer loans in the Company's primary market area of Alabama, Georgia and Mississippi. Management evaluates the creditworthiness of customers on a case-by-case basis and obtains collateral as deemed necessary based on this evaluation.

The Company has estimated the market value of the collateral loan portfolio to be approximately $57.4 million and $63.1 million at December 31, 1997 and 1996, respectively. The estimated market value was determined by discounting the estimated future cash flows from the loan portfolio at 7.25% for 1997 and 7.75% for 1996, the current interest rates offered for similar loans, and after allowing for estimated loan losses. The Company had no impaired loans subject to individual valuation at or during the year ended December 31, 1997.

The Company's policy loans earn interest at rates ranging from 5.0% to 8.0% at December 31, 1997. Because the policy loans have no stated maturity and are often repaid by reductions to benefits and surrenders, it is not practicable to determine the fair value of the policy loan portfolio.

At December 31, 1997, the Company had $1,875,149 in investments on deposit with regulatory agencies in order to meet statutory requirements.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about specific valuation techniques and related fair value detail is provided in Note 1 - Summary of Significant Policies, Note 4 - Investments and
Note 8 - Notes Payable. Pursuant to SFAS 119, the cost and fair value of the financial instruments as of December 31 are summarized as follows:

                                                                December 31,
                                          ------------------------------------------------------
                                                      1997                      1996
                                          ------------------------------------------------------
Investments:                                   Cost       Fair Value       Cost       Fair Value
                                          ------------------------------------------------------
  Fixed maturities held for investment    $  2,011,449  $  2,154,921  $  2,817,964  $  2,998,688
  Fixed maturities available for sale     $699,018,965  $731,550,744  $591,859,469  $610,324,605
  Equity securities                       $ 55,893,931  $116,133,472  $ 59,763,634  $ 96,007,650
  Short-term investments                  $ 25,051,026  $ 25,051,026  $ 40,206,951  $ 40,206,951
  Mortgage and Collateral loans           $ 56,771,659  $ 57,927,394  $ 62,344,857  $ 63,918,588
Liabilities:
  Commercial paper                        $ 89,521,729  $ 89,521,729  $ 73,580,963  $ 73,580,963
  Notes payable                           $ 12,110,212  $ 12,110,212  $ 13,038,584  $ 13,038,584



Alfa Corporation 1997                                                        31

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

6.  FUTURE POLICY BENEFITS, LOSSES AND LOSS EXPENSES

The composition of the liability for future policy benefits, losses and loss adjustment expenses and the more significant assumptions used in its calculation are as follows:

                                                                                              BASIS OF ASSUMPTION
                                                                               -------------------------------------------------
                    INSURANCE             LIABILITY               YEARS         INTEREST         MORTALITY            WITH-
                    IN FORCE       12/31/97       12/31/96       OF ISSUE         RATE         AND MORBIDITY          DRAWALS
Ordinary        $ 4,516,781,100    $110,509,770   $105,049,177   1955 to           5%       1955-60 Basic Select      Company
  life                                                           1978                       and Ultimate Mortality    experience
                                                                                            Tables

                                                                 1979 and        7%         Modified 1965-70 Basic    Company
                                                                 1980            graded     Select and Ultimate       experience
                                                                                 to 5%      Mortality Tables

                                                                 1981 to         9%         Modified 1965-70 Basic    Company
                                                                 1993            graded     Select and Ultimate       experience
                                                                                 to 7%      Mortality Tables

                                                                 1994 to            6%      Modified 1965-70 Basic    Company
                                                                 1997                       Select and Ultimate       experience
                                                                                            Mortality Tables

Interest          1,910,881,646     145,702,965    131,550,135   1984 to          6.5%*     Modified 1965-70 Basic    Company
  sensitive                                                      1997                       Select and Ultimate       experience
  life                                                                                      Mortality Tables

Universal         3,773,337,888      94,840,006     71,768,286   1987 to         5.75% to   Modified 1965-70 Basic    Company
 life                                                            1997            6.5%*      Select and Ultimate       experience
                                                                                            Mortality Tables

Annuities w/o                        12,376,502     12,337,709   1974 to         5.5% to             --                   --
  life contingencies                                             1997            6%*

Group credit          8,295,994         262,993        377,918   1992 to            3%            1958 CET                --
  life                                                           1997

Group life           37,103,448          55,689        702,818   1997              4.5%           1960 CSG                --
                 ---------------------------------------------
                $10,246,400,076    $363,747,925   $321,786,043
                ===============

Accident &                              310,144        324,051                      5%      1972 intercompany         200% N&W III
  health                                                                                    reports

Losses and loss
  adjustment expenses               134,329,249    120,768,406
                                   ---------------------------
                                   $498,387,318   $442,878,500
                                   ===========================

*Rates are adjustable annually on policyholders' anniversary dates.

Participating policies represent approximately 3% of the ordinary life insurance in force and 6% of life insurance premium income. The amount of dividends paid to policyholders is fixed by the Board of Directors and allocated to participating policyholders.


32                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 6. continued)

Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with generally accepted accounting principles, is summarized as follows:

                                                 1997                          1996                        1995
                                      -----------------------------------------------------------------------------------
                                      Property and                  Property and                Property and
                                        Casualty         Life         Casualty        Life        Casualty        Life
                                      -----------------------------------------------------------------------------------
Balance at January 1,                 $117,672,492    $ 3,095,914   $108,303,253   $2,065,462   $ 88,486,091   $1,221,676
   Less Reinsurance recoverables
     on unpaid losses                     (745,156)      (801,496)    (2,293,048)    (717,018)    (1,331,358)    (168,665)
                                      -----------------------------------------------------------------------------------
Net balance at January 1,              116,927,336      2,294,418    106,010,205    1,348,444     87,154,733    1,053,011
                                      -----------------------------------------------------------------------------------
Incurred related to:
   Current year                        240,327,428     11,600,573    241,879,860    8,717,628    222,060,992    9,627,020
   Prior years                          (8,928,409)       ( 7,995)    (4,702,409)     151,950     (1,698,077)    (187,383)
                                      -----------------------------------------------------------------------------------
     Total incurred                    231,399,019     11,592,578    237,177,451    8,869,578    220,362,915    9,439,637
                                      -----------------------------------------------------------------------------------
Paid related to:
   Current year                        164,640,000     10,605,018    172,087,000    7,363,636    161,526,000    8,757,344
   Prior years                          52,560,523      1,162,411     54,173,320      559,968     39,981,443      386,860
                                      -----------------------------------------------------------------------------------
     Total paid                        217,200,523     11,767,429    226,260,320    7,923,604    201,507,443    9,144,204
                                      -----------------------------------------------------------------------------------
Net balance at December 31,            131,125,832      2,119,567    116,927,336    2,294,418    106,010,205    1,348,444
   Plus reinsurance recoverables
     on unpaid losses                      960,376        123,474        745,156      801,496      2,293,048      717,018
                                      -----------------------------------------------------------------------------------
Balance at December 31,               $132,086,208    $ 2,243,041   $117,672,492   $3,095,914   $108,303,253   $2,065,462
                                      ===================================================================================

The liability for estimated unpaid losses and loss adjustment expenses is based on a detailed evaluation of reported losses and of estimates of incurred but not reported losses. Adjustments to the liability based on subsequent developments are included in current operations. Because the Company is primarily an insurer of private passenger motor vehicles and of single family homes, it has limited exposure for environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company's liquidity, results of operations, cash flows or financial condition.


Alfa Corporation 1997                                                        33

                               Alfa Corporation
                  Notes to Consolidated Financial Statements
7. INCOME TAXES

Below is a comparative analysis of the provisions for income tax:

                                                                     1997           1996           1995
                                                                 -------------------------------------------
Current                                                           $22,594,645    $11,805,587    $ 8,203,723
Deferred                                                            1,411,344      1,859,058        471,030
                                                                 ------------------------------------------
     Total                                                        $24,005,989    $13,664,645    $ 8,674,753
                                                                 ==========================================

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and provisions for income taxes are as follows:

                                                                     1997          1996           1995
                                                                 ------------------------------------------
Income taxes computed at
     Federal statutory tax rate                                   $26,879,868    $16,048,851    $10,847,446
Dividends received deduction
     and tax exempt interest                                       (2,011,505)    (2,237,859)    (2,376,925)
Other, net                                                           (862,374)      (146,347)       204,232
                                                                 ------------------------------------------
                                                                  $24,005,989    $13,664,645    $ 8,674,753
                                                                 ==========================================

Deferred tax assets and liabilities consist of the following:

                                                                      1997          1996
                                                                 ---------------------------
Deferred Tax Assets:
     Reserve computational method differences                    $ 20,282,436   $ 20,327,460
     Unearned premium reserve                                       6,836,849      6,506,176
     Other                                                          2,945,886      2,464,850
                                                                 ---------------------------
     Total deferred tax asset                                    $ 30,065,171   $ 29,298,486
                                                                 ---------------------------
Deferred Tax Liabilities:
     Unrealized gains                                            $ 32,447,809   $ 17,861,287
     Deferred acquisition costs                                    34,949,539     33,883,532
     Other                                                          1,480,665      2,240,003
                                                                 ---------------------------
     Total deferred tax liability                                $ 68,878,013   $ 53,984,822
                                                                 ---------------------------

Net deferred tax liability                                       $(38,812,842)  $(24,686,336)
                                                                 ===========================

The Company did not establish a valuation allowance related to the deferred tax assets due to the existence of sufficient taxable income related to future reversals of existing taxable temporary differences.

8.  NOTES PAYABLE AND COMMERCIAL PAPER

Short term debt at December 31, 1997 was $101.6 million.   Of this amount, the
Company had approximately $89.5 million in commercial paper at rates ranging from 5.92% to 5.95% with maturities ranging from January 27, 1998 to February 6, 1998. The Company intends to continue to use the commercial paper program to fund its short term needs; however, backup lines of credit are in place up to $100 million. The commercial paper is guaranteed by Alfa Mutual Insurance Company, an affiliate. In addition, the Company had $10.1 million in short-term debt outstanding to affiliates with interest equal to commercial paper rates payable monthly and $2.0 million outstanding in other short-term debt at a rate of 3.6%. Due to the short term nature of the Company's borrowings, their fair values approximate their carrying values.


34                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

9. CONTINGENT LIABILITIES

The property and casualty subsidiaries participate in a reinsurance pooling agreement with Mutual and its affiliates. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company's property and casualty subsidiaries, the obligation to pay the claim would remain with the Company's subsidiaries.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

The Company has devoted resources to evaluating, testing and determining that its internally developed and purchased software systems for its mainframe and personal computer applications are year 2000 compliant before January 1, 2000. This critical data management issue could have substantial consequences for companies worldwide. Because of the use of only two digits in the date field, many computer applications could fail completely or create erroneous results by the year 2000 unless corrective measures are taken. The Company has begun projects to address this issue and believes all its systems will be successfully compliant when completed prior to the year 2000. However, to the extent the problem is not corrected timely and successfully, material adverse consequences could occur which could affect future financial conditions or results of operations.

Certain legal proceedings involving policyholders and agents are in process at December 31, 1997. Costs for these and similar legal proceedings including accruals for outstanding cases were $3.6 million in 1997, $2.7 million in 1996 and $1.3 million in 1995. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these cases is not possible to predict. Based upon information presently available, applicable law and defenses available to the Company, management does not consider material losses which might arise from pending litigation to be probable of occurrence. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

10.  STOCKHOLDERS' EQUITY

In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At December 31, 1997, the Company had repurchased 1,097,600 shares at a cost of $4,630,770 and due to the exercise of stock options had reissued 3,800 shares at a cost of $19,475 under this program, which decreased the total number of shares outstanding to 40,789,712 shares.


The amounts of statutory stockholders' equity and net income for the Company's life and property casualty insurance subsidiaries are as follows:

                                                1997          1996          1995
                                            ----------------------------------------
Statutory net income:
     Life insurance subsidiary              $  7,650,641  $ 11,857,726  $  6,287,576
                                            ========================================
     Property and casualty subsidiaries     $ 37,062,691  $ 11,534,172  $  7,040,081
                                            ========================================
Statutory stockholders' equity:
     Life insurance subsidiary              $126,716,550  $110,983,883  $105,665,754
                                            ========================================
     Property and casualty subsidiaries     $171,727,913  $137,543,765  $129,870,498
                                            ========================================

Alfa Corporation is a holding company with no operations and, accordingly, any cash available for dividends or other distributions must be obtained by it from borrowings or in the form of distributions from its operating subsidiaries. Distributions to the Company from its insurance subsidiaries are subject to regulatory restrictions. Under applicable regulatory requirements the Company's insurance subsidiaries can distribute to the Company an aggregate of approximately $49.7 million without prior regulatory approval in 1998 based on December 31, 1997 financial condition and results of operations.


Alfa Corporation 1997                                                        35

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 10. continued)

At December 31, 1997 the life subsidiary's Adjusted Capital calculated in accordance with NAIC Risk-Based Capital guidelines was $146.1 million compared to the Authorized Control Level amount of $14.9 million and the property and casualty subsidiaries' Adjusted Capital was $171.7 million compared to the Authorized Control Level amount of $16.0 million. The Risk-Based Capital analysis serves as the benchmark for the regulation of insurance enterprises' solvency by state insurance regulators.

11.  OPERATING LEASES

The Company leases certain property and equipment to Mutual and its affiliates (Note 3) and to third parties under operating leases. Total rental income for the years ended December 31, 1997, 1996 and 1995 was approximately $2,694,000, $2,961,000, and $2,983,000, respectively. The cost and net book value of major classes of leased property at December 31, 1997 was:

                                               NET BOOK
                                    COST         VALUE
                                 ------------------------
     Transportation equipment    $ 8,478,749  $ 6,130,780
     Furniture and equipment      19,658,768    5,045,226
     Buildings                     3,176,098    1,661,981
                                 ------------------------
     Total                       $31,313,615  $12,837,987
                                 ========================

At December 31, 1997, the aggregate minimum rental payments to be received under leases having initial or remaining lease terms in excess of one year are approximately $1,508,000 in 1998, $492,800 in 1999, $123,700 in 2000, $28,800 in
2001 and $5,300 in 2002.

12.  REINSURANCE

Life reinsures portions of its risks with other insurers. While the amount retained on an individual life will vary depending upon age and mortality prospects of the risk, Life generally will not retain more than $350,000 individual life insurance on a single risk. Life has reinsured approximately $1,142,094,000 of its life insurance in force with other insurance companies and has taken reserve credits for approximately $3,773,000 on account of such reinsurance at December 31, 1997. Amounts paid or deemed to have been paid for Life's reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

The Company's property and casualty insurance subsidiaries together with Mutual and its affiliates, participate in catastrophe and other reinsurance ceded arrangements to protect them from abnormal losses. The Company's subsidiaries and Mutual and its affiliates are also required to participate in certain assigned risk pools and associations by the states in which they operate.

The following table summarizes the effects of reinsurance on premiums and losses for the three years ended December 31, 1997, 1996 and 1995:

                                                        Year Ended December 31,
                                              --------------------------------------------
                                                  1997            1996            1995
                                              --------------------------------------------
Direct premiums earned                        $ 97,856,550    $ 89,273,157    $ 79,865,167
Premiums ceded to nonaffiliates                 (3,472,978)    (10,705,073)    (13,099,076)
Premiums ceded to pooling agreement            (53,789,256)    (47,904,965)    (41,901,158)
Premiums assumed from pooling agreement        330,325,696     306,461,981     283,180,565
Premiums assumed from nonaffiliates                 45,034          61,318          43,471
                                              --------------------------------------------
     Net premiums earned                      $370,965,046    $337,186,418    $308,088,969
                                              ============================================

Direct losses                                 $ 51,875,909    $ 46,804,925    $ 45,059,080
Losses ceded to nonaffiliates                   (1,693,990)     (4,355,459)    (39,356,037)
Losses ceded to pooling agreement              (38,051,264)    (37,521,843)    (32,594,000)
Losses assumed from pooling agreement          214,317,668     224,835,694     241,712,916
Losses assumed from nonaffiliates                   45,086          63,805          43,330
Loss adjustment expenses, net                   16,498,188      16,219,907      14,937,263
                                              --------------------------------------------
     Net losses incured                       $242,991,597    $246,047,029    $229,802,552
Surrenders, maturities, interest and
  other benefits and settlement expenses        23,086,359      21,264,297      20,590,885
                                              --------------------------------------------
Total benefits and settlement expenses        $266,077,956    $267,311,326    $250,393,437
                                              ============================================


36                                                        Alfa Corporation 1997

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 12. continued)

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At December 31, 1997, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

13.  SEGMENT INFORMATION

Alfa Corporation operations include life insurance, property and casualty insurance and noninsurance segments. Presented below is summarized financial information for the Company's three business segments as of and for the years ended December 31, 1997, 1996 and 1995:

                                                   1997          1996         1995
                                               -------------------------------------
                                                         (in thousands)
Revenues
  Life                                         $   73,224    $   70,284     $ 63,517
  Property and casualty                           356,834       321,284      294,363
  Noninsurance operations and corporate             3,952         4,768        4,883
                                               -------------------------------------
                                               $  434,010    $  396,336     $362,763
                                               =====================================
Net Income
  Life                                         $   15,177    $   16,761     $ 13,723
  Property and casualty                            38,156        15,205        8,428
  Noninsurance operations and corporate              (539)          223          167
                                               -------------------------------------
                                               $   52,794    $   32,189     $ 22,318
                                               =====================================
Assets
  Life                                         $  607,266    $  533,435     $490,926
  Property and casualty                           463,171       396,054      379,347
  Noninsurance operations and corporate            99,629        89,841       95,160
                                               -------------------------------------
                                               $1,170,066    $1,019,330     $965,433
                                               =====================================

14.  ACCOUNTING FOR STOCK-BASED COMPENSATION

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

On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, with 565,500 of those options exercisable at $11.75/share and 218,000 options exercisable at $9.40/share. The Company also granted 80,000 options on March 28, 1994, exercisable at $11.50/share, 80,000 options on March 27, 1995 exercisable at $11.50/share, 80,000 options on April 18, 1996 exercisable at $12.25/share and 75,000 options on February 18, 1997 exersisable at $12.00/share. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of the award. At December 31, 1997, there had been 3,800 options exercised, 884,188 options were exercisable and 55,400 had been cancelled leaving 957,000 options available for grant under the plan.


Alfa Corporation 1997                                                        37

                               Alfa Corporation
                  Notes to Consolidated Financial Statements

(Note 14. continued)

FAS 123 requires certain disclosures and pro forma information for each
reporting period, which is presented below.   To determine the fair value of the
options granted during 1997, 1996 and 1995 the Company has used the Black-Scholes model for valuations. The significant assumptions used to estimate the fair value of such options using this method and the fair value of the options at the date of grant are as follows:

                                   Options Granted    Options  Granted   Options Granted
                                  February 18, 1997    April 18, 1996     March 27, 1995
Risk-free interest rate                  6.27%              6.58%             7.05%
Expected life (in years)                   10                 10                10
Expected volatility                      0.49               0.47              0.62
Expected future dividend yield            3.3%               2.9%              2.9%
Option exercise price                  $12.00             $12.25            $11.50
                                     ========           ========          ========
Fair value at date of grant          $405,534           $486,898          $507,138
                                     ========           ========          ========

Using the fair value shown above, the pro forma net income and earnings per share as if FAS 123 had been applied is as follows:

                                                       December 31,
                                       -----------------------------------------------
                                           1997             1996               1995
                                       -----------------------------------------------
Net income, as reported                $52,793,633      $32,189,215        $22,317,951
                                       ===============================================
Earnings per share, as reported
  (Basic and Diluted)                  $      1.29      $      0.79        $      0.55
                                       ===============================================

Pro forma net income                   $52,502,188      $32,005,055        $22,233,660
                                       ===============================================
Pro forma earnings per share
  (Basic and Diluted)                  $      1.29      $      0.78        $      0.55
                                       ===============================================

The information shown below is for options outstanding at December 31, 1997, 1996 and 1995:

                                                                           December 31,
                                  -----------------------------------------------------------------------------------------------
                                              1997                            1996                            1995
                                  ------------------------------   ------------------------------   -----------------------------
                                    Number      Weighted Average      Number     Weighted Average      Number    Weighted Average
                                  of Options     Exercise Price     of Options    Exercise Price     of Options   Exercise Price
                                  ------------------------------   ------------------------------   -----------------------------
Outstanding
  Beginning of year                 975,000          $ 11.23         911,200         $ 11.14           845,732       $ 11.12
    Add (deduct):
      Granted                        75,000          $ 12.00          80,000         $ 12.25            80,000       $ 11.50
      Exercised                      (3,000)         $(11.75)           (800)        $(11.75)                0             0
      Cancelled                      (7,800)         $(11.75)        (15,400)        $(11.75)          (14,532)      $(11.75)
                                  ------------------------------------------------------------------------------------------
  End of Period                   1,039,200          $ 11.28         975,000         $ 11.23           911,200       $ 11.14
                                  ==========================================================================================
Exercisable, end of period          884,188          $ 11.15         814,988         $ 11.10           527,608       $ 11.09
                                  ==========================================================================================
Range of exercise prices                     $9.40 to $12.25                 $9.40 to $12.25                 $9.40 to $11.75
                                             ===============                 ===============                 ===============
Weighted average
remaining contractual life                         6.4 years                       7.2 years                       8.0 years
                                                   =========                       =========                       =========
Actual compensation cost
recognized during period                            $103,680                        $237,398                        $376,676
                                                    ========                        ========                        ========

38                                                        Alfa Corporation 1997

                               Alfa Corporation
                         Independent Auditors' Report


To the Stockholders and Board of Directors
Alfa Corporation
Montgomery, Alabama

We have audited the accompanying consolidated balance sheets of Alfa Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfa Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP

Birmingham, Alabama
February 5, 1998


Alfa Corporation 1997                                                        39

                               Alfa Corporation
                  Quarterly Financial Information--Unaudited

                                                                    Quarter Ended
                        ------------------------------------------------------------------------------------------------------
                                 March 31                  June 30                September 30              December 31
                        ------------------------------------------------------------------------------------------------------
                            1997         1996         1997        1996         1997         1996         1997         1996
                        ------------------------------------------------------------------------------------------------------
Premiums and
     Policy Charges     $90,484,238  $82,960,219  $92,240,084  $82,728,834  $93,919,207  $84,460,691  $94,321,517  $87,036,674

Net Investment
     Income             $13,999,062  $13,467,463  $13,917,544  $13,006,480  $14,515,423  $13,959,538  $15,096,640  $13,760,853

Net Income (Loss)       $13,054,247     ($57,616) $13,692,673  $10,796,264  $13,653,270  $12,284,206  $12,393,443  $ 9,166,361

Average Shares
 Outstanding - Basic     40,786,712   40,786,105   40,786,712   40,786,712   40,786,712   40,786,712   40,788,042   40,786,712
             - Diluted   40,841,571   40,889,298   40,866,226   40,845,083   40,958,386   40,815,026   41,021,963   40,821,790

Net Income (Loss)
 Per Share*-  Basic
 and Diluted                  $0.32      ($0.001)       $0.34        $0.26        $0.33        $0.30        $0.30  $      0.22

------------
* The sum of the quarters may not equal the annual earnings per share due to the rounding effects on a quarterly basis.


40                                                        Alfa Corporation 1997

                           SELECTED FINANCIAL DATA

Consolidated Summary of Operations & Related Data
(Dollars in Thousands Except Per Share Amounts)
Years Ended December 31,                                    1997           1996              1995                1994
                                                       --------------------------------------------------------------
Premiums and policy charges                            $   370,965    $   337,186       $   308,089       $   247,131
Net investment income                                       57,529         54,194            50,923            45,554
Net realized investment gains                                3,356          2,808             1,106               572
Other income                                                 2,160          2,148             2,645             3,057
                                                       --------------------------------------------------------------
     Total revenues                                        434,010        396,336           362,763           296,313
Benefits and expenses                                      357,210        350,482           331,771           248,481
                                                       --------------------------------------------------------------
Income before provision for
     income taxes                                           76,800         45,854            30,993            47,832
Provision for income taxes                                  24,006         13,665             8,675            14,965
Cumulative Effect of Changes in Accounting Principles
                                                       --------------------------------------------------------------
     Net income                                        $    52,794    $    32,189       $    22,318       $    32,867
                                                       ==============================================================
Balance sheet data at December 31:
     Invested assets                                   $ 1,027,660    $   886,017       $   841,123       $   718,074
     Total assets                                      $ 1,170,066    $ 1,019,330       $   965,433       $   847,870
Future policy benefits, losses and
     claims, unearned premiums                         $   596,057    $   535,824       $   487,659       $   429,930
Total liabilities                                      $   787,135    $   696,018       $   656,823       $   592,885
Stockholders' equity                                   $   382,931    $   323,312       $   308,610       $   254,985

Per share data /1/:
     Net income - Basic & Diluted                      $      1.29    $      0.79       $      0.55       $      0.81
     Cash dividends paid                               $    0.3975    $    0.3875       $     0.375       $    0.3425
     Annual dividend rate                              $      0.40    $      0.39       $      0.38       $      0.36
     Stockholders' equity                              $      9.39    $      7.93       $      7.57       $      6.25
     Closing sales price at December 31                $    17 1/4    $    12 5/8       $    16 3/4       $        11
     Price/earnings ratio                                    13.3x          16.0x             30.6x             13.6x
     Weighted average shares outstanding - Basic            40,787         40,786            40,786            40,786
     Weighted average shares outstanding - Diluted          40,931         40,843            40,811            40,810

Return on average equity                                     15.0%          10.2%              7.9%             12.7%
Return on average invested assets                            7.12%          7.60%             7.74%             7.78%
Life insurance in force                                $10,246,400    $ 9,463,055       $ 8,642,907       $ 7,867,808
Number of agents                                               574            587               585               562
/1/Per share amounts have been restated where appropriate to reflect 2-for-1 stock splits in June 1993 and June 1987.

                                      6

                            SELECTED FINANCIAL DATA


Consolidated Summary of Operations & Related Data
(Dollars in Thousands Except Per Share Amounts)
Years Ended December 31,                                    1993           1992               1991              1990
                                                       ---------------------------------------------------------------
Premiums and policy charges                            $   219,913    $   202,440        $   192,445       $   175,448
Net investment income                                       44,902         39,425             34,785            32,224
Net realized investment gains                                4,890          4,232              3,790             2,842
Other income                                                 2,918          2,340              1,919             1,861
                                                       ---------------------------------------------------------------
     Total revenues                                        272,624        248,437            232,939           212,375
Benefits and expenses                                      209,309        194,859            192,144           180,611
                                                       ---------------------------------------------------------------
Income before provision for
     income taxes                                           63,315         53,578             40,795            31,764
Provision for income taxes                                  20,999         16,660             12,354             8,877/2/
Cumulative Effect of Changes in Accounting Principles        2,645
                                                       ---------------------------------------------------------------
     Net income                                        $    44,960    $    36,918        $    28,441       $    22,887/2/
Balance sheet data at December 31:                     ===============================================================
     Invested assets                                   $   653,819    $   574,718        $   511,931       $   437,725
     Total assets                                      $   766,077    $   665,247        $   595,801       $   515,681
Future policy benefits, losses and
     claims, unearned premiums                         $   365,148    $   334,454        $   295,443       $   257,907
Total liabilities                                      $   505,091    $   440,669        $   402,526       $   347,861
Stockholders' equity                                   $   260,986    $   224,578        $   193,275       $   167,820

Per share data /1/:
     Net income - Basic & Diluted                      $      1.10    $      0.91        $      0.70       $      0.55/2/
     Cash dividends paid                               $      0.28    $    0.2425        $     0.215       $     0.195
     Annual dividend rate                              $      0.29    $      0.25        $      0.22       $      0.20
     Stockholders' equity                              $      6.40    $      5.51        $      4.74       $      4.03
     Closing sales price at December 31                $    11 1/2    $    11 7/8        $     5 1/4       $     4 5/8
     Price/earnings ratio                                    10.4x          13.1x               7.6x              8.4x
     Weighted average shares outstanding - Basic            40,786         40,786             40,786            41,611
     Weighted average shares outstanding - Diluted          40,814         40,786             40,786            41,611

Return on average equity                                     18.5%          17.7%              15.8%             13.8%/2/
Return on average invested assets                            8.03%          8.28%              8.66%             9.00%
Life insurance in force                                $ 7,064,335    $ 6,295,626        $ 5,578,661       $ 4,947,574
Number of agents                                               562            529                504               500




Consolidated Summary of Operations & Related Data
(Dollars in Thousands Except Per Share Amounts)
Years Ended December 31,                                    1989/3/         1988               1987
                                                       ----------------------------------------------
Premiums and policy charges                            $   158,585    $   148,287        $    75,277
Net investment income                                       30,048         26,224             19,288
Net realized investment gains                                2,882          2,005              1,316
Other income                                                 1,172          1,402              1,086
                                                       ----------------------------------------------
     Total revenues                                        192,687        177,918             96,967
Benefits and expenses                                      159,912        144,229             75,414
                                                       ---------------------------------------------
Income before provision for
     income taxes                                           32,775         33,689             21,553
Provision for income taxes                                   9,919         10,842              7,495
Cumulative Effect of Changes in Accounting Principles
                                                       ---------------------------------------------
     Net income                                        $    22,856    $    22,847        $    14,058
                                                       =============================================
Balance sheet data at December 31:
     Invested assets                                   $   410,266    $   363,401        $   277,684
     Total assets                                      $   482,383    $   432,312        $   338,692
Future policy benefits, losses and
     claims, unearned premiums                         $   223,925    $   192,113        $   158,242
Total liabilities                                      $   319,598    $   288,094        $   258,576
Stockholders' equity                                   $   162,785    $   144,218        $    80,116

Per share data/1/:
     Net income - Basic & Diluted                      $      0.55    $      0.58        $      0.42
     Cash dividends paid                               $    0.1725    $     0.145        $    0.1275
     Annual dividend rate                              $      0.18    $      0.15        $      0.13
     Stockholders' equity                              $      3.89    $      3.67        $      2.38
     Closing sales price at December 31                $     5 5/8    $         5        $     7 1/4
     Price/earnings ratio                                    10.3x                             17.4x
     Weighted average shares outstanding - Basic            41,882         39,265             33,692
     Weighted average shares outstanding - Diluted          41,882         39,265             33,692

Return on average equity                                     14.9%          20.4%              18.6%
Return on average invested assets                            9.43%          9.91%              9.92%
Life insurance in force                                $ 4,318,605    $ 3,661,747        $ 3,131,656
Number of agents                                               486            454                475

/1/ Per share amounts have been restated where appropriate to reflect 2-for-1 stock splits in June 1993 and June 1987.
/2/ Reflects effects of fresh start tax benefits of approximately $570,000, or $.03 per share in 1990.
/3/ Amounts for 1989 and prior have been restated to reflect adoption in 1989 of FASB statement No. 97.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the years ended December 31, 1997, 1996 and 1995:

                                  Years Ended December 31,
                       ---------------------------------------------
                            1997             1996            1995
                                  (in thousands, except share
                                     and per share data)
Revenues

  Premiums and
  policy charges        $  370,965      $   337,186     $   308,089
                        ==============================================
Net investment income   $   57,529      $    54,194     $    50,923
                        ==============================================
Total revenues          $  434,010      $   396,336     $   362,763
                        ==============================================
Net income
  Insurance operations  $   51,151      $    30,141     $    21,432

  Noninsurance operations    2,628            3,339           3,668
  Net realized
    investment gains         2,182            1,825             719

Corporate expenses          (3,167)          (3,116)         (3,500)
                        ----------------------------------------------
    Net income          $   52,794     $     32,189    $     22,318
                        ==============================================
    (Basic and Diluted)

    Net income per share     $1.29             $.79            $.55
                         ==============================================
Weighted average shares
    outstanding-Basic        40,787,047   40,786,561      40,785,912
                         ==============================================
               Diluted       40,930,894   40,843,548      40,810,979
                         ==============================================

     Premiums and policy charges increased 10.0% in 1997, 9.4% in 1996 and 24.7% in 1995. The growth in 1997 and 1996 is due primarily to increased property casualty business from production, rate increases and a low lapse ratio. In addition, premium growth was positively impacted in 1997 by a significant reduction in reinsurance premiums paid. The majority of the growth in 1995 is due to the amendment to the pooling agreement with the Alfa Mutual Companies effective October 1, 1994, which increased the allocation of the pooled business to Alfa Corporation (see Note 2 to the Consolidated Financial Statements). Net investment income grew 6.2% in 1997, 6.4% in 1996 and 11.8% in 1995 due to an increase in invested assets resulting from positive cash flows.

        Net income improved 64.0% in 1997 compared to 1996 and increased 44.2% in 1996 compared to 1995. The improved 1997 operating results have been in the property casualty business, primarily from significantly improved loss ratios. Such improvement was the result of initiatives which began in late 1996 and early 1997, but also is due to the absence of significant storm activity in 1997. The results in both 1996 and 1995 include the effects of significant catastrophic storms. In the fourth quarter of 1995, the effects of the single largest storm in the Company's history, Hurricane Opal, resulted in a $5.5 million fourth quarter net loss, the first quarterly loss ever sustained. The results for 1996 include the effects of significant first quarter storms, which resulted in a net loss for the first quarter of 1996 of $58 thousand. Comparatively, the effects of Opal and other storms in 1995 were much more significant than those in 1996, and therefore 1996 did have significant earnings improvement. Life insurance operating income decreased 2.5% in 1997 due to increased mortality rates after increasing 13.2% in 1996 due to a decline in death claims. In all years presented, favorable securities market conditions resulted in a significant increase in realized investment gains.

        Noninsurance operating income decreased 21.3% in 1997 due to declines in profits of the consumer finance and real estate subsidiaries, offset partially by improvement in earnings of the construction subsidiary. Noninsurance operating income decreased 9.0% in 1996 as a result of decreased profits in the construction and real estate subsidiaries.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, underwriting margin and operating income for the years ended December 31, 1997, 1996 and 1995:

                                        Years Ended December 31,
                               -----------------------------------------
                                   1997           1996            1995
                               -----------------------------------------
                                              (in thousands)
Earned premiums
  Personal lines                $315,650        $292,330        $270,109
  Commercial lines                11,772          11,231          10,606
  Pools, associations
    and fees                       4,014           3,905           3,709
  Reinsurance ceded               (1,130)         (8,527)        (11,435)
                               -----------------------------------------
      Total                     $330,306        $298,939        $272,989
                               ==========================================
Net underwriting
  income (loss)                $  28,061       $  (2,235)       $(12,198)
                               ==========================================
Underwriting margin                8.5%            (0.7%)          (4.5%)
                               ==========================================
Operating income               $  36,464       $  15,143       $   8,182
                               ==========================================

1997 Compared to 1996

     Earned premiums increased 10.5% in 1997 due to new business, rate increases, a low lapse ratio of 4.0% and a reduction in reinsurance premiums expense. As a result of the Company's new catastrophe protection program, the exposure to losses from significant weather events has been lessened for Alfa Corporation, reducing the need for and amount of reinsurance protection, thereby reducing such expenses.

        Operating income more than doubled in 1997 as a result of significantly improved underwriting results. The underwriting margin of 8.5% is due primarily to the improvement in the loss ratio from 73.8% in 1996 to 65.0% in 1997. The improvement is a result of both a reduction in significant storm related claims and from underwriting initiatives implemented during the last two years, including tightened underwriting standards, new underwriting guidelines and other measures.
        The expense ratio was 26.5% in 1997 compared to 26.9% in 1996. The Company has an ongoing expense focus that has positively impacted results, however, increased technology expenditures that are ongoing have partially offset the expense improvement.
        Invested assets grew 18.0% and investment income grew 7.6% in 1997 as result of positive cash flows in the property casualty subsidiaries. A significant factor in the growth in assets is the growth in market values of fixed maturities and equity securities and from short term borrowed funds held at December 31, 1997. Excluding these items, growth in assets approximates the growth rate in investment income.
        Risk-Based Capital measures were adopted by the property and casualty industry during 1994. These measures serve as a benchmark for the regulation of an organization's solvency by state insurance regulators. At December 31, 1997, the Company's property and casualty subsidiaries' Adjusted Capital calculated in accordance with NAIC Risk-Based Capital (RBC) guidelines was $171.7 million compared to the Authorized Control Level (Required) RBC of $16.0 million.

1996 Compared to 1995

        Earned premiums increased 9.5% in 1996 due to new business, rate increases, a low lapse ratio of 3.9% and a reduction in reinsurance premiums paid related to prior year fourth quarter reinsurance cost as a result of Hurricane Opal. However, due to the effects of storms in the first quarter of 1996, the Company had a $2.2 million net underwriting loss for the year.
        Claims from snow and ice in February, 1996 and tornados in March, 1996 combined to produce losses of $27.0 million for the entire Alfa Group pool. After taxes, the impact in 1996 on Alfa Corporation was approximately $11.4 million, or $0.28 per share. These storm losses compare favorably, however, to the fourth quarter of 1995 when the effects of Hurricane Opal produced the first quarterly loss ever for the Company.
        The Company and the other members of the Alfa Group intensified their studies of catastrophe financing alternatives in response to Hurricane Opal in 1995. As a result of such studies, the overall catastrophe financing program for the group was restructured. An amendment to the intercompany pooling agreement (see Note 2 to the Consolidated Financial Statements) changed the allocation of catastrophe costs among the members of the pool to better reflect the economics of catastrophe finance. The impact will be a reduction in the volatility of the Company's earnings caused by catastrophes. Had the restructured program been in place during all of 1996, the after tax catastrophe impact would have been reduced to $4.2 million, or $0.10 per share. Another effect is the reduction of expenditures for reinsurance protection as the exposure is reduced.
        Another factor affecting results is the non-storm loss ratio, which was 67.0% in 1996, up from 63.6% in 1995, primarily due to deterioration in the automobile line of business. Rate increases made in August, 1996, which had a modest impact in 1996, had a greater impact in 1997 as the business renewed. In addition, in 1996 the Company started an extensive risk review program and tightened underwriting guidelines and took other measures to improve the loss ratio.
        The expense ratio improved in 1996 due primarily to a reduction in technology and equipment costs and to improvement in employee benefit costs, partially offset by an increase in legal expenses.
        Invested assets grew 6.3% and investment income increased 6.0% in 1996 in the property casualty companies, offsetting the underwriting loss, and resulting in an 85% increase in operating income for the subsidiaries over 1995 when Opal occurred. In spite of the effects from the underwriting loss, the level of investments and investment income produced positive cash flows in 1996, which increased invested assets and investment income.


LIFE INSURANCE OPERATIONS

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the years ended December 31, 1997, 1996 and 1995:

                                      Years Ended December 31,
                                -----------------------------------
                                   1997        1996         1995
                                -----------------------------------
                                          (in thousands)
Premiums and policy charges
  Universal life
    policy  charges              $11,296     $10,075   $  8,789
  Universal life
    policy charges - COLI          1,858         -           -
  Interest sensitive life
    policy charges                 9,306       8,589      7,991
  Traditional life
    insurance premiums            19,958      18,931     17,700
  Group life
    insurance premiums            (1,759)        653        620
                                -----------------------------------
  Total                          $40,659     $38,248    $35,100
                                ===================================
Operating income                 $14,580     $14,952    $13,205
                                ===================================

1997 Compared to 1996

     In 1997, life insurance premiums and policy charges increased 6.3% and operating income decreased 2.5%. New premium production increased 6.7% and persistency remained high at 91.8%. The Company's Universal Life product continued to be the leading policy in new sales. Universal Life policy charges increased 12.1% in 1997. Policy charges on interest sensitive life increased 8.3% and traditional life insurance premiums increased 5.4%. Term products were the leading traditional product. First year term premiums increased 6.8% and renewal business increased 12.8% due to good persistency.
     Also, premiums and policy charges were impacted by a change in group life insurance, which is provided by Alfa Mutual Insurance Company, (Mutual), an affiliate, to its employees. In 1997, Mutual began utilizing corporate owned life insurance (COLI) using Alfa Life's Universal Life product. The result was an increase in policy charges of $1.9 million and a reduction in group premium for 1997 of $2.4 million, including an experience refund of premium reserves held by Life. Although these changes affected premium revenue growth rates, they did not have a material impact on earnings in 1997. Both the Company and the other members of the Alfa Group believe the new program will be mutually beneficial to results in the future.
     The primary factor in the decline in operating income was the mortality experience. Although the mortality ratio was favorable at 91% of expected in 1997, it increased from a more favorable 85% of expected in 1996 during which time total death claims increased $2.7 million or 30.7%. The Company's life insurance subsidiary incurred $1.5 million in additional expense in 1997 related to lawsuits. Premium taxes increased due to both the increase in premiums and an increase in the premium tax rate in 1997. The rate is scheduled to increase again in 1998 from 1.8% to 2.1% and to 2.3% in 1999 and thereafter. Otherwise, expense levels remained relatively flat.
      Investment income grew 8.2% in 1997 due to increased positive cash flows which increased invested assets 15.2%, largely due to the new COLI plan. The investment yield rate was lower in 1997, due to falling interest rates and due to investments in certain tax credits which lower investment income, but also lower income taxes, and have an overall positive impact on net income.
     At December 31, 1997 the life subsidiary's Adjusted Capital calculated in accordance with NAIC Risk-Based Capital (RBC) guidelines was $146.1 million compared to the Authorized Control Level (Required) RBC amount of $14.9 million. The Risk-Based Capital analysis serves as the benchmark for the regulation of life insurance enterprises' solvency by state insurance regulators.

1996 Compared to 1995

     In 1996, life insurance premiums and policy charges increased 9.0% and operating income increased 13.2%. New premium production increased 11.7% and persistency remained high at 92.3%. Total Universal Life Policy charges increased 14.6% in 1996.
        The primary factor in the growth in operating income was the mortality experience. Not only did the already favorable mortality ratio improve from 86% of expected in 1995 to 85% in 1996, total death claims declined 6.0%. Expense levels remained relatively flat except for a slight increase in legal expenses and an increase in premium tax due to both the increase in premiums and an increase in the rate.
     Investment income grew 5.9% in 1996 due to increased positive cash flows which increased invested assets 7.6%. The investment yield rate was lower in 1996, due primarily to an investment in certain tax credits which lowered income taxes and had an overall positive impact on income.

NONINSURANCE OPERATIONS

1997 Compared to 1996

     Noninsurance earnings declined 21.3% in 1997 due primarily to a decrease of 22.2% or approximately $680,000 in net income in the consumer finance subsidiary. An 8.6% decrease in the loan portfolio to $56.2 million combined with a decline in the overall portfolio yield rate of 30 basis points resulted in a 16.8% decrease in interest income. Additionally, net leasing revenue decreased 13.8%. The real estate sales subsidiary's earnings were down $74,292, or 49.0% in 1997 due to a reduction in both commercial and residential sales activity. Partially offsetting these declines was a 43.9%, or $44,592 increase in construction income.

1996 Compared to 1995

     Noninsurance earnings decreased 9.0% in 1996. Most significant was a 75% decline in net income in the construction subsidiary, or approximately $352,000. A 65% decline in net commercial income was the result of a significant commercial project in 1995 that was completed in 1996. Residential activity also declined 4% in 1996. Another factor in the earnings decrease was a decline of approximately $92,000, or 38% in the real estate sales subsidiary, both from residential and commercial activity. Partially offsetting these declines was a 3.9% increase in earnings in the consumer finance subsidiary. Although the loan portfolio decreased 14% to $61.5 million and leasing revenues declined 4% in 1996, the cost of funds also declined resulting in a slight improvement in net interest income. In addition to the improvement from interest income, a decline in expenses, primarily legal expense, also improved net income.

CORPORATE

     Interest expense on short term corporate debt is the primary corporate expense for each year presented. Interest expense totaled $1.8 million in 1997, $1.8 million in 1996 and $2.0 million in 1995. The decrease in interest expense in 1996 is due to a decrease in interest rates on the outstanding debt. At December 31, 1997, corporate debt was $33.5 million at an average rate of 5.9%. The remaining corporate expenses represent general operating expenses. These expenses raised total corporate expense to $3.2 million in 1997, $3.1 million in 1996, and $3.5 million in 1995.

INVESTMENTS

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yield rates. Information about cash flows, invested assets and yield rates is presented below for the years ended December 31, 1997, 1996 and 1995:

                                                Years Ended December 31,
                                           -----------------------------------
                                             1997           1996         1995
                                           -----------------------------------

Increase (decrease) in
  cash flow from operations                  35.9%          14.0%       (2.8%)
Increase in invested assets                  16.0%           5.3%       17.1%
Investment yield rate                         7.1%           7.6%        7.7%
Increase in net
  investment income                           6.2%           6.4%       11.8%

     The 35.9% increase in positive cash flow from operations is due primarily to improved operating results in the Company's property and casualty subsidiaries, which had an increase of over $30 million in underwriting income due to lower loss ratios and an absence of storm losses in 1997. In addition, the new COLI plan in the life insurance subsidiary provided approximately $10 million in additional cash flow. As a result of these positive cash flows, invested assets grew 12.5% (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 6.2%. The overall yield rate, calculated using amortized cost, has declined as maturing investments are reinvested at lower rates due to a decline in interest rates generally.
     Positive cash flow from operations increased 14.0% in 1996 due entirely to the impact on cash flows of Hurricane Opal, which occurred in October, 1995. Prior to the fourth quarter of 1996, positive cash flows had decreased as a result of significant first quarter storms. The overall increase in positive cash flow in 1996 increased invested assets 7.4% excluding the market value impact of SFAS 115, using amortized cost in both periods. Net investment income increased 6.4% over 1995. The yield rate, calculated using amortized cost, was relatively flat compared to 1995. Positive cash flow decreased 2.8% in 1995 due primarily to the effects of Hurricane Opal.
     The Company had realized investment gains of approximately $3.4 million in 1997, $2.8 million in 1996 and $1.1 million in 1995. These gains are from sales of equity securities, gains in the Company's covered call option writing program and gains from sales of fixed maturities available for sale.
     The composition of the Company's investment portfolio is as follows at December 31, 1997 and 1996:


                                            December 31,
                                -------------------------------------
                                      1997                 1996
                                -------------------------------------
Fixed maturities
  Taxables
    Mortgage backed (CMOs)            30.2%                30.2%
    Corporate bonds                   29.6                 29.1
                               -------------------------------------
      Total taxable                   59.8                 59.3
  Tax exempts                         11.6                  9.9
                               -------------------------------------
      Total fixed maturities          71.4                 69.2
                               -------------------------------------
Equity securities                     11.3                 10.8
Mortgage loans                          .1                   .1
Real estate                             .2                   .2
Policy loans                           3.4                  3.6
Other long term investments           11.2                 11.6
Short term investments                 2.4                  4.5
                               -------------------------------------
                                     100.0%               100.0%
                               =====================================


        The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. In 1997 and 1996, the Company increased its investments in tax-exempt and mortgage backed securities and in 1997 decreased the level of short term investments. In addition, the decline in other long term investments was due to a drop in the consumer loan portfolio of approximately 8.6%.
        The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at December 31, 1997 and 1996:
                                             December 31,
                                        ----------------------
                                         1997            1996
                                        ----------------------

AAA to A-                                87.1%           87.7%
BBB+ to BBB-                             12.3            11.6
BB+ and below (below investment grade)    0.6             0.7
                                        ----------------------
                                        100.0%          100.0%
                                        ======================

        Approximately 0.29% of the fixed maturity portfolio was not rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).
        At December 31, 1997, approximately 42.2% of fixed maturities were mortgage backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the

Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a periodic review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At December 31, 1997, the Company's total portfolio of fixed maturities had gross unrealized gains of $35.8 million and gross unrealized losses of $3.1 million. Securities are priced by nationally recognized pricing services or by broker/dealers securities firms. Only 0.29% were priced by the Company.
        During 1997, the Company sold approximately $26.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $714,990 and gross realized losses of $61,526. During 1996, the Company sold approximately $85.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $572,686 and gross realized losses of approximately $3.6 million.
        The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At December 31, 1997 and 1996, the Company had unrealized gains of approximately $5.5 million and $822 thousand, respectively, in such investments.
     During 1997, the Company had no disposals of high yield debt securities. However, in 1996 a net loss of $1,250 was recognized on a disposal. In 1997 the Company wrote down two bond issues totaling $497,493 and four equity securities totaling $429,347 whose declines in value were deemed to be other than temporary. Similarly, in 1996 the Company wrote down one bond issue totaling $420,345 and four equity securities totaling $2.0 million. At December 31, 1997 and 1996, there were no nonperforming bonds in the portfolio.
     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary. These loans are collateralized by automobiles and other property. At December 31, 1997, the delinquency ratio on the loan portfolio was 2.19%, or $1.1 million. Loans charged off in 1997 totaled $416,267 or 0.8% of the average outstanding loan portfolio. At December 31, 1997, the Company maintained an allowance for loan losses of $584,178 or approximately 1.1% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES

     The effective tax rate was 31.3% in 1997, 29.8% in 1996, and 28.0% in 1995. The increase in income tax expense in 1997 over 1996 and in 1996 compared to 1995 is due primarily to the increase in income before provision for income taxes in both years. The increase in the effective rate is due to the relative mix of taxable versus tax-exempt income. The effective rate has also been impacted by the Company's investment in certain tax credits which has lowered income tax expense.


IMPACT OF INFLATION

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

LIQUIDITY AND CAPITAL RESOURCES

     Alfa Corporation receives funds from its subsidiaries consisting of dividends, payments for funding federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used for paying dividends to stockholders, corporate interest and expenses, federal income taxes, and for funding additional investments in its subsidiaries' operations.
     Alfa Corporation's subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to Alfa Corporation. The major sources of the Company's liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company's investment portfolio consists of readily marketable securities which can be sold for cash. Based on a review of the Company's matching of asset and liability maturities and on the interest sensitivity of the majority of policies in force, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.
     On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant of options to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996 and 75,000 options on February 18, 1997. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At December 31, 1997, there had been 3,800 options exercised, 884,188 options were exercisable and 55,400 had been cancelled leaving 957,000 options available for grant under the plan.
     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At December 31, 1997, the Company had repurchased 1,097,600 shares at a cost of $4,630,770. The Company has reissued 3,800 treasury shares as a result of option exercises.
     Total borrowings increased $15 million in 1997 to $101.6 million. During the first quarter of 1995, the Company began issuing commercial paper which replaced the majority of the short term debt. At December 31, 1997, the Company had approximately $89.5 million in commercial paper at rates ranging from 5.92% to 5.95% with maturities ranging from January 27, 1998 to February 6, 1998. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $90 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $10.1 million in short-term debt outstanding to affiliates at December 31, 1997 with interest equal to commercial paper rates payable monthly and $2.0 million outstanding in other short-term debt at a rate of 3.6%.
     Cash surrenders paid to policyholders on a statutory basis totaled $10.9 million in 1997 and $10.2 million in 1996. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in 1997, 1996 and 1995. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At December 31, 1997, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $285.3 million.
     The Company's business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company's financial condition and operating results. However, the Company's current catastrophe protection program, which began November 1, 1996, reduced the earnings volatility caused by such catastrophe exposures.
     Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama's low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future.

FINANCIAL ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130) in June 1997. Comprehensive Income is defined as net income and all other changes in stockholders' equity exclusive of dividends to stockholders. The primary additional component will be unrealized gains and losses. SFAS 130 will require comprehensive income and its components to be prominently displayed in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Alfa Corporation will adopt SFAS 130 in the first quarter of 1998.
     The FASB also issued SFAS No. 131 "Disclosures About Segments of An Enterprise and Related Information" (SFAS 131) in June 1997. This standard requires public companies to disclose segment information using an approach based on how management operates the Company's business. Management believes the effect of SFAS 131 on the disclosures by Alfa Corporation will not be significant. SFAS 131 is effective for years beginning after December 15, 1997. Alfa Corporation will adopt SFAS 131 in the first quarter of 1998.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

EXECUTIVE OFFICES
2108 East South Boulevard
Montgomery Alabama 36116-2015
Telephone: (334) 288-3900 FAX: (334) 288-0905

FORM 10-K
The Company's Form 10-K, as filed with the Securities and Exchange Commission, may be obtained by writing:
Al Scott, Secretary
Alfa Corporation
P.O. Box 11000
Montgomery Alabama 36191-0001

COMMON STOCK
The common stock of Alfa Corporation is traded on the NASDAQ
National Market System under the symbol ALEN. Alfa Corporation has approximately 3. 100 stockholders of record. Newspaper listings of NASDAQ stocks list Alfa Corporation as AlfaCp.

STOCK TRANSFER AGENT
AmSouth Bank
Corporate Securities Services
P.O. Box 11426
Birmingham. Alabama 35202 (205)560-7456

STOCK PRICE AND DIVIDEND INFORMATION
--------------------------------------------------------------------------
                                                                 DIVIDENDS
1997                                      HIGH         LOW       PER SHARE
--------------------------------------------------------------------------
FIRST QUARTER                            $ 13 1/4  $  11 1/4     $.0975
SECOND QUARTER                             14 1/2     11 1/4      .10
THIRD QUARTER                              16 1/4     13 1/4      .10
FOURTH QUARTER                             18 1/8     15 3/8      .10
--------------------------------------------------------------------------
                                                                 DIVIDENDS
1996                                      HIGH         LOW       PER SHARE
--------------------------------------------------------------------------
First Quarter                            $ 16 1/4  $  12 1/2     $.095
Second Quarter                             14         10 7/8      .0975
Third Quarter                              13 1/4     10 1/4      .0975
Fourth Quarter                             14 1/4     10 3/4      .0975


The Company has paid cash dividends annually since 1974 and quarterly since September 1977. There are no restrictions on the Company's present or future ability to pay dividends other than the usual statutory restrictions. There is a present expectation that the dividends will continue to be paid in the future, provided that operations of the Company continue to be profitable.

DIVIDEND REINVESTMENT PLAN
Alfa Corporation stockholders can reinvest their dividends in additional shares of stock and also may purchase additional shares with optional cash payments. Alfa Corporation pays all costs and brokerage fees related to the purchases under the plan. For more information contact Investor Relations at the above address or call AmSouth Bank at (205)560-7456.

DEBT RATINGS

                           Standard       Moody's
                           & Poor's  Investors Service
                           ---------------------------
Alfa Corporation
  Commercial Paper           A-I+           P-1

INDEPENDENT ACCOUNTANTS
KPMG Peat Marwick LLP
Financial Center
Suite 1200
Birmingham, Alabama 35203


FOR FINANCIAL INFORMATION PLEASE CONTACT:
Donald Price
Senior Vice President, Finance

ADDITIONAL INFORMATION PLEASE CONTACT:
John D. Holley
Vice President and Controller


NASDAQ MARKET MAKERS
Goldman, Sachs & Co.
Herzog, Heine, Geduld, Inc.
J. C. Bradford & Co.
Mayer & Schweitzer, Inc.
The Robinson-Humphrey Company, Inc.
Ryan Beck & Co., Inc.
Sterne, Agee & Leach, Inc.

ANNUAL MEETING
The Annual Meeting of Alfa Corporation stockholders will be held at 10:00 a.m., Thursday, April 16. 1998, in the auditorium of the Company's executive offices in Montgomery.