Form 10-Q
period 1998-03-31
ALFA CORP
filed 1998-05-15
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1998  Commission File Number 0-11773


                               ALFA CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


      Delaware                                                       063-0838024
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail: P. O Box 11000, Montgomery, Alabama   36191-0001)
-------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                               (334) 288-3900
                                                                  --------------

            None
-----------------------------------

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

                                    Yes      X         No_________
                                        --------------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


          Class                                       Outstanding March 31, 1998
-----------------------------                         --------------------------
Common Stock, $1.00 par value                             40,810,112 shares

                               ALFA CORPORATION

                                     INDEX


Part I.   Financial Information                                        Page No.
                                                                       --------
          (Consolidated Condensed Unaudited)

     Item 1.   Financial Statements

          Balance Sheets -- March 31, 1998 and
          December 31, 1997                                                 3

          Statements of Income, Three Months
          ended March 31, 1998 and 1997                                     4

          Statements of Cash Flows, Three Months
          ended March 31, 1998 and 1997                                     5


          Notes to Financial Statements                                     6

     Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

Part II. Other Information                                                 17

     Item 6.

          Exhibits and Reports on Form 8-K                                 17

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                   --------------------------------------
                                                                             1998              1997
                                                                   --------------------------------------
Assets                                                                 (Unaudited)
 Investments:
   Fixed Maturities Held for Investment, at amortized cost
    (market value $1,992,767 in 1998 and $2,154,921 in 1997         $    1,863,577        $    2,011,449
   Fixed Maturities Available for Sale, at market value
    (amortized cost $721,440,067 in 1998 and $699,018,965
    in 1997)                                                           753,520,044           731,550,744
   Equity Securities, at market (cost $57,522,872
    in 1998 and $55,893,931 in 1997)                                   131,162,106           116,133,472
   Mortgage Loans on Real Estate                                           506,993               566,783
   Investment Real Estate (net of accumulated
     depreciation of $1,531,898 in 1998 and
     $1,514,117 in 1997)                                                 1,699,666             1,718,175
    Policy Loans                                                        36,065,600            34,900,547
   Other Long-term Investments                                          96,633,879           115,727,331
   Short-term Investments                                               34,306,806            25,051,026
--------------------------------------------------------------------------------------------------------
     Total Investments                                               1,055,758,671         1,027,659,527
Cash                                                                     3,135,749             5,820,597
Accrued Investment Income                                               11,330,648            11,114,372
Accounts Receivable                                                     10,273,021            11,472,193
Reinsurance Balances Receivable                                          1,360,840             1,132,011
Due from Affiliates                                                      8,259,732             2,505,157
Deferred Policy Acquisition Costs                                      108,355,037           105,855,585
Other Assets                                                             4,202,178             4,506,360
--------------------------------------------------------------------------------------------------------
     Total Assets                                                   $1,202,675,876        $1,170,065,802
========================================================================================================
Liabilities
   Policy Liabilities and Accruals                                  $  522,164,326        $  498,387,318
   Unearned Premiums                                                   100,889,888            97,669,270
   Dividends to Policyholders                                            9,032,128             9,024,751
   Premium Deposit and Retirement Deposit Funds                          6,343,641             6,488,037
   Deferred Income Taxes                                                43,581,490            38,812,842
   Other Liabilities                                                    43,493,244            35,120,449
   Commercial Paper                                                     63,449,930            89,521,729
   Notes Payable                                                           107,728             1,978,024
   Notes Payable to Affiliates                                          10,013,328            10,132,188
--------------------------------------------------------------------------------------------------------
     Total Liabilities                                                 799,075,703           787,134,608
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
 Preferred Stock, $1 par value
   Shares authorized: 1,000,000
   Issued: None
Common Stock, $1 par value
   Shares authorized:  110,000,000
   Issued:  41,891,512
   Outstanding:  1998 - 40,810,112; 1997 - 40,789,712                   41,891,512            41,891,512
Capital in Excess of Par Value                                          21,438,123            21,301,198
Net Unrealized Investment Gains
   (Less applicable deferred income taxes)                              65,494,675            56,929,966
Retained Earnings                                                      279,285,383           267,420,813
Treasury Stock: at cost (1998-1,081,400 shares;                     $   (4,509,520)       $   (4,612,295)
   1997-1,101,800 shares)
--------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                        403,600,173           382,931,194
--------------------------------------------------------------------------------------------------------
     Total Liabilities and
     Stockholders' Equity                                           $1,202,675,876        $1,170,065,802
========================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                              1998            1997
                                                          --------------------------
Revenues
Premiums and Policy Charges                                $97,036,509   $90,484,238
Net Investment Income                                       15,518,593    13,999,062
Realized Investment Gains                                    2,578,668     3,255,068
Other Income                                                   619,219       550,388
------------------------------------------------------------------------------------
Total Revenues                                             115,752,989   108,288,756
------------------------------------------------------------------------------------
Benefits and Expenses
Benefits & Settlement Expenses                              68,900,453    67,646,425
Dividends to Policyholders                                     901,577       880,195
Amortization of Deferred Policy
Acquisition Costs                                           14,355,607    13,743,437
Other Operating Expenses                                     8,185,752     7,080,308
------------------------------------------------------------------------------------
Total Expenses                                              92,343,389    89,350,365
------------------------------------------------------------------------------------

Income Before Provision for Income Taxes                    23,409,600    18,938,391

Provision for Income Taxes                                   7,349,358     5,884,144
------------------------------------------------------------------------------------

Net Income                                                 $16,060,242   $13,054,247
====================================================================================

Net Income Per Share - Basic and Diluted                   $      0.39   $      0.32
====================================================================================

Operating Income                                           $14,384,108   $10,938,453

Operating Income Per Share - Basic and Diluted             $      0.35   $      0.27

Average Shares Outstanding - Basic                          40,796,961    40,786,712

Average Shares Outstanding - Diluted                        41,054,230    40,841,571
====================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                              1998            1997
                                                          --------------------------
 Net Income                                                $16,060,242   $13,054,247
 Other Comprehensive Income, net of tax:
  Unrealized Investment Gain on Securities Available for
   Sale                                                     10,240,843    (5,753,898)
  Less: Realized Investment Gains                            1,676,134     2,115,794
------------------------------------------------------------------------------------

   Total Other Comprehensive Income                          8,564,709    (7,869,692)
------------------------------------------------------------------------------------

   Total Comprehensive Income                              $24,624,951   $ 5,184,555
====================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                       4a

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                             ----------------------------------------
                                                                                      1998                1997
                                                                             ----------------------------------------
Cash Flows From Operating Activities:
Net Income                                                                        $ 16,060,242          $ 13,054,247

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Policy Acquisition Costs Deferred                                                (16,752,518)          (16,168,785)
  Amortization of Deferred Policy Acquisition Costs                                 14,355,607            13,743,437
  Depreciation and Amortization                                                        864,956             1,113,138
  Provision for Deferred Taxes                                                         466,376               191,221
  Interest on Policyholders' Funds                                                   3,702,501             3,607,596
  Net Realized Investment Gains                                                     (2,578,668)           (3,255,068)
  Other                                                                                  4,037              (844,594)
  Changes in Operating Assets and Liabilities:
    (Increase) in Accrued Investment Income                                           (216,276)             (422,210)
    Decrease in Accounts Receivable                                                    842,184             2,044,734
    (Increase) Decrease in Reinsurance Balances Receivables                           (228,829)              525,984
    (Increase) in Amounts Due From Affiliates                                       (5,754,575)           (5,331,284)
    Decrease in Other Assets                                                           304,182               680,584
    Increase in Liability for Policy Reserves                                        3,684,050             1,835,439
    Increase in Liability for Unearned Premiums                                      3,220,618             2,915,136
    (Decrease) in Amounts Held for Others                                             (137,019)             (232,203)
    Increase in Other Liabilities                                                    8,458,335             5,337,540
                                                                             -----------------        --------------
    Net Cash Provided by Operating Activities                                       26,295,203            18,794,912
                                                                             -----------------        --------------
Cash Flows From Investing Activities:
  Maturities and Redemptions of Fixed Maturities Held for Investment                   147,739               161,626
  Maturities and Redemptions of Fixed Maturities Available for Sale                 11,936,077             8,094,623
  Maturities and Redemptions of Other Investments                                   45,336,811            23,395,766
  Sales of Fixed Maturities Available for Sale                                      16,049,438             4,327,188
  Sales of Other Investments                                                        17,690,248            15,617,161
  Purchase of Fixed Maturities Available for Sale                                  (50,155,594)          (52,322,988)
  Purchase of Other Investments                                                    (45,572,794)          (35,197,411)
  Net (Increase) Decrease in Short-term Investments                                 (9,303,150)           11,279,979
  Net (Increase) Decrease in Receivable/Payable on Securities                          503,815            (3,081,720)
                                                                             -----------------        --------------
Net Cash Used in Investing Activities                                              (13,367,410)          (27,725,776)
                                                                             -----------------        --------------
Cash Flows From Financing Activities:
  (Decrease) in Commercial Paper                                                    26,071,799)           (4,395,641)
  (Decrease) in Notes Payable                                                       (1,870,296)              (57,315)
  Increase (Decrease) in Notes Payable to Affiliates                                  (118,860)              456,710
  Stockholder Dividends Paid                                                        (4,079,832)           (3,976,704)
  Proceeds from Exercise of Stock Options                                              239,700
  Deposits of Policyholders' Funds                                                  25,690,284            24,250,249
  Withdrawal of Policyholders' Funds                                                (9,401,838)           (8,581,183)
                                                                             -----------------        --------------
    Net Cash Provided by (Used in) Financing Activities                            (15,612,641)            7,696,116
                                                                             -----------------        --------------
Net (Decrease) in Cash                                                              (2,684,848)           (1,234,748)
Cash - Beginning of Period                                                           5,820,597             4,424,123
                                                                             -----------------        --------------
Cash - End of Period                                                              $  3,135,749          $  3,189,375
                                                                             =================        ==============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of March 31 for:
   Interest                                                                       $  1,283,292          $  1,252,107
   Income Taxes                                                                   $          -          $    994,566
                                                                             ---------------------------------------

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
        NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                MARCH 31, 1998

1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

      In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to March 31, 1998 classifications and descriptions.

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

     Certain legal proceedings involving policyholders and agents are in process
at March 31, 1998.   Costs for these and similar legal proceedings including
accruals for outstanding cases was $567,000 in the first quarter of 1998 and $230,000  in the similar period in 1997.  These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these cases is
not possible to predict.   Based upon information presently available,
applicable law and defenses available to the Company, management does not consider material losses which might arise from pending litigation to be probable of occurrence . Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

4.  COMPREHENSIVE INCOME
    --------------------

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130) in June 1997. Comprehensive Income is defined as net income and all other changes in stockholders' equity from transactions and events arising from non-owner sources. The primary additional component for Alfa Corporation is unrealized investment gains and losses. The Company adopted SFAS130 on January 1, 1998.


5.  SEGMENT INFORMATION
    -------------------

     In June 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise uses to assess performance and make decisions about resource allocation. The statement also prescribes the disclosures to be made about products, services, geographic areas and other information. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS131 as of January 1, 1998.


6.  Subsequent Event

    On April 8, 1998, tornadoes and hail spawned by severe weather in the Birmingham, Alabama area resulted in significant damage to Alfa insureds. The current estimate of the gross amount of claims for the Alfa Group is approximately $12.5 million. The impact of these claims on Alfa Corporation will be approximately $6.5 million, or $0.10 per share, net of reinsurance and taxes, based upon the intercompany pooling arrangement and Alfa group-wide reinsurance protection. The full impact will be included in the Company's second quarter results which will reported in mid-July, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the three months ended March 31, 1998 and 1997:

                                                             THREE  MONTHS  ENDED
                                                                  MARCH 31,
                                                    --------------------------------------
                                                        1998          1997       % CHANGE
                                                    ------------  ------------  ----------
                                                                (in thousands)
Premiums and policy charges                         $    97,037   $    90,484          7%
                                                    =====================================

Net investment income                               $    15,519   $    13,999         11%
                                                    =====================================

Total revenues                                      $   115,753   $   108,289          7%
                                                    =====================================

NET INCOME
  Insurance operations                              $    14,713   $    10,847         36%
  Noninsurance operations                                   670           768        (13%)
  Net realized investment gains                           1,676         2,116        (21%)
  Corporate expenses                                       (999)         (677)       (48%)
                                                    -------------------------------------
        Net income                                  $    16,060   $    13,054         23%
                                                    =====================================

        Net income per share - Basic and Diluted          $0.39         $0.32         23%
                                                    =====================================

Weighted average shares outstanding- Basic           40,796,961    40,786,712
                                                    =========================
Weighted average shares outstanding - Diluted        41,054,230    40,841,571
                                                    =========================

     Total premiums and policy charges increased 7% in the first quarter of 1998 due primarily to increased property casualty business. Net investment income increased 11% over the first quarter of 1997 while invested assets increased 2.7% in the three months since December 31, 1997 resulting from increased positive cash flows in the first quarter.

     The Company's net income increased 23% in the first quarter of 1998 due primarily to improved operating results in the property and casualty business. Life insurance operations also had improved results in the first quarter of 1998. Realized investment gains were down in the first quarter of 1998 compared to more significant gains in the similar period last year, primarily from sales of equity securities. Such gains are the result of market conditions and can fluctuate from period to period.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis combined ratio, underwriting margin and operating income for the three months ended March 31, 1998 and 1997:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                  -------------------------------
                                    1998       1997     % CHANGE
                                  -------------------------------
                                          (in thousands)
Earned Premiums
  Personal lines                  $80,964     $77,204        4.9%
  Commercial lines                  3,018       2,880        4.8%
  Pools, associations and fees      1,021       1,008        1.3%
  Reinsurance ceded                  (291)       (264)      10.3%
                                  -------------------------------

      Total                       $84,712     $80,828        4.8%
                                  ===============================

Net underwriting income           $ 9,491     $ 5,080       86.9%
                                  ===============================

GAAP basis combined ratio            88.8%       93.7%
                                  ====================

Underwriting margin                  11.2%        6.3%
                                  ====================

Operating income                  $11,192     $ 7,664       46.0%
                                  ===============================

     Earned premiums increased 4.8% in the first quarter of 1998 due to the impact of prior year rate changes, new business and a low lapse ratio of 4.1%. Operating results in the first quarter of 1998 increased 46.0% to $11.2 million due primarily to the growth in underwriting income. The underwriting margin of 11.2% is the result of a 63% loss ratio and a 25.8% expense ratio compared to a loss ratio of 68% and an expense ratio of 25.6% in the first quarter of 1997. The loss ratio improvement was due to an improved loss ratio of 60% for the quarter in the auto line of business which accounts for over 65% of property casualty premiums. Expenses have generally continued to improve, however, additional technology costs caused a slight overall increase in the expense ratio. The Company had no significant storm related losses in the first quarter of 1998 or 1997. Net investment income was up 11.4% in the first quarter of 1998 due to increased positive cash flow from improved underwriting results which has increased invested assets.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the three months ended March 31, 1998 and 1997:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ----------------------------
                                             1998      1997    % CHANGE
                                            -------  --------  ---------
                                                   (in thousands)
Premiums and policy charges
  Universal life policy charges             $ 3,006  $ 2,851          5%
  Universal life policy charges - COLI        1,105      953         16%
  Interest sensitive life policy charges      2,423    2,305          5%
  Traditional life insurance premiums         5,542    5,415          2%
  Group life insurance premiums                 249   (1,868)       113%
                                            ----------------------------
       Total                                $12,325  $ 9,656         28%
                                            ============================

Operating income                            $ 3,521  $ 3,183         11%
                                            ============================

     The Company's life insurance premiums and policy charges increased 28% in the first quarter of 1998. Premiums and policy charges were significantly impacted by a change in 1997 in group life insurance, which is provided by Alfa Mutual Insurance Company, (Mutual), an affiliate, to its employees. In 1997, Mutual began utilizing corporate owned life insurance (COLI) using Alfa Life's universal life product. The result was an increase in policy charges of $953,000 and a net reduction in group term premium of $1.9 million, including an experience refund of premium reserves held by Life. Although these changes affected premium revenue growth rates, they did not have a material impact on earnings in the first quarter of 1998 or 1997. Both the Company and the other members of the Alfa Group believe the new program will be mutually beneficial to results in the future.

     Excluding the impact on premiums from such business, the premium growth rate for the quarter was 3.8%. New business premium increased 6.2% for the period, primarily from sales of universal life policies. The persistency rate remained high at 91.8%.

      Life insurance operating income increased approximately 11% in the first quarter of 1998. Although mortality was 110% of expected in the period, which compared unfavorably to the 94% mortality ratio in the first quarter of 1997, the impact of increased positive cash flows resulted in an 11.7% increase in net investment income. Invested assets have increased over 19% since March 31, 1997. An increase in general expenses partially offset the growth in income due primarily to increases in lawsuit costs of $310,000 and increased premium taxes of $125,000.

Premium taxes increased due to both the increase in premiums and an increase in the premium tax rate. The rate has increased in 1998 from 1.8% to 2.1% and will increase to 2.3% in 1999 and thereafter.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings declined 12.8% in the first quarter of 1998 due primarily to a decrease of 14.2% or approximately $104,000 in net income in the consumer finance subsidiary. A 5.3% decrease in the loan portfolio to $56.9 million combined with a decline in the overall portfolio yield rate of 33 basis points resulted in a 4.4% decrease in loan and leasing income. The real estate sales subsidiary's earnings were down $22,000, or 55.0% in 1998 due to a reduction in both commercial and residential sales activity. Partially offsetting these declines was a $31,000 increase in construction income.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first three months of 1998 was approximately $464,000 compared to approximately $433,000 for the similar period in 1997. The increase in interest expense is due to the increase in the average balance outstanding. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time. The increase in other corporate expenses in the first quarter is due to an increase in legal expenses in the period of approximately $300,000.


INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 1998 and 1997:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Increase in cash flow from operations since March 31, 1997 and 1996          39.9%      10.0%
Increase in invested assets since January 1, 1998 and 1997                    2.7%       1.5%
Investment yield rate (annualized)                                            7.0%       7.3%
Increase in net investment income since March 31, 1997 and 1996              11.0%       4.0%

        The 39.9% increase in positive cash flow from operations is due primarily to improved operating results in the Company's property and casualty subsidiaries, which had an increase of over $4.4 million in underwriting income due to lower loss ratios. In addition, the COLI plan in the life insurance subsidiary provided additional cash flow. As a result of these positive cash flows, invested assets grew 2.7% since January 1, 1998 and 17.4% since March 31, 1997 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 11.0%. The overall yield rate, calculated using amortized cost, has declined as maturing investments are reinvested at lower rates due to a decline in interest rates generally. The Company had net realized investment gains of approximately $2.6 million in the first three months of 1998 and $3.3 million in the similar period in 1997. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at March 31, 1998 and December 31,1997:

                                            MARCH 31,   DECEMBER 31,
                                            ----------  -------------
                                              1998         1997
                                            ----------  -------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)         30.5%          30.2%
               Corporate bonds                 29.8           29.6
                                              --------------------
                 Total taxable                 60.3           59.8
             Tax exempts                       11.2           11.6
                                              --------------------
                  Total fixed maturities       71.5           71.4
                                              --------------------
           Equity securities                   12.4           11.3
           Mortgage loans                       0.1            0.1
           Real estate                          0.2            0.2
           Policy loans                         3.4            3.4
           Other long term investments          9.2           11.2
           Short term investments               3.2            2.4
                                              --------------------
                                              100.0%         100.0%
                                              ====================

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the mix of investments has remained stable with some new cash flows invested short term and with changes due to increased market values in equities. Long term investments decreased due primarily to a reduction in amounts due from Alfa Mutual Insurance Company, an affiliate.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 1998 and December 31, 1997:

                                             MARCH 31,   DECEMBER 31,
                                             ----------  -------------
                                               1998         1997
                                             ----------  -------------
RATING
------
AAA to A-                                       88.7%         87.1%
BBB+ to BBB-                                    10.7          12.3
BB+ and Below (Below investment grade)           0.6           0.6
                                               --------------------
                                               100.0%        100.0%
                                               ====================

    Approximately 0.3% of the fixed maturity portfolio was not rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At March 31, 1998, approximately 42.7% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a periodic review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At March 31, 1998 the Company's total portfolio of fixed maturities had gross unrealized gains of $35,225,841 and gross unrealized losses of $3,016,674. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Only 0.3% were priced by the Company.

     During the first quarter of 1998, the Company sold approximately $16.0 million in fixed maturities available for sale. These sales resulted in gross realized losses of $11,428. During the first quarter of 1997 the Company sold approximately $4.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $75,182.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At March 31, 1998, the Company had unrealized gains of approximately $6.7 million in such investments.

     During the first quarter of 1998, the Company had no disposals of high yield debt securities. At March 31, 1998, there were no securities whose declines in value were deemed to be other than temporary and there were no nonperforming bonds in the portfolio.

     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary. These loans are collateralized by automobiles and other property. At March 31, 1998 the delinquency ratio on the portfolio was 1.87%, down from 2.19% at December 31, 1997. Loans charged off in the first quarter of 1998 totaled $58,175 or 0.1% of the outstanding loan balance. At March 31, 1998, the Company maintained an allowance for loan losses of $584,178 or approximately 1.1% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.


INCOME TAXES
------------

     The increase in income tax expense in the first quarter of 1998 is the result of the increase in income before provision for income taxes, which improved $4.5 million due primarily to the impact of improved loss ratios and increased property casualty underwriting results. The effective tax rate in the first quarter of 1998 was 31.4% compared to 31.3% for the full year 1997 and 31.1% for the first quarter of 1997.

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

     Alfa Corporation's subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to Alfa Corporation. The major sources of the Company's liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company's investment portfolio consists of readily marketable securities. Based on a review of the Company's matching of asset and liability maturities and of the interest sensitivity of the majority of policies in force, management believes the exposure to loss from interest rate fluctuations is not significant.

     On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996, 75,000 options on February 18, 1997 and 452,500 options on March 23, 1998. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. Through March 31, 1998, 24,200 options had been exercised, 915,456 options were exercisable and 55,400 had been canceled leaving 504,500 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. Through December 31, 1997, the Company had repurchased 1,097,600 shares at a cost of $4,630,770 and has reissued 24,200 treasury shares as a result of option exercises.

     Total borrowings decreased $28.1 million in the first quarter of 1998 to $73.6 million. At March 31, 1998 the Company had approximately $63.4 million in commercial paper at rates ranging from 5.55% to 5.60% with maturities ranging from April 9, 1998 to May 6, 1998. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $80 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $10.0 million in short-term debt outstanding to affiliates at March 31, 1998 with interest equal to commercial paper rates payable monthly and $107,728 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $2.8 million in the first quarter of 1998 and $2.6 million for the first three months of 1997. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 1998 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $302.4 million.

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

          ALFA CORPORATION


Date    5/15/98                  By:  /s/  Goodwin L. Myrick
    ----------------                  ------------------------------------------
                                           Goodwin L. Myrick
                                           President


Date    5/15/98                  By:  /s/  Donald Price
    ---------------                   -----------------------------------------
                                           Donald Price
                                           Senior Vice President, Finance
                                           (Chief Financial Officer)

Date   5/15/98                  By: /s/   John Holley
    ---------------                ---------------------------------------------
                                           John Holley
                                           Vice President and Controller
                                           (Chief Accounting Officer)