Form 10-Q
period 1998-06-30
ALFA CORP
filed 1998-08-14
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 1998  Commission File Number 0-11773


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
                                                                  --------------


                                     None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                 ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


            Class                                 Outstanding June 30, 1998
-----------------------------                     -------------------------
Common Stock, $1.00 par value                         40,836,912 shares

                               ALFA CORPORATION


                            INDEX


                                                                       Page No.
                                                                       --------
Part I. Financial Information
        (Condensed Consolidated Unaudited)

        Item 1. Financial Statements

                Balance Sheets -- June 30, 1998 and
                December 31, 1997                                           3

                Statements of Income, Six Months and Three Months
                ended June 30, 1998 and 1997                                4

                Statements of Cash Flows, Six Months
                ended June 30, 1998 and 1997                                5

                Notes to Financial Statements                               6

        Item 2.

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9

Part II. Other Information                                                 18

        Item 6.

                Exhibits and Reports on Form 8-K                           18

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                              June 30,          December 31,
                                                                                1998                1997
                                                                           --------------      --------------
                                                                             (Unaudited)
Assets
Investments:
 Fixed Maturities Held for Investment, at amortized cost
  (market value $1,839,076 in 1998 and $2,154,921 in 1997                  $    1,719,872      $    2,011,449
 Fixed Maturities Available for Sale, at market value
  (amortized cost $730,023,508 in 1998 and $699,018,965 in 1997               766,205,520         731,550,744
 Equity Securities, at market (cost $64,028,176
  in 1998 and $55,893,931 in 1997)                                            134,728,637         116,133,472
 Mortgage Loans on Real Estate                                                    459,078             566,783
 Investment Real Estate (net of accumulated
  depreciation of $1,549,680 in 1998 and
  $1,514,117 in 1997)                                                           1,681,156           1,718,175
 Policy Loans                                                                  36,851,824          34,900,547
 Other Long-term Investments                                                   98,024,556         115,727,331
 Short-term Investments                                                        27,792,096          25,051,026
                                                                           --------------      --------------
  Total Investments                                                         1,067,462,739       1,027,659,527

Cash                                                                            2,986,625           5,820,597
Accrued Investment Income                                                      12,278,351          11,114,372
Accounts Receivable                                                            10,162,521          11,472,193
Reinsurance Balances Receivable                                                 1,571,881           1,132,011
Due from Affiliates                                                             9,824,113           2,505,157
Deferred Policy Acquisition Costs                                             109,259,380         105,855,585
Other Assets                                                                    4,533,684           4,506,360
                                                                           --------------      --------------
  Total Assets                                                             $1,218,079,294      $1,170,065,802
                                                                           ==============      ==============
Liabilities
 Policy Liabilities and Accruals                                             $533,073,522        $498,387,318
 Unearned Premiums                                                            103,302,436          97,669,270
 Dividends to Policyholders                                                     9,140,165           9,024,751
 Premium Deposit and Retirement Deposit Funds                                   6,327,194           6,488,037
 Deferred Income Taxes                                                         44,365,154          38,812,842
 Other Liabilities                                                             40,728,949          35,120,449
 Commercial Paper                                                              59,949,864          89,521,729
 Notes Payable                                                                    107,412           1,978,024
 Notes Payable to Affiliates                                                    9,871,713          10,132,188
                                                                           --------------      --------------
  Total Liabilities                                                           806,866,409         787,134,608
                                                                           --------------      --------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
 Preferred Stock, $1 par value
  Shares authorized: 1,000,000
  Issued: None
 Common Stock, $1 par value
  Shares authorized:  110,000,000
  Issued:  41,891,512
  Outstanding:  1998 - 40,836,912; 1997 - 40,789,712                           41,891,512          41,891,512
 Capital in Excess of Par Value                                                21,617,773          21,301,198
 Net Unrealized Investment Gains
  (Less applicable deferred income taxes)                                      65,736,020          56,929,966
 Retained Earnings                                                            286,417,104         267,420,813
 Treasury Stock: at cost (1998 - 1,054,600 shares;
  1997 - 1,101,800 shares)                                                     (4,449,524)         (4,612,295)
                                                                           --------------      --------------
   Total Stockholders' Equity                                                 411,212,885         382,931,194
                                                                           --------------      --------------
   Total Liabilities and
   Stockholders' Equity                                                    $1,218,079,294      $1,170,065,802
                                                                           ==============      ==============

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                          Six Months Ended             Three Months Ended
                                                               June 30,                     June 30,
                                                    ----------------------------    --------------------------
                                                        1998            1997           1998           1997
                                                    ------------    ------------    -----------    -----------
Revenues
  Premiums and Policy Charges                       $194,085,800    $182,724,322   $ 97,049,291   $ 92,240,084
  Net Investment Income                               30,825,971      27,916,606     15,307,378     13,917,544
  Realized Investment Gains                            4,074,883       5,218,026      1,496,215      1,962,958
  Other Income                                         1,087,865       1,128,702        468,646        578,314
                                                    ------------    ------------    -----------    -----------
    Total Revenues                                   230,074,519     216,987,656    114,321,530    108,698,900
                                                    ------------    ------------    -----------    -----------
Benefits and Expenses
  Benefits & Settlement Expenses                     142,493,468     134,096,397     73,593,015     66,449,972
  Dividends to Policyholders                           1,737,188       1,688,054        835,611        807,859
  Amortization of Deferred Policy
   Acquisition Costs                                  28,911,359      27,660,005     14,555,752     13,916,568
  Other Operating Expenses                            16,596,884      14,778,108      8,411,132      7,697,800
                                                    ------------    ------------    -----------    -----------
    Total Expenses                                   189,738,899     178,222,564     97,395,510     88,872,199
                                                    ------------    ------------    -----------    -----------
Income Before Provision for Income Taxes              40,335,620      38,765,092     16,926,020     19,826,701

Provision for Income Taxes                            12,393,803      12,018,172      5,044,445      6,134,028
                                                    ------------    ------------    -----------    -----------
    Net Income                                      $ 27,941,817    $ 26,746,920    $11,881,575    $13,692,673
                                                    ============    ============    ===========    ===========
Net Income Per Share - Basic and Diluted            $       0.68    $       0.66    $      0.29    $      0.34
                                                    ============    ============    ===========    ===========
Operating Income                                    $ 25,293,143    $ 23,355,203    $10,909,035    $12,416,750

Operating Income Per Share - Basic and Diluted      $       0.62    $       0.57    $      0.27    $      0.30
                                                    ============    ============    ===========    ===========

Average Shares Outstanding - Basic                    40,813,636      40,786,712     40,830,127     40,786,712

Average Shares Outstanding - Diluted                  41,098,166      40,854,174     41,149,299     40,866,226
                                                    ============    ============    ===========    ===========

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME

                                                                            Six Months Ended        Three Months Ended
                                                                                June 30,                 June 30,
                                                                       ------------------------  ------------------------
                                                                           1998         1997         1998        1997
                                                                       -----------  -----------  -----------  -----------
Net Income                                                             $27,941,817  $26,746,920  $11,881,575  $13,692,673
Other Comprehensive Income, net of tax:
 Unrealized Investment Gain on Securities Available for Sale            11,454,728   11,202,004    1,213,885   16,955,902
 Less:  Realized Investment Gains                                        2,648,674    3,391,717      972,540    1,275,923
                                                                       -----------  -----------  -----------  -----------
  Total Other Comprehensive Income                                       8,806,054    7,810,287      241,345   15,679,979
                                                                       -----------  -----------  -----------  -----------
   Total Comprehensive Income                                          $36,747,871  $34,557,207  $12,122,920  $29,372,652
                                                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated condensed unaudited financial Statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                   June 30,
                                                                        -----------------------------
                                                                            1998             1997
                                                                        ------------     ------------
Cash Flows From Operating Activities:
 Net Income                                                             $ 27,941,817     $ 26,746,920

 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Policy Acquisition Costs Deferred                                      (32,378,773)     (32,370,604)
  Amortization of Deferred Policy Acquisition Costs                       28,911,359       27,660,005
  Depreciation and Amortization                                            1,777,542        2,247,377
  Provision for Deferred Taxes                                             1,241,547          820,816
  Interest on Policyholders' Funds                                         7,754,450        7,075,095
  Net Realized Investment Gains                                           (4,074,882)      (5,218,026)
  Other                                                                   (2,091,222)      (1,369,668)
  Changes in Operating Assets and Liabilities:
   (Increase) in Accrued Investment Income                                (1,163,979)      (1,048,280)
   Decrease in Accounts Receivable                                           952,684        1,672,617
   (Increase) Decrease in Reinsurance Balances Receivable                   (439,870)         824,979
   (Increase) in Amounts Due From Affiliates                              (7,318,956)      (2,177,202)
   (Increase) Decrease in Other Assets                                       (27,324)         551,672
   Increase in Liability for Policy Reserves                              10,108,407        9,493,724
   Increase in Liability for Unearned Premiums                             5,633,166        5,453,046
   (Decrease) in Amounts Held for Others                                     (45,429)        (307,123)
   Increase in Other Liabilities                                           5,328,643          451,182
                                                                        ------------     ------------
    Net Cash Provided by Operating Activities                             42,109,180       40,506,530
                                                                        ------------     ------------
Cash Flows From Investing Activities:
 Maturities and Redemptions of Fixed Maturities Held for Investment          291,525          308,824
 Maturities and Redemptions of Fixed Maturities Available for Sale        26,799,008       18,261,965
 Maturities and Redemptions of Other Investments                          71,546,004       48,556,224
 Sales of Fixed Maturities Available for Sale                             38,647,363        4,327,188
 Sales of Other Investments                                               27,954,521       29,324,921
 Purchase of Fixed Maturities Available for Sale                         (96,252,946)     (76,242,694)
 Purchase of Other Investments                                           (90,123,910)     (74,172,184)
 Net (Increase) Decrease in Short-term Investments                        (2,825,639)       9,766,677
 Net (Increase) Decrease in Receivable/Payable on Securities               1,471,124       (5,229,854)
                                                                        ------------     ------------
    Net Cash Used in Investing Activities                                (22,492,950)     (45,098,933)
                                                                        ------------     ------------
Cash Flows From Financing Activities:
 (Decrease) in Commercial Paper                                          (29,571,865)      (8,175,952)
 (Decrease) in Notes Payable                                              (1,870,612)        (115,041)
 Increase (Decrease) in Notes Payable to Affiliates                         (260,475)         567,637
 Stockholder Dividends Paid                                               (8,674,053)      (8,055,375)
 Proceeds from Exercise of Stock Options                                     479,346
 Deposits of Policyholders' Funds                                         35,879,891       34,870,162
 Withdrawal of Policyholders' Funds                                      (18,432,434)     (16,881,132)
                                                                        ------------     ------------
    Net Cash Provided by (Used in) Financing Activities                  (22,450,202)       2,210,299
                                                                        ------------     ------------
Net (Decrease) in Cash                                                    (2,833,972)      (2,382,104)
Cash--Beginning of Period                                                  5,820,597        4,424,123
                                                                        ------------     ------------
Cash--End of Period                                                     $  2,986,625     $  2,042,019
                                                                        ============     ============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of June 30 for:
 Interest                                                               $  2,350,142     $  2,491,623
 Income Taxes                                                           $  8,985,000     $ 12,661,566

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
        NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

  In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1997. The results of operations for the and six month and three month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to June 30, 1998 classifications and descriptions.

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

  The following table sets forth the premiums and losses ceded to and assumed from the pool for the six month and three month periods ended June 30, 1998:

                                     Six Months Ended June 30,  Three Months Ended June 30,
                                     -------------------------  ---------------------------
                                       1998             1997        1998            1997
                                     --------         --------  -----------     -----------
                                                        (In thousands)
Premiums ceded to pool               $ 27,948         $ 25,878     $14,097         $13,144
Premiums assumed from pool           $171,354         $163,512     $86,351         $82,420
Losses ceded to pool                 $ 21,965         $ 20,140     $12,024         $ 9,885
Losses assumed from pool             $112,546         $107,228     $59,115         $51,893

  Alfa Group pooled catastrophe losses for 1998, all of which were incurred in the second quarter, totaled $27 million. The Company's share of these catastrophe losses totaled $6.5 million. The Alfa Group incurred no pooled catastrophe losses in the first six months of 1997.

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

  The Company has devoted resources to evaluating, testing and determining that its internally developed and purchased software systems for its mainframe and personal computer applications are year 2000 compliant before January 1, 2000. This critical data management issue could have substantial consequences for companies worldwide. Because of the use of only two digits in the date field, many computer applications could fail completely or create erroneous results by the year 2000 unless corrective measures are taken. The Company believes all its systems will be successfully compliant when completed prior to the year
2000.   A discussion of the Company's efforts related to year 2000 issues is more fully described in Management's Discussion and Analysis contained in this 10-Q report. However, to the extent the problem is not corrected timely and successfully, material adverse consequences could occur which could affect future financial conditions or results of operations.

  Certain legal proceedings involving policyholders and agents are in process at
June 30, 1998.   Costs for these and similar legal proceedings including
accruals for outstanding cases were $1,091,000 and $524,000 respectively, for the six month and three month periods ended June 30, 1998 and $691,000 and $461,000, respectively in the similar periods in 1997. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of
these  cases is not possible to predict.   Based upon information presently
available, applicable law and defenses available to the Company, management does not consider material losses which might arise from pending litigation to be probable of occurrence. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

4.  COMPREHENSIVE INCOME
    --------------------

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) in June 1997. Comprehensive Income is defined as net income and all other changes in stockholders' equity exclusive of transactions with stockholders. The primary additional component for Alfa Corporation is unrealized gains and losses. Comprehensive Income was $36,747,871 for the first six months of 1998 and $34,557,207 for the first six months of 1997. For the three months ended June 30, 1998 and 1997, comprehensive income was $12,122,920 and $29,372,652, respectively.

5.  SEGMENT INFORMATION
    -------------------

  In June, 1997, the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise uses to assess performance and make decisions about resource allocation. The statement also prescribes the disclosures to be made about products, services, geographic areas and other information. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS131 for its year ending December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth consolidated summarized income statement information for the six months and three months ended June 30, 1998 and 1997:

                                           SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                   --------------------------------------  --------------------------------------
                                       1998          1997       % CHANGE       1998          1997       % CHANGE
                                   ------------  ------------  ----------  ------------  ------------  ----------
                                                  (in thousands, except share and per share data)
Premiums and Policy Charges        $   194,086   $   182,724          6%   $    97,049   $    92,240          5%
                                   ===========   ===========        ===    ===========   ===========        ===
Net Investment income              $    30,826   $    27,917         10%   $    15,307   $    13,918         10%
                                   ===========   ===========        ===    ===========   ===========        ===
Total Revenues                     $   230,075   $   216,988          6%   $   114,322   $   108,699          5%
                                   ===========   ===========        ===    ===========   ===========        ===
NET INCOME
  Insurance operations             $    26,225   $    23,401         12%   $    11,513   $    12,554         (8%)
  Noninsurance operations                1,151         1,448        (21%)          481           680        (29%)
  Net realized investment gains          2,649         3,392        (22%)          973         1,276        (24%)
  Corporate expenses                    (2,083)       (1,494)       (39%)       (1,084)         (817)       (33%)
                                   -----------   -----------        ---    -----------   -----------        ---
   Net income                      $    27,942   $    26,747          4%   $    11,883   $    13,693        (13%)
                                   ===========   ===========        ===    ===========   ===========        ===
   Net income per share-
    Basic and Diluted                    $0.68         $0.66          4%         $0.29         $0.34        (13%)
                                   ===========   ===========        ===    ===========   ===========        ===
Weighted average
 shares outstanding - Basic         40,813,636    40,786,712                40,830,127    40,786,712
                                   ===========   ===========               ===========   ===========
                      Diluted       41,098,166    40,854,174                40,149,299    40,866,226
                                   ===========   ===========               ===========   ===========

  Total premiums and policy charges increased 6% in the first half of 1998 and 5% in the second quarter due primarily to increased property casualty business. Net investment income increased 10% over both the first half and second quarter of 1997 while invested assets increased 3.9% in the six months since December 31, 1997 resulting from increased positive cash flows.

  The Company's net income increased 4% in the first half of 1998 due primarily to improved operating results in the property and casualty business. Such improvement was offset in the second quarter when net income declined 13% due primarily to the impact of claims from tornadoes, hail and other severe weather. Life insurance operations had a 2% improvement in results in the first half of 1998 but declined 5% in the second quarter due primarily to increased death claims. Noninsurance operating income declined in both the six month and three month periods due primarily to declines in income in the consumer finance subsidiary. Realized investment gains were down in the first half and second quarter of 1998 compared to more significant gains in the similar periods last year, primarily from sales of equity securities. Such gains are the result of market conditions and can fluctuate from period to period.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

  The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis combined ratio, underwriting margin and operating income for the six months and three months ended June 30, 1998 and 1997:

                                     SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                  -------------------------------  -------------------------------
                                    1998       1997     % CHANGE     1998       1997     % CHANGE
                                  ---------  ---------  ---------  ---------  --------  ----------
                                                           (in thousands)
Earned Premiums
  Personal lines                  $163,219   $155,701          5%   $82,255   $78,497          5%
  Commercial lines                   6,104      5,798          5%     3,086     2,918          6%
  Pools, associations and fees       2,031      2,014          1%     1,010     1,006          1%
  Reinsurance ceded                   (607)      (593)         2%      (316)     (329)        (4%)
                                  --------   --------         --    -------   -------        ---
     Total                        $170,747   $162,920          5%   $86,035   $82,092          5%
                                  ========   ========         ==    =======   =======        ===
Net underwriting income           $ 14,189   $ 11,795         20%   $ 4,697   $ 6,715        (30%)
                                  ========   ========         ==    =======   =======        ===
GAAP basis combined ratio             91.7%      92.8%                 94.5%     91.8%
                                  ========   ========               =======   =======
Underwriting margin                    8.3%       7.2%                  5.5%      8.2%
                                  ========   ========               =======   =======
Operating Income                  $ 19,079   $ 16,397         16%   $ 7,887   $ 8,733        (10%)
                                  ========   ========         ==    =======   =======        ===

  Earned premiums increased 5% in the first half and in the second quarter of 1998 due to the impact of prior year rate changes, new business and a low lapse ratio of 3.8%. Operating results in the first half of 1998 increased 16% to $19.1 million due primarily to the growth in underwriting income. The underwriting margin of 8.3% is the result of a 65.7% loss ratio (61.9% excluding storm losses) and a 25.9% expense ratio compared to a loss ratio of 66.2% and an expense ratio of 26.5% in the first half of 1997. The loss ratio improvement is due to an improved loss ratio in the auto line of business which accounts for over 65% of property casualty premiums.

  Underwriting income and operating income declined in the second quarter due to the impact of tornadoes, hail and other severe weather which occurred in April and June 1998. The effect of claims on underwriting results from these events was $6.5 million pre-tax, or $0.10 per share, net of taxes, based upon the intercompany pooling arrangement and Alfa group- wide reinsurance protection. Such claims reduced the second quarter underwriting margin by 7.6% of premiums or increased the combined ratio to 94.5% for the second quarter. The Company had no significant storm related losses in the six months or three month periods in 1997.

  Excluding the impact of these weather events, the non-storm loss ratio for the second quarter of 1998 was 60.8% compared to 64.5% for the similar period in 1997 and the expense ratio for the respective periods were 26.2% compared to 27.4%. Net investment income was up 11.6% in the first half of 1998 and 11.8% in the second quarter due to increased positive cash flow from improved underwriting results which has increased invested assets.

LIFE INSURANCE OPERATIONS
-------------------------

  The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the six months and three months ended June 30, 1998 and 1997:

                                               SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                             -----------------------------  ------------------------------
                                              1998      1997     % CHANGE     1998      1997     % CHANGE
                                             -------  --------  ----------  --------  --------  ----------
                                                                    (in thousands)
Premiums and Policy Charges
   Universal life policy charges             $ 6,056  $ 5,780          5%    $ 3,050  $ 2,929          4%
   Universal life policy charges - COLI        1,448    1,256         15%        343      303         13%
   Interest sensitive life policy charges      4,859    4,647          5%      2.436    2,342          4%
   Traditional life insurance premiums        10,727    9,991          7%      5,185    4,576         13%
   Group life insurance premiums                 249   (1,869)      (113%)         0       (1)      (100%)
                                             -------  -------       ----     -------  -------       ----
     Total                                   $23,339  $19,805         18%    $11,014  $10,149          9%
                                             =======  =======       ====     =======  =======       ====
Operating Income                             $ 7,146  $ 7,004          2%    $ 3,626  $ 3,821         (5%)
                                             =======  =======       ====     =======  =======       ====

  The Company's life insurance premiums and policy charges increased 18% in the first half of 1998 and 9% in the second quarter. Premiums and policy charges were significantly impacted by a change in 1997 in group life insurance, which is provided by Alfa Mutual Insurance Company, (Mutual), an affiliate, to its employees. In 1997, Mutual began utilizing corporate owned life insurance
(COLI) using Alfa Life's universal life product. The result was an increase in 1997 policy charges of $953,000 and a net reduction in group term premium of $1.9 million, including an experience refund of premium reserves held by Life. Although these changes affected premium revenue growth rates, they did not have a material impact on earnings in the first half and second quarter of 1998 or 1997. Both the Company and the other members of the Alfa Group believe the new program will be mutually beneficial to results in the future.

  Excluding the impact on premiums from such business, the premium growth rate for the first half of 1998 was 6.0% and for the second quarter was 8.3%. New business premium has increased 3.8% for the first half of 1998, primarily from sales of universal life policies and term business. The persistency rate remained high at 91.9%.

   Life insurance operating income increased approximately 2% in the first half 1998 and declined 5% in the second quarter. Death claims were 112% and 114% of expected in the six month and three month periods, respectively, which compares unfavorably to the 92% and 93% mortality ratios in the first half and second quarter of 1997. Positive cash flows resulted in an 11.6% and 11.5% increase in net investment income for the six month and three month periods. Invested assets have increased 16.5% since June 30, 1997. An increase in general expenses impacted the growth in income primarily as a result of increases in lawsuit costs of $356,070 and increased premium taxes of $216,991. Premium taxes increased due to both the increase in premiums and an increase in the premium tax rate. The rate has increased in 1998 from 1.8% to 2.1% and will increase to 2.3% in 1999 and thereafter.

NONINSURANCE OPERATIONS
-----------------------

  Noninsurance earnings declined 20.5% in the first half of 1998 due primarily to a decrease of 19.1% or approximately $253,000 in net income in the consumer finance subsidiary. A 3.7% decrease in the loan portfolio to $56.6 million combined with a decline in the overall portfolio yield rate of 37 basis points resulted in a 10.8% decrease in loan and leasing income. The real estate sales subsidiary's earnings were down $7,800, or 16.0% and construction subsidiary income declined $36,000, or 50% in 1998 due to a reduction in both commercial and residential sales activity.

CORPORATE
---------

  Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first six months of 1998 was approximately $922,000 compared to approximately $889,000 for the similar period in 1997. The increase in interest expense is due to the increase in the average balance outstanding. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time. The increase in other corporate expenses in the first six months is due to an increase in legal expenses in the period of approximately $800,000.

INVESTMENTS
-----------

  The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 1998 and 1997:

                                                                       SIX  MONTHS ENDED
                                                                           JUNE 30,
                                                                      -------------------
                                                                        1998       1997
                                                                      ---------  --------
Increase in cash flow from operations since June 30, 1997 and 1996         4.0%     68.1%
Increase in invested assets since January 1, 1998 and 1997                 3.9%      5.8%
Investment yield rate (annualized)                                         6.9%      7.2%
Increase in net investment income since June 30, 1997 and 1996             6.2%      5.5%

    The 4.0% increase in positive cash flow from operations is due primarily to improved operating results in the Company's property and casualty subsidiaries, which had an increase of $2.4 million in underwriting income. Positive cash flow was adversely impacted in the second quarter of 1998 by the effect of claims from severe weather. The COLI plan in the life insurance subsidiary has provided positive cash flow in 1998 and 1997. As a result of the overall positive cash flows, invested assets grew 3.9% since January 1, 1998 and 13.8% since June 30, 1997 (based on amortized cost, which excludes the impact of SFAS
115), and net investment income increased 6.2%. The overall yield rate, calculated using amortized cost, has declined as maturing investments are reinvested at lower rates due to a decline in interest rates generally. The Company had net realized investment gains of approximately $4.1 million in the first six months of 1998 and $5.2 million in the similar period in 1997. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

  The composition of the Company's investment portfolio is as follows at June 30, 1998 and December 31,1997:

                               JUNE 30,   DECEMBER 31,
                               ---------  -------------
                                 1998         1997
                               ---------  -------------
Fixed maturities
 Taxable
  Mortgage backed (CMO's)          28.5%          30.2%
  Corporate bonds                  32.0           29.6
                                  -----          -----
   Total taxable                   60.5           59.8
 Tax exempts                       11.4           11.6
                                  -----          -----
  Total fixed maturities           71.9           71.4
                                  -----          -----
Equity securities                  12.6           11.3
Mortgage loans                      0.0            0.1
Real estate                         0.2            0.2
Policy loans                        3.5            3.4
Other long term investments         9.2           11.2
Short term investments              2.6            2.4
                                  -----          -----
                                  100.0%         100.0%
                                  =====          =====

  The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the mix of investments has remained stable with changes due to increased market values in equities. Long term investments decreased due primarily to a reduction in loan receivable from Alfa Mutual Insurance Company, an affiliate.

  The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 1998 and December 31, 1997:

                                                     JUNE 30,   DECEMBER 31,
                                                     ---------  -------------
                                                       1998         1997
                                                     ---------  -------------
           RATING
           ------
           AAA to A-                                     89.7%          87.1%
           BBB+ to BBB-                                   9.8           12.3
           BB+ and Below (Below investment grade)         0.5            0.6
                                                        -----          -----
                                                        100.0%         100.0%
                                                        =====          =====

  Approximately 0.09% of the fixed maturity portfolio was not rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

  At June 30, 1998, approximately 39.7% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a periodic review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At June 30, 1998 the Company's total portfolio of fixed maturities had gross unrealized gains of $38,365,615 and gross unrealized losses of $2,064,399. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. Only 0.09% were priced by the Company.

  During the first six months of 1998, the Company sold approximately $38.6 million in fixed maturities available for sale. These sales resulted in gross realized gains of $116,971 and gross realized losses of $55,873. During the first six months of 1997 the Company sold approximately $4.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $75,182.

  The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At June 30, 1998, the Company had unrealized gains of approximately $3.0 million in such investments.

  During the first half of 1998, the Company had no disposals of high yield debt securities. However, the Company wrote down one fixed maturity totaling $933,075, and three equity securities totaling $366,125 whose declines in value were deemed to be other than temporary. At June 30, 1998 there were no nonperforming bonds in the portfolio.

  The Company's investment in other long term investments consists primarily of
loans originated by the consumer finance subsidiary.   These loans are
collateralized by automobiles and other property. At June 30, 1998 the delinquency ratio on the portfolio was 2.06%, down from 2.19% at December 31, 1997. Loans charged off in the second quarter of 1998 totaled $193,322 or 0.4% of the outstanding loan balance. At June 30, 1998, the Company maintained an allowance for loan losses of $584,178 or approximately 1.1% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

  The increase in income tax expense in the first half of 1998 is the result of the increase in income before provision for income taxes, which improved $1.5 million due primarily to the impact of increased property casualty underwriting results. The effective tax rate in the first half of 1998 was 30.7% compared to 31.3% for the full year 1997 and 31.0% for the first half of 1997.

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

  On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996, 75,000 options on February 18, 1997 and 452,500 options on March 23, 1998. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At June 30, 1998, there had been 56,000 options exercised, 907,322 options were exercisable and 59,900 had been canceled leaving 509,000 options available for grant under the plan.

  In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first six months of 1998 the Company repurchased 5,000 shares at a cost of $94,054. At June 30, 1998 the total repurchased was 1,102,600 shares at a cost of $4,724,824. The Company has reissued 56,000 treasury shares as a result of option exercises.

  Total borrowings decreased $31.7 million in the first six months of 1998 to $69.9 million. At June 30, 1998 the Company had approximately $59.9 million in commercial paper at rates ranging from 5.59% to 5.60% with maturities ranging from July 6, 1998 to July 23, 1998. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $80 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $9.9 million in short-term debt outstanding to affiliates at June 30, 1998 with interest equal to commercial paper rates payable monthly and $107,412 outstanding in other short-term debt at a rate of 7.0%.

  Cash surrenders paid to policyholders on a statutory basis totaled $5.9 million in the first six months of 1998 and $5.5 million for the first six months of 1997. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 1998 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $299.2 million.

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

YEAR 2000

  The Company fully expects all of its year 2000 issues to be successfully addressed prior to the year 2000. The Company initially started the identification of year 2000 issues in 1993 and 1994 and began its internal programming modifications in 1995. These phases along with the testing have continued during the last three years. The Company believes it has substantially completed these steps and at June 30, 1998 is approximately 30% complete with actual application and scenario testing, whereby dates are manipulated and results are compared for accuracy. Such testing and the completion of internal programming is expected to be completed by the end of 1998. In addition, in 1998 the Company is addressing the issues related to year 2000 in regards to material relationships with third parties, vendors suppliers, etc. and is identifying such providers, surveying their efforts and requesting written assurances that year 2000 issues have been addressed. Also, the Company is reviewing all significant non-information technology systems for year 2000 compliance. The most significant such system, the telephone system, has already been determined to be year 2000 compliant. These efforts as well as the final phase, follow-up on any unresolved year 2000 issues, are expected to be completed during the first and second quarters of 1999.

  The Company has not utilized any year 2000 solution providers. To date the issues have been addressed with internal resources. Due to the longevity of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to estimate the costs, which have been expensed as incurred. Although such costs are believed to have been substantial, the Company has absorbed them into its operations with no significant adverse impact on its financial condition or results of operations. The resources utilized have caused some normal operational enhancements and systems development to be deferred or delayed, however, any systems maintenance or statutory required updates have not been affected.

  To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial conditions and results of operations. The Company has not yet established a formal contingency plan should an adverse year 2000 issue occur. However, based on results of its efforts to date, and those anticipated to be completed prior to year 2000, the Company believes any necessary contingency plans will be addressed timely.

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

                                       ALFA CORPORATION



Date      8/14/98                  By:      /S/  Goodwin L. Myrick
      --------------                   ----------------------------------------
                                            Goodwin L. Myrick
                                            President



Date      8/14/98                  By:      /S/  Donald Price
      --------------                   ----------------------------------------
                                            Donald Price
                                            Senior Vice President, Finance
                                            (Chief Financial Officer)



Date      8/14/98                  By:      /S/  John Holley
      --------------                   ----------------------------------------
                                            John Holley
                                            Vice President and Controller
                                            (Chief Accounting Officer)