Form 10-Q
period 1998-09-30
ALFA CORP
filed 1998-11-16
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1998  Commission File Number 0-11773


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


                                (334) 288-3900
                                --------------
                         Registrant's Telephone Number
                              Including Area Code



                                     None
       -----------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X         No
                                        --------------   ------------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


                 Class                       Outstanding September 30, 1998
--------------------------------------      -----------------------------------
     Common Stock, $1.00 par value                     40,857,111 shares

                                ALFA CORPORATION

                                     INDEX

Part I.   Financial Information                                  Page No.
                                                                 --------
          (Condensed Consolidated Unaudited)

 Item 1.  Financial Statements

          Balance Sheets -- September 30, 1998 and
          December 31, 1997                                         3

          Statements of Income, Nine Months  and Three Months
          ended September 30, 1998 and 1997                         4

          Statements of Comprehensive Income, Nine Months and
          Three Months ended September 30, 1998 and 1997            4a

          Statements of Cash Flows, Nine Months
          ended September 30, 1998 and 1997                         5

          Notes to Financial Statements                             6

  Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9

Part II.  Other Information                                        18

Item 6.

          Exhibits and Reports on Form 8-K                         18


                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                          September 30,      December 31,
                                                                              1998              1997
                                                                         --------------     --------------
Assets                                                                     (Unaudited)
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $1,692,016 in 1998 and $2,154,921 in 1997)          $    1,580,016     $    2,011,449
     Fixed Maturities Available for Sale, at market value
       (amortized cost $726,767,546 in 1998 and $699,018,965 in 1997)       767,574,716        731,550,744
     Equity Securities, at market (cost $64,293,914
       in 1998 and $55,893,931 in 1997)                                     112,631,795        116,133,472
     Mortgage Loans on Real Estate                                              427,632            566,783
     Investment Real Estate (net of accumulated
       depreciation of $1,567,434 in 1998 and
       $1,514,117 in 1997)                                                    1,482,675          1,718,175
     Policy Loans                                                            37,733,500         34,900,547
     Other Long-term Investments                                            101,224,375        115,727,331
     Short-term Investments                                                  52,524,091         25,051,026
                                                                         --------------     --------------
       Total Investments                                                  1,075,178,800      1,027,659,527
  Cash                                                                          957,716          5,820,597
  Accrued Investment Income                                                  11,598,649         11,114,372
  Accounts Receivable                                                         8,909,119         11,472,193
  Reinsurance Balances Receivable                                             1,029,096          1,132,011
  Due from Affiliates                                                         6,005,679          2,505,157
  Deferred Policy Acquisition Costs                                         110,155,962        105,855,585
  Other Assets                                                                5,029,545          4,506,360
                                                                         --------------     --------------
        Total Assets                                                     $1,218,864,566     $1,170,065,802
                                                                         ==============     ==============

Liabilities
  Policy Liabilities and Accruals                                        $  539,709,160     $  498,387,318
  Unearned Premiums                                                         107,934,360         97,669,270
  Dividends to Policyholders                                                  9,243,350          9,024,751
  Premium Deposit and Retirement Deposit Funds                                6,285,999          6,488,037
  Deferred Income Taxes                                                      37,945,243         38,812,842
  Other Liabilities                                                          39,724,354         35,120,449
  Commercial Paper                                                           58,860,602         89,521,729
  Notes Payable                                                                 107,091          1,978,024
  Notes Payable to Affiliates                                                 9,745,622         10,132,188
                                                                         --------------     --------------
        Total Liabilities                                                   809,555,781        787,134,608
                                                                         --------------     --------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  1998 - 40,857,111; 1997 - 40,789,712                      41,891,512         41,891,512
  Capital in Excess of Par Value                                             21,810,607         21,301,198
  Net Unrealized Investment Gains
     (Less applicable deferred income taxes)                                 50,339,861         56,929,966
  Retained Earnings                                                         299,599,634        267,420,813
  Treasury Stock: at cost (1998-1,034,401 shares; 1997-1,101,800 shares)     (4,332,829)        (4,612,295)
                                                                         --------------     --------------
        Total Stockholders' Equity                                          409,308,785        382,931,194
                                                                         --------------     --------------
        Total Liabilities and
        Stockholders' Equity                                             $1,218,864,566     $1,170,065,802
                                                                         ==============     ==============

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                          Nine Months Ended             Three Months Ended
                                                            September 30,                 September 30,
                                                     --------------------------     -------------------------
                                                         1998          1997            1998          1997
                                                     --------------------------     -------------------------
Revenues
  Premiums and Policy Charges                        $292,818,529  $276,643,529    $ 98,732,729  $ 93,919,207
  Net Investment Income                                47,069,340    42,432,029      16,243,369    14,515,423
  Realized Investment Gains                             3,898,774     6,116,996        (176,109)      898,970
  Other Income                                          1,652,280     1,561,290         564,415       432,588
                                                     ------------  ------------    ------------  ------------
    Total Revenues                                    345,438,923   326,753,844     115,364,404   109,766,188
                                                     ------------  ------------    ------------  ------------
Benefits and Expenses
  Benefits & Settlement Expenses                      211,866,483   200,500,912      69,373,015    66,404,515
  Dividends to Policyholders                            2,535,729     2,476,365         798,541       788,311
  Amortization of Deferred Policy
    Acquisition Costs                                  43,648,744    41,709,622      14,737,385    14,049,617
  Other Operating Expenses                             24,706,007    23,120,546       8,109,123     8,342,438
                                                     ------------  ------------    ------------  ------------
    Total Expenses                                    282,756,963   267,807,445      93,018,064    89,584,881
                                                     ------------  ------------    ------------  ------------

Income Before Provision for Income Taxes               62,681,960    58,946,399      22,346,340    20,181,307

Provision for Income Taxes                             19,616,085    18,546,209       7,222,282     6,528,037
                                                     ------------  ------------    ------------  ------------

    Net Income                                       $ 43,065,875  $ 40,400,190    $ 15,124,058  $ 13,653,270
                                                     ============  ============    ============  ============

Net Income Per Share - Basic and Diluted                    $1.05         $0.99           $0.37         $0.33
                                                     ============  ============    ============  ============

Operating Income                                     $ 40,531,672  $ 36,424,143    $ 15,238,529  $ 13,068,940

Operating Income Per Share - Basic and Diluted              $0.99         $0.89           $0.37         $0.32
                                                     ============  ============    ============  ============

Average Shares Outstanding - Basic                     40,826,676    40,786,712      40,852,332    40,786,712

Average Shares Outstanding - Diluted                   41,135,131    40,893,084      41,209,050    40,958,386
                                                     ============  ============    ============  ============


 The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.
                                       4

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME

                                                         Nine Months Ended           Three Months Ended
                                                           September 30,                 September 30,
                                                    -------------------------    --------------------------
                                                       1998          1997            1998          1997
                                                    -------------------------    --------------------------
Net Income                                          $43,065,875   $40,400,190    $ 15,124,058   $13,653,270
Other Comprehensive Income, net of tax:
  Unrealized Investment Gain (Loss) on Securities
    Available for Sale                               (4,055,902)   20,389,161     (15,510,630)    9,187,158
  Less:  Realized Investment Gains (Losses)           2,534,203     3,976,047        (114,471)      584,331
                                                    -----------   -----------    ------------   -----------
    Total Other Comprehensive Income (Loss)          (6,590,105)   16,413,114     (15,396,159)    8,602,827
                                                    -----------   -----------    ------------   -----------
      Total Comprehensive Income (Loss)             $36,475,770   $56,813,304    $   (272,101)  $22,256,097
                                                    ===========   ===========    ============   ===========

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                       4a

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               1998           1997
                                                                          -------------   -------------
Cash Flows From Operating Activities:
  Net Income                                                              $  43,065,875   $  40,400,190

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                       (50,479,965)    (48,327,277)
    Amortization of Deferred Policy Acquisition Costs                        43,648,744      41,709,622
    Depreciation and Amortization                                             2,393,941       3,294,024
    Provision for Deferred Taxes                                              2,894,220       1,559,564
    Interest on Policyholders' Funds                                         11,963,521      10,695,930
    Net Realized Investment Gains                                            (3,898,774)     (6,116,996)
    Other                                                                      (780,860)       (137,425)
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                                  (484,277)       (771,072)
      Decrease in Accounts Receivable                                         2,206,086       1,110,743
      Decrease in Reinsurance Balances Receivable                               102,915         739,504
      (Increase) in Amounts Due From Affiliates                              (3,500,522)     (3,133,741)
      (Increase) Decrease in Other Assets                                      (523,185)        487,716
      Increase in Liability for Policy Reserves                               8,428,767      14,851,249
      Increase in Liability for Unearned Premiums                            10,265,090       8,283,082
      Increase (Decrease) in Amounts Held for Others                             16,561        (341,244)
      Increase in Other Liabilities                                           5,874,062       1,164,698
                                                                          -------------   -------------
       Net Cash Provided by Operating Activities                             71,192,199      65,468,567
                                                                          -------------   -------------
Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment          431,967         448,444
    Maturities and Redemptions of Fixed Maturities Available for Sale        45,296,055      37,752,602
    Maturities and Redemptions of Other Investments                         101,541,446      73,282,528
    Sales of Fixed Maturities Available for Sale                             59,280,862      16,095,815
    Sales of Other Investments                                               33,833,127      36,633,749
    Purchase of Fixed Maturities Available for Sale                        (131,916,936)   (133,336,369)
    Purchase of Other Investments                                          (132,490,350)   (105,829,477)
    Net (Increase) Decrease in Short-term Investments                       (26,405,239)      7,906,027
    Net (Increase) Decrease in Receivable/Payable on Securities                (472,591)        542,907
                                                                          -------------   -------------
       Net Cash (Used in) Investing Activities                              (50,901,659)    (66,503,774)
                                                                          -------------   -------------

Cash Flows From Financing Activities:
    (Decrease) in Commercial Paper                                          (30,661,127)    (10,462,701)
    (Decrease) in Notes Payable                                              (1,870,933)       (153,781)
    Increase (Decrease) in Notes Payable to Affiliates                         (386,566)        299,876
    Stockholder Dividends Paid                                              (13,271,133)    (12,134,046)
    Purchase of Treasury Stock                                                 (209,554)
    Proceeds from Exercise of Stock Options                                     998,429
    Deposits of Policyholders' Funds                                         47,402,948      45,260,846
    Withdrawal of Policyholders' Funds                                      (27,155,485)    (24,972,124)
                                                                          -------------   -------------
       Net Cash (Used in) Financing Activities                              (25,153,421)     (2,161,930)
                                                                          -------------   -------------
Net (Decrease) in Cash                                                       (4,862,881)     (3,197,137)
Cash - Beginning of Period                                                    5,820,597       4,424,123
                                                                          -------------   -------------
Cash - End of Period                                                           $957,716      $1,226,986
                                                                          =============   =============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of September 30 for:
    Interest                                                                 $3,450,614      $3,486,249
    Income Taxes                                                          $  15,350,000   $  17,490,566

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                              SEPTEMBER  30, 1998

1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1997. The results of operations for the nine month and three month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to September 30, 1998 classifications and descriptions.

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

(NOTE 2. CONTINUED)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine month and three month periods ended September 30, 1998:

                              NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------  --------------------------------
                                   1998             1997            1998             1997
                              ---------------  --------------  ---------------  ---------------
                                                       (in thousands)

Premiums ceded to pool               $ 42,210        $ 39,411          $14,262          $13,533
Premiums assumed from pool           $258,934        $247,042          $87,580          $83,530
Losses ceded to pool                 $ 32,411        $ 29,184          $10,446          $ 9,044
Losses assumed from pool             $167,387        $162,949          $54,841          $55,721

     Alfa Group pooled catastrophe losses for 1998, which were incurred in the second and third quarters, totaled $42 million. The Company's share of these catastrophe losses totaled $6.5 million. The Alfa Group incurred no pooled catastrophe losses in the first nine months of 1997.

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

     Certain legal proceedings involving policyholders and agents are in process at September 30, 1998. Costs for these and similar legal proceedings including accruals for outstanding cases were $1,622,870 and $531,870 respectively, for the nine month and three month periods ended September 30, 1998 and $738,214 and $214,214 respectively in the similar periods in 1997. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these cases is not possible to predict. Based upon information presently available, applicable law and defenses available to the Company, management does not consider material losses which might arise from pending litigation to be probable of occurrence. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

4.  COMPREHENSIVE INCOME
    --------------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130) in June 1997. Comprehensive Income is defined as net income and all other changes in stockholders' equity exclusive of transactions with stockholders. The primary additional component for Alfa Corporation is unrealized gains and losses. Comprehensive Income was $36,475,770 for the first nine months of 1998 and $56,813,304 for the first nine months of 1997. For the three months ended September 30, 1998 and 1997, comprehensive income (loss) was ($272,101) and $22,256,097, respectively.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the nine months and three months ended September 30, 1998 and 1997:

                                     NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------      --------------------------------

                                     1998        1997       % CHANGE         1998          1997       % CHANGE
                                   ---------  ----------  -------------  ------------  ------------  ----------
                                                 (in thousands, except share and per share data)

Premiums and Policy Charges        $292,819    $276,644             6%   $    98,733   $    93,919          5%
                                   ========    ========   ===========    ===========   ===========       ====

Net Investment income              $ 47,069    $ 42,432            11%   $    16,243   $    14,515         12%
                                   ========    ========   ===========    ===========   ===========       ====

Total Revenues                     $345,439    $326,754             6%   $   115,364   $   109,766          5%
                                   ========    ========   ===========    ===========   ===========       ====

NET INCOME
  Insurance operations             $ 42,014    $ 36,654            15%   $    15,789   $    13,253         19%
  Noninsurance operations             1,817       2,024           (10%)          666           576         16%
  Net realized investment gains       2,534       3,976           (36%)         (115)          584       (120%)
  Corporate expenses                 (3,299)     (2,254)          (46%)       (1,216)         (760)       (60%)
                                   --------    --------   -----------    -----------   -----------       ----
   Net income                      $ 43,066    $ 40,400             7%   $    15,124   $    13,653         11%
                                   ========    ========   ===========    ===========   ===========       ====

   Net income per share -
    Basic and Diluted                 $1.05       $0.99                        $0.37         $0.33
                                   ========    ========                  ===========   ===========

Weighted average
 shares outstanding - Basic      40,826,676    40,786,712                 40,852,332    40,786,712
                                 ==========   ===========                 ==========    ==========
                    - Diluted    41,135,131    40,893,084                 41,209,050    40,958,386
                                 ==========   ===========                 ==========    ==========


     Total premiums and policy charges increased 6% in the first nine months of 1998 and 5% in the third quarter due primarily to increased property casualty business. Net investment income increased 11% over the first nine months of 1997 and 12% in the third quarter while invested assets have grown 4.6% in the nine months since December 31, 1997 resulting from positive cash flows.

The Company's net income increased 7% in the first nine months of 1998 and 11% in the third quarter due primarily to improved operating results in the property and casualty business. Life insurance operations had a 2% improvement in results in the first nine months of 1998 and in the third quarter. Noninsurance operating income declined 10% in the first nine months of 1998, due primarily to declines in income in the consumer finance subsidiary, however, all the noninsurance subsidiaries improved a combined 16% in the third quarter of 1998 over the similar period in 1997. Realized investment gains were down in the first nine months and third quarter of 1998 compared to more significant gains in the similar periods last year, primarily from sales of equity securities. Such gains are the result of market conditions and can fluctuate from period to period.


PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis combined ratio, underwriting margin and operating income for the nine months and three months ended September 30, 1998 and 1997:


                                   NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------  -----------------------------------
                                     1998        1997      % CHANGE      1998         1997      % CHANGE
                                  ----------  ----------  ----------  -----------  ----------  ----------
                                                              (in thousands)

Earned Premiums
  Personal lines                   $246,683    $235,277           5%     $83,464     $79,576           5%
  Commercial lines                    9,215       8,758           5%       3,112       2,960           5%
  Pools, associations and fees        3,036       3,006           1%       1,004         993           1%
  Reinsurance ceded                    (893)       (872)          2%        (286)       (279)          2%
                                   --------    --------        ----      -------     -------        ----
     Total                         $258,041    $246,169           5%     $87,294     $83,250           5%
                                   ========    ========        ====      =======     =======        ====
Net underwriting income            $ 23,658    $ 18,816          26%     $ 9,470     $ 7,021          35%
                                   ========    ========        ====      =======     =======        ====
GAAP basis combined ratio              90.8%       92.4%                    89.2%       91.6%
                                   ========        ====                  =======        ====

Underwriting margin                     9.2%        7.6%                    10.8%        8.4%
                                   ========         ====                 =======         ====

Operating Income                   $ 30,596    $ 25,463          20%     $11,517     $ 9,066          27%
                                   ========    ========        ====      =======     =======        ====


     Earned premiums increased 5% in both the first nine months and in the third quarter of 1998 due to the impact of prior year rate changes, new business and a low lapse ratio of 3.9%. Operating results in the first nine months of 1998 increased 20% to $30.6 million due primarily to the growth in underwriting income. The underwriting margin of 9.2% is the result of a 64.8% loss ratio (62.3% excluding storm losses) and a 21.1% expense ratio compared to a loss ratio of 65.9% and an expense ratio of 21.4% in the first nine months of 1997. The loss ratio improvement is due primarily to an improved loss ratio in the auto line of business which accounts for over 65% of property casualty premiums.

    The Alfa Group has had approximately $42 million in gross catastrophe losses during 1998 due to Hurricane Georges in September 1998 and due to the impact of tornadoes, hail and other severe weather which occurred in April and June 1998. The effect of claims from these events impacted second quarter underwriting results totaling $6.5 million pre-tax, or $0.10 per share, net of taxes, based upon the intercompany pooling arrangement and Alfa group-wide reinsurance protection. The Company had no significant storm related losses in the nine month or three month periods in 1997.

     Net investment income was up 11.4% in the first nine months of 1998 and 11.1% in the third quarter due to increased positive cash flow from improved underwriting results which has increased invested assets.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, and life insurance operating income for the nine months and three months ended September 30, 1998 and 1997:

                                             NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------  ---------------------------------
                                              1998        1997      % CHANGE     1998       1997      % CHANGE
                                            ---------  ----------  ----------  ---------  ---------  -----------
                                                                       (in thousands)
Premiums and Policy Charges
  Universal life policy charges               $ 9,160    $ 8,763           5%    $ 3,104    $ 2,983           4%
  Universal life policy charges - COLI          1,800      1,564          15%        352        308          14%
  Interest sensitive life policy charges        7,280      6,961           5%      2,421      2,314           5%
  Traditional life insurance premiums          16,175     14,944           8%      5,448      4,953          10%
  Group life insurance premiums                   363     (1,758)        121%        114        111           3%
                                              -------    -------         ---     -------    -------          --

     Total                                    $34,778    $30,474          14%    $11,439    $10,669           7%
                                              =======    =======         ===     =======    =======          ==

Operating Income                              $11,418    $11,191           2%    $ 4,272    $ 4,187           2%
                                              =======    =======         ===     =======    =======          ==

     The Company's life insurance premiums and policy charges increased 14% in the first nine months of 1998 and 7% in the third quarter. Premiums and policy charges were significantly impacted by a change in 1997 in group life insurance, which is provided by Alfa Mutual Insurance Company, (Mutual), an affiliate, to its employees. In 1997, Mutual began utilizing corporate owned life insurance
(COLI) using Alfa Life's universal life product. The result was an increase in 1997 policy charges of $953,000 and a net reduction in group term premium of $1.9 million, including an experience refund of premium reserves held by Life. Although these changes affected premium revenue growth rates, they did not have a material impact on earnings in the first nine months and third quarter of 1998 or 1997. Both the Company and the other members of the Alfa Group believe the new program will be mutually beneficial to results in the future.

     Excluding the impact on premiums from such business, the premium growth rate for the first nine months of 1998 was 6.3% and for the third quarter was 7.1%. New business premium increased 12.8% for the first nine months of 1998, and 32.7% for the third quarter, primarily from sales of universal life policies and term business. The persistency rate remained high at 91.7%.

      Life insurance operating income increased approximately 2% in both the first nine months of 1998 and in the third quarter. Death claims were 111% and 109% of expected in the nine month and three month periods, respectively, which compares unfavorably to the 85% and 75% mortality ratios in the first nine months and third quarter of 1997. Positive cash flows resulted in an 11.9% and 12.4% increase in net investment income for the nine month and three month periods. Invested assets have increased 10.4% since September 30, 1997. An increase in general expenses impacted the growth in income primarily as a result of increases in lawsuit costs of $977,297 and increased premium taxes of $251,904. Premium taxes increased due to both the increase in premiums and an increase in the premium tax rate. The rate has increased in 1998 from 1.8% to 2.1% and will increase to 2.3% in 1999 and thereafter.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings declined 10.2% in the first nine months of 1998 due primarily to a decrease of 10.8% or approximately $201,000 in net income in the consumer finance subsidiary. A 2.4 % decrease in the loan portfolio to $56.5 million combined with a decline in the overall portfolio yield rate of 53 basis points resulted in a 5.4% decrease in loan and leasing income. Noninsurance earnings increased 16% in the third quarter of 1998 due primarily to an improved spread on loans and reduced legal expenses for the quarter compared to the similar period in 1997 in the consumer finance subsidiary. The real estate sales subsidiary's earnings were up $9,300, or 18.0%. The construction subsidiary income declined $15,000, or 14% in 1998 due to a reduction in both commercial and residential sales activity.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first nine months of 1998 was approximately $1,380,000 compared to approximately $1,350,000 for the similar period in 1997. The increase in interest expense is due to the increase in the average balance outstanding. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time. The increase in other corporate expenses in the first nine months is due to an increase in legal expenses in the period of approximately $800,000.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 1998 and 1997:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                         1998       1997
                                                                       ---------  --------
Increase in cash flow from operations since Sept. 30, 1997 and 1996         8.7%     38.9%
Increase in invested assets since January 1, 1998 and 1997                  4.6%     10.8%
Investment yield rate (annualized)                                          7.0%      7.2%
Increase in net investment income since September 30, 1997 and 1996        10.9%      4.9%


        The 8.7% increase in positive cash flow from operations is due primarily to improved operating results in the Company's property and casualty subsidiaries, which had an increase of $4.8 million in underwriting income.

Positive cash flow was adversely impacted in the second quarter of 1998 by the effect of claims from severe weather. The COLI plan in the life insurance subsidiary has provided positive cash flow in 1998 and 1997. As a result of the overall positive cash flows, invested assets grew 4.6% since January 1, 1998 and 9.5% since September 30, 1997 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 10.9%. The overall yield rate, calculated using amortized cost, has declined as maturing investments are reinvested at lower rates due to a decline in interest rates generally. The Company had net realized investment gains of approximately $3.9 million in the first nine months of 1998 and $6.1 million in the similar period in 1997. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at September 30, 1998 and December 31, 1997:

                                          SEPTEMBER 30,   DECEMBER 31,
                                          --------------  -------------
                                               1998           1997
                                          --------------  -------------

           Fixed maturities
             Taxable
               Mortgage backed (CMO's)             27.9%          30.2%
               Corporate bonds                     31.9%          29.6%
                                                  -----          -----
                 Total taxable                     59.8%          59.8%
             Tax exempts                           11.8%          11.6%
                                                  -----          -----
               Total fixed maturities              71.6%          71.4%
                                                  -----          -----
           Equity securities                       10.5%          11.3%
           Mortgage loans                           0.0%           0.1%
           Real estate                              0.1%           0.2%
           Policy loans                             3.5%           3.4%
           Other long term investments              9.4%          11.2%
           Short term investments                   4.9%           2.4%
                                                  -----          -----
                                                  100.0%         100.0%
                                                  =====          =====


     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to market value fluctuations in equities and the reduction in CMO's related to increased paydowns being invested in corporate bonds and in short term investments. Long term investments decreased due primarily to a reduction in loan receivable from Alfa Mutual Insurance Company, an affiliate.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 1998 and December 31, 1997:


                                          SEPTEMBER 30,   DECEMBER 31,
                                          --------------  -------------
                                               1998           1997
                                          --------------  -------------
RATING
----------------------------------------
AAA to A-                                          89.7%          87.1%
BBB+ to BBB-                                       10.0%          12.3%
BB+ and Below (Below investment grade)              0.3%           0.6%
                                                   ----          -----
                                                  100.0%         100.0%
                                                  =====          =====


     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At September 30, 1998, approximately 39% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities and due to favorable liquidity, capital strength, a periodic review of asset liability matching and inherent flexibility in its interest sensitive type product liabilities the impact of prepayment risk on the Company's financial position is not believed to be significant. At September 30, 1998 the Company's total portfolio of fixed maturities had gross unrealized gains of $50,557,363 and gross unrealized losses of $9,638,193. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first nine months of 1998, the Company sold approximately $59.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $653,398 and gross realized losses of $57,537. During the first nine months of 1997 the Company sold approximately $16.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $674,007 and gross realized losses of $11,736.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At September 30, 1998, the Company had unrealized gains of approximately $3.1 million in such investments.

     In the first nine months of 1998, the Company wrote down one fixed maturity totaling $1,168,751, and seven equity securities totaling $1,762,105 whose declines in value were deemed to be other than temporary. At September 30, 1998 there were no nonperforming bonds in the portfolio.

     The Company's investment in other long term investments consists primarily
of loans originated by the consumer finance subsidiary.   These loans are
collateralized by automobiles and other property. At September 30, 1998 the delinquency ratio on the portfolio was 2.05%, down from 2.19% at December 31, 1997. Loans charged off in the third quarter of 1998 totaled $159,416 or 0.3% of the outstanding loan balance. At September 30, 1998, the Company maintained an allowance for loan losses of $584,178 or approximately 1.2% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The increase in income tax expense in the first nine months of 1998 is the result of the increase in income before provision for income taxes, which improved $3.7 million due primarily to the impact of increased property casualty underwriting results. The effective tax rate in the first nine months of 1998 was 31.3% compared to 31.3% for the full year 1997 and 31.5% for the first nine months of 1997.

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

     On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996, 75,000 options on February 18, 1997 and 452,500 options on March 23, 1998. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At September 30, 1998, there had been 82,199 options exercised, 881,723 options were exercisable and 64,301 had been canceled leaving 513,401 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first nine months of 1998 the Company repurchased 11,000 shares at a cost of $209,554. At September 30, 1998 the total repurchased was 1,108,600 shares at a cost of $4,840,324. The Company has reissued 82,199 treasury shares as a result of option exercises.

     Total borrowings decreased $32.9 million in the first nine months of 1998 to $68.7 million. At September 30, 1998 the Company had approximately $58.9 million in commercial paper at rates ranging from 5.57% to 5.58% with maturities ranging from October 9, 1998 to October 22, 1998. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $80 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $9.7 million in short-term debt outstanding to affiliates at September 30, 1998 with interest equal to commercial paper rates payable monthly and $107,091 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $9.2 million in the first nine months of 1998 and $7.9 million for the first nine months of 1997. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 1998 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $304.8 million.

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

YEAR 2000
---------

     The Company initially started the identification of year 2000 issues in 1993 and 1994 and began its internal programming modifications in 1995. These phases along with the testing have continued during the last three years. The Company believes it has substantially completed the identification and programming steps and at September 30, 1998 is approximately 50% complete with actual application and scenario testing, whereby dates are manipulated and results are compared for accuracy. Such testing and the completion of internal programming is expected to be substantially completed by the end of 1998. In addition, in 1998 the Company is addressing the issues related to year 2000 in regards to material relationships with third parties, vendors, suppliers, etc. and is identifying such providers, surveying their efforts and requesting written assurances that year 2000 issues have been addressed. Also, the Company is reviewing all significant non-information technology systems for year 2000 compliance. The most significant such system, the telephone system, has already been determined to be year 2000 compliant. These efforts as well as the final phase, follow-up on any unresolved year 2000 issues, are expected to be completed during the first and second quarters of 1999.

     The Company has not utilized any year 2000 solution providers in addressing compliance of its mainframe systems. To date the issues have been addressed with internal resources. However, the Company has contracted with external consultants to assist in the review and updating of its personal computer systems and associated hardware and software. Due to the longevity of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to determine precisely the total costs, which have been expensed as incurred. However, the Company estimates that to date, approximately $1.3 million has been spent on Year 2000 efforts, with almost $500,000 coming in 1998. Future costs, including $500,000 for the ouside vendor costs of the personal computer systems reviews, are currently anticipated to total $1.2 million, for a total estimated cost of year 2000 efforts of $2.5 million. The Company has absorbed the costs into its operations with no significant adverse impact on its financial condition or results of operations. The resources utilized have caused some normal operational enhancements and systems development to be deferred or delayed, however, any systems maintenance or statutory required updates have not been affected.

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


INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                          PART II.  OTHER INFORMATION

Item 5.
-------
       OTHER INFORMATION
       -----------------

       On November 6, 1998, the Alfa Insurance Group (Alfa) consisting of Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and their 50.8% owned subsidiary, Alfa Corporation, the Registrant, announced the signing of a Letter of Intent to enter into a Strategic Alliance with Vesta Insurance Group, Inc. (Vesta), whereby Alfa will invest $17 million in Vesta 9.75% Convertible Preferred Stock, convertible at $5.75 per Vesta Common Stock share, and will also receive Warrants to acquire 5 million shares of Vesta Common Stock at $8.00 per share. Concurrently, Alfa also reached an agreement with Torchmark Corporation to purchase 9.9% of the outstanding Common Stock of Vesta, at $7.42 per share. After the transactions are closed, Alfa will have an ownership stake in Vesta of approximately 22% without exercise of the Warrants and an ownership stake of 36% with exercise of the Warrants, and will be the principal stockholder of Vesta. The Strategic Alliance also provides for certain other commercial and technical support.

       The formal establishment of the Strategic Alliance is subject to a number of conditions, including execution of definitive agreements, regulatory and corporate approvals, including Vesta shareholder approval, and satisfactory completion of Alfa's due diligence. The transactions are expected to be completed in the first quarter of 1999.

       Decisions about how the contemplated transactions will be allocated among the affiliated Alfa companies and, if at all, to the Registrant, Alfa Corporation, have not yet been determined by the Alfa Boards of Directors.


Item 6.
-------

       EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------

       Exhibit 27:  Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALFA CORPORATION



Date      11/13/98                  By:      /S/  Goodwin L. Myrick
    ------------------------------      ---------------------------------------
                                                  Goodwin L. Myrick
                                                  President



Date      11/13/98                   By:      /S/  Donald Price
    ------------------------------       --------------------------------------
                                                   Donald Price
                                                   Senior Vice President,
                                                   Finance
                                                  (Chief Financial Officer)



Date      11/13/98                  By:      /S/   John Holley
    ------------------------------      ---------------------------------------
                                                   John Holley
                                                   Vice President and Controller
                                                  (Chief Accounting Officer)