Form 10-K
period 1998-12-31
ALFA CORP
filed 1999-03-31
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended December 31, 1998           Commission File Number 0-11773
---------------------------------------                                  -------

                               ALFA CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                    63-0838024
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

2108 East South Boulevard
P. O Box 11000, Montgomery, Alabama                                   36191-0001
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip-Code)

Registrant's Telephone Number including Area Code        (334) 288-3900
                                                   --------------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None
                    ---------------------------------------

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

                    Yes      X           No
                        --------------      -------------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1999, was $337,529,032.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

       Class                                  Outstanding December 31, 1998
------------------                            -----------------------------
Common Stock, $1.00 par value                        40,879,911 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 1998, and proxy statement for the annual meeting of stockholders to be held April 22, 1999, are incorporated by reference into Part II and Part III.

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

     Alfa Corporation is affiliated with the Alfa Mutual Insurance Companies (the Mutual Group), which collectively own 50.7% of Alfa Corporation's common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). The Company's common stock is traded on the NASDAQ Stock Market's National Market under the symbol ALFA.

     Alfa Corporation's insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 83.5% of the Company's property and casualty premium income and 73.7% of its total premium income for 1998 was derived from the Company's participation with the Mutual Group in a Pooling Agreement. The Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") effective August 1, 1987 with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. All of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limits Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeds $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Currently, the Company's share of losses exceeding $249 million would be 13%. The change allows the catastrophe reinsurance buying decision to be made on a group basis which benefits each member of the group and reduces the Company's earnings volatility.

     The Boards of Directors of the Mutual Group and of the Company's property and casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and the Department determined that the implementation of the Pooling Agreement did not require the Department's approval.

     A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of the Company and Jerry A. Newby, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts which could arise in the selection of risks to be insured by the participants by making the results of each participant's operations dependent on the results of all of the Pooled Business. Accordingly, the participants should have substantially identical underwriting ratios for the Pooled Business excluding catastrophes as long as the Pooling Agreement remains in effect. See "Property and Casualty Business" section regarding impact of catastrophes.

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

Alfa Corporation's operations include property and casualty insurance, life insurance, noninsurance and corporate segments. Presented below is summarized financial information for the Company's four business segments as of and for the years ended December 31, 1998, 1997 and 1996:


                                               Years Ended December 31,
                                  --------------------------------------------------
                                        1998             1997             1996
                                  ----------------  ---------------  ---------------
                                   (in thousands, except share and per share data)
Revenues
 Life insurance premiums
  and policy charges                  $    46,099      $    40,659      $    38,248
                                      ===========      ===========      ===========

Property and casualty
 insurance premiums                   $   345,740      $   330,306      $   298,939
                                      ===========      ===========      ===========

Net investment
  income                              $    62,512      $    57,529      $    54,194
                                      ===========      ===========      ===========

Total revenues                        $   460,986      $   434,010      $   396,336
                                      ===========      ===========      ===========

Net income
  Insurance operations
    Life insurance                    $    15,645      $    14,580      $    14,952
    Property and casualty
         insurance                         41,581           36,571           15,189
  Noninsurance operations                   2,192            2,628            3,339
  Net realized
    investment gains                        2,858            2,182            1,825
  Corporate                                (5,560)          (3,167)          (3,116)
                                      -----------      -----------      -----------

    Net income                        $    56,716      $    52,794      $    32,189
                                      ===========      ===========      ===========

    Net income per share
       Basic                                $1.39            $1.29             $.79
                                      ===========      ===========      ===========
       Diluted                              $1.38            $1.29             $.79
                                      ===========      ===========      ===========

Weighted average shares
    outstanding-Basic                  40,834,232       40,787,047       40,786,561
                                      ===========      ===========      ===========
               Diluted                 41,148,258       40,930,894       40,843,548
                                      ===========      ===========      ===========


Property and Casualty Business:
-------------------------------

  The Alfa Insurance Group's primary business is personal lines property and casualty insurance, which accounts for over 75% of total premiums and over 70% of total revenues. Automobile and homeowners insurance account for approximately 85% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys a 20% share of the personal automobile and homeowners markets, second only to State Farm. The Company is a direct writer and distributes its products utilizing the employee/agent sales force of Mutual.

The following table shows the Company's premium distribution by product in property and casualty insurance for 1998:

                    Automobile               65.6%
                    Homeowner                18.6%
                    Farmowner                 5.6%
                    Commercial                4.7%
                    Manufactured Home         3.3%
                    Other                     2.2%
                                            ------
                                            100.0%
                                            ======

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income (loss), GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 1998, 1997 and 1996:

                                      Years ended December 31,
                                  --------------------------------
                                    1998       1997        1996
                                  ---------  ---------  ----------
                                           (in thousands)
Earned premiums
 Personal lines                   $330,511   $315,650   $292,330
 Commercial lines                   12,354     11,772     11,231
 Pools, associations
  and fees                           4,036      4,014      3,905
 Reinsurance ceded                  (1,161)    (1,130)    (8,527)
                                  --------   --------   --------
   Total                          $345,740   $330,306   $298,939
                                  ========   ========   ========
Net underwriting income (loss)    $ 33,183   $ 28,061   $ (2,235)
                                  ========   ========   ========
Loss ratio                            62.8%      65.0%      73.8%
LAE ratio                              5.0%       5.0%       5.3%
Expense ratio                         22.6%      21.5%      21.6%
                                  --------   --------   --------
GAAP basis combined ratio             90.4%      91.5%     100.7%
                                  ========   ========   ========
Underwriting margin                    9.6%       8.5%      (0.7%)
                                  ========   ========   ========
Net investment income             $ 25,992   $ 23,935   $ 22,251
                                  ========   ========   ========
Operating income before tax       $ 59,156   $ 51,955   $ 19,585
                                  ========   ========   ========
Operating income, net of tax      $ 41,581   $ 36,571   $ 15,189
                                  ========   ========   ========

     The Company's strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby attracting and underwriting to achieve a preferred, profitable book of business. The Company's objective is to operate with an underwriting profit. Historically, this objective has been met except for five years, which were primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation's share of the Alfa

Group's storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. The Alfa Group had approximately $45 million in gross catastrophe losses during 1998 due to Hurricane Georges in September 1998 and due to the impact of tornadoes, hail and other severe weather which occurred in April and June 1998. The effect of claims from these events impacted second quarter underwriting results by $6.5 million pre-tax, or $0.10 per share, net of taxes, based upon the intercompany pooling arrangement and Alfa group-wide reinsurance protection. The Company had no significant storm related losses in 1997. Group wide catastrophe losses in 1996 were $27 million, and the Company's share was $11.4 million.

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

     Life offers several different types of whole life and term insurance products. As of December 31, 1998, Life had in excess of $11.0 billion of life insurance in force. As of December 31, for each year indicated the Company had insurance in force as follows:

                     1998         1997         1996
                  -----------  -----------  ----------
                              (in thousands)
Ordinary Life     $10,955,347  $10,201,001  $9,126,335
Credit Life       $     6,990  $     8,296  $   11,016
Group Life        $    37,712  $    37,103  $  325,704

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 1998, 1997 and 1996:


                                             Years Ended December 31,
                                            --------------------------
                                             1998      1997     1996
                                            -------  --------  -------
                                                  (in thousands)
Premiums and Policy Charges
 Universal life policy charges              $12,381  $11,296   $10,075
 Universal life policy charges- COLI          2,133    1,858         -
  Interest sensitive life policy charges      9,727    9,306     8,589
  Traditional life insurance premiums        21,494   19,958    18,931
  Group life insurance premiums                 364   (1,759)      653
                                            -------  -------   -------
   Total                                    $46,099  $40,659   $38,248
                                            =======  =======   =======
Net investment income                       $34,890  $31,646   $29,254
                                            =======  =======   =======
Benefits and expenses                       $52,980  $45,041   $39,610
                                            =======  =======   =======
Operating income before tax                 $21,988  $20,750   $21,830
                                            =======  =======   =======
Operating income, net of tax                $15,645  $14,580   $14,952
                                            =======  =======   =======

     Life generally reinsures all life insurance risks in excess of $350,000 on any one life for the purpose of limiting the liability of Life with respect to any one risk and providing greater diversification of its exposure. When Life reinsures a portion of its risk it must cede the premium income to the reinsurer who reinsures the risk, thereby decreasing the income of Life.

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

      The Company's investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $363.4 million to over $1.0 billion at the end of 1998, a compound annual growth rate of 11.6%. During that same period investment income has more than doubled, growing from $26.2 million to
over $62.5 million.   At year-end, the value of unrealized gains in Alfa's
portfolio was $57.6 million, net of tax. The portfolio was invested 71.6% in fixed income securities, 9.5% in equities, 5.0% in short-term marketable securities, and 13.9% in other investments, which include consumer loans, leases and partnerships and less than 0.1% in real estate and mortgage loans.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at December 31, 1998 and 1997:

                                           December 31,
                                           -------------
                                           1998     1997
                                           ----     ----
AAA to A-                                   89.2%   87.1%
BBB+ to BBB-                                 9.8    12.3
BB+ and below (below investment grade)       1.0     0.6
                                           -----   -----
                                           100.0%  100.0%
                                           =====   =====

     For more information about the Company's investments, see the investment section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 17 of the Company's annual report to security holders for the fiscal year ended December 31, 1998, which is incorporated herein by reference in Item 7.

Reserves
--------

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

     Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and as required by state law, the Company periodically engages an independent actuary to render an opinion as to the adequacy of statutory reserves established by management, which opinions are filed with the various jurisdictions in which the Company is licensed. Based upon practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

     Life Reserves: The life insurance policy reserves reflected in the Company's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life's reserves are reported in the financial statements (See Note 6 - Future Policy Benefits, Losses and Loss Expenses in the Notes to Consolidated Financial Statements on page 33 of the Company's annual report to security holders for the year ended December 31, 1998, incorporated herein by reference).

     Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with generally accepted accounting principles, is summarized as follows:

                                      1998                         1997                        1996
                           -----------------------------------------------------------------------------------
                            Property and                 Property and                 Property and
                            Casualty         Life        Casualty         Life        Casualty        Life
                          -------------  ------------  -------------  ------------  -------------  -----------
Balance at January 1,     $132,086,208   $ 2,243,041   $117,672,492   $ 3,095,914   $108,303,253   $2,065,462
  Less Reinsurance
      recoverables
      on unpaid losses        (960,376)     (123,474)      (745,156)     (801,496)    (2,293,048)    (717,018)
                          ------------   -----------   ------------   -----------   ------------   ----------
Net balance at
  January 1,               131,125,832     2,119,567    116,927,336     2,294,418    106,010,205    1,348,444
                          ------------   -----------   ------------   -----------   ------------   ----------
Incurred related to:
  Current year             253,369,653    15,160,885    240,327,428    11,600,573    241,879,860    8,717,628
  Prior years              (18,725,403)      (17,517)    (8,928,409)      ( 7,995)    (4,702,409)     151,950
                          ------------   -----------   ------------   -----------   ------------   ----------
   Total incurred          234,644,250    15,143,368    231,399,019    11,592,578    237,177,451    8,869,578
                          ------------   -----------   ------------   -----------   ------------   ----------
Paid related to:
  Current year             175,544,000    14,010,044    164,640,000    10,605,018    172,087,000    7,363,636
  Prior years               52,955,344       793,382     52,560,523     1,162,411     54,173,320      559,968
                          ------------   -----------   ------------   -----------   ------------   ----------
    Total paid             228,499,344    14,803,426    217,200,523    11,767,429    226,260,320    7,923,604
                          ------------   -----------   ------------   -----------   ------------   ----------
Net balance at
   December 31,            137,270,738     2,459,509    131,125,832     2,119,567    116,927,336    2,294,418
  Plus reinsurance
   recoverables
   on unpaid losses            759,568       353,195        960,376       123,474        745,156      801,496
                          ------------   -----------   ------------   -----------   ------------   ----------
Balance at
   December 31,           $138,030,306   $ 2,812,704   $132,086,208   $ 2,243,041   $117,672,492   $3,095,914
                          ============   ===========   ============   ===========   ============   ==========

Other Business
--------------

     The Company operates five other subsidiaries which are not considered to be significant by SEC Regulations for purposes of separate disclosure. These subsidiaries are Alfa Financial Corporation (Financial), a lending institution, Alfa Investment Corporation, a real estate investment business and its wholly owned subsidiary, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, and Alfa Agency Mississippi, Inc.

     Financial is a lending institution engaged principally in making consumer loans. These loans are available through substantially all agency offices of the Company. These loans are collateralized by automobiles and other property. At December 31, 1998, the delinquency ratio on the loan portfolio was 2.04%, or $1.0 million. Loans charged off in 1998 totaled $562,173 or 1.1% of the average outstanding loan portfolio. At December 31, 1998, the Company maintained an allowance for loan losses of $584,178 or approximately 1.2% of the outstanding loan balance.

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

     Mutual owns 16,190,538 shares, or 39.61%, and Alfa Mutual Fire Insurance Company owns 4,515,286 shares, or 11.05%, of the Company's Outstanding Common Stock.

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

     Additionally, the Company's insurance subsidiaries are subject to licensing and supervision by the governmental agencies in the jurisdictions in which they do business. The nature and extent of such regulation varies, but generally has its source in State Statutes which delegate regulatory, supervisory and administrative powers to State Insurance Commissioners. Such regulation, supervision and administration relate, among other things, to standards of solvency which must be met and maintained, licensing of the companies, periodic examination of the affairs and financial condition of the Company, annual and other reports required to be filed on the financial condition and operation of
the Company.   Rates of property and casualty insurance are subject to
regulation and approval of regulatory authorities. Life insurance rates are generally not subject to prior regulatory approval.


     Restrictions on Dividends to Stockholders: The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the net income for the preceding year, or for life companies - the net gain from operations.
Larger dividends are payable only after receipt of prior regulatory approval. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 1999 without prior approval of regulatory authorities is approximately $53.2 million based on December 31, 1998 financial condition and results of operations.

      Risk-Based Capital Requirements: The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company's insurance subsidiaries significantly exceed that which would require regulatory attention.

Year 2000:
----------
The Company initially started the identification of year 2000 issues in 1994 and began its internal programming modifications in 1995. These phases along with the testing have continued during the last three years. The Company believes it has substantially completed the identification and programming steps and at December 31, 1998 is approximately 90% complete with actual application and scenario testing, whereby dates are manipulated and results are compared for accuracy. Such testing and completion of internal programming is currently scheduled to be completed in the second quarter of 1999. A summary of mission critical systems is shown below indicating the status of the Company's remediation and testing efforts at December 31, 1998. In 1998, the Company addressed the issues related to year 2000 in regards to material relationships with third parties, vendors, suppliers, etc. and has identified such providers, surveying their efforts and requesting written assurances that year 2000 issues have been addressed. Of the vendor operating system software identified during this process, approximately 90% of the programs have been labeled as "year 2000 compliant" by the vendors. In the event that such software fails despite written assurances and internal testing, the Company expects to work closely with the vendors to find a remedy in a timely fashion. Also, the Company is continuing to review all significant non-information technology systems for year 2000 compliance. The most significant such system, the telephone system, has already been determined to be year 2000 compliant. These efforts as well as the final phase, follow-up on any unresolved year 2000 issues, are expected to be completed during the first half of 1999.

     The Company has not utilized any year 2000 solution providers in addressing compliance of its mainframe systems. To date, the issues have been addressed with internal resources. However, the Company has contracted with external consultants to assist in the review and updating of its personal computer systems and associated hardware and software. Due to the longevity of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to determine precisely the total costs attributable to the year 2000 issue. These costs have been expensed as incurred throughout the process. However, the Company estimates that to date, approximately $1.7 million has been spent on year 2000 efforts, with almost $900,000 expensed in 1998. Future costs, including $500,000 for the external consultant costs of the personal computer systems reviews and $400,000 for payment processing software, are currently anticipated to total $1.2 million, for a total estimated cost of year 2000 efforts of $2.9 million. The Company has absorbed the costs into its operations with no significant adverse impact on its financial condition or results of operations. The resources utilized have caused some normal operational enhancements and systems development to be deferred or delayed. However, any systems maintenance or statutory required updates have not been affected.

     To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial condition and results of operations. The Company has begun the process of developing a contingency plan should an adverse year 2000 issue occur. As part of the contingency plan, the Company expects to address its ability to conduct business in environments experiencing both limited and extensive adverse conditions resulting from the year 2000 issue.
The Company expects to have such a plan in place by the end of the third quarter of 1999.

                      SUMMARY OF MISSION CRITICAL SYSTEMS

                                                       Remediation/   System     Goal
         Mission Critical Systems           Research   Programming    Testing    Date
---------------------------------------------------------------------------------------
Accounting                                  Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------
Agent Compensation                          Completed   Completed     Started   4/30/99
---------------------------------------------------------------------------------------
Claims                                      Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------
Investment Management                       Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------
Life Policy Administration                  Completed   Completed     Started   4/30/99
---------------------------------------------------------------------------------------
Loan Processing                             Completed   Completed     Started   4/30/99
---------------------------------------------------------------------------------------
Payment Processing                          Completed   Completed     Started   4/30/99
---------------------------------------------------------------------------------------
Payroll Processing                          Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------
Personal Computers - Field                  Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------
Personal Computer - Based Field Programs    Completed   Completed     Started   4/30/99
---------------------------------------------------------------------------------------
Personal Computers - Home Office            Completed    Started      Started   6/25/99
---------------------------------------------------------------------------------------
Postal Software                             Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------
Property/Casualty Policy Administration     Completed   Completed    Completed    N/A
---------------------------------------------------------------------------------------

Personnel:
---------

     The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments, and Management. At December 31, 1998, the Company was represented by 471 agents in Alabama who are employees of Mutual. The Company's property and casualty subsidiaries had 104 independent exclusive agents in Georgia and Mississippi at December 31, 1998.

Item 2.   Properties.
          ----------

     (a)  Physical Properties of the Company and Its Subsidiaries.  The Company
          --------------------------------------------------------
leases it home office facilities in Montgomery, Alabama, from Mutual.

     The Company and its subsidiaries own several investment properties, none of which are material.

Item 3.  Legal Proceedings.
         -----------------

    Certain legal proceedings involving policyholders and agents are in process at December 31, 1998. Costs for these and similar legal proceedings including accruals for outstanding cases were $5.2 million in 1998, $3.6 million in 1997 and $2.7 million in 1996. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents and miscellaneous other causes of action. Many of these lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these cases is not possible to predict. Approximately 80 legal proceedings against Alfa Life Insurance Corporation involving policyholders and agents are in process at December 31, 1998. Of the 80 proceedings, 50 were filed in 1998, 13 were filed 1997, 12 were filed in 1996, and 5 were filed in 1995. Of the 50 legal proceedings filed in 1998, two plaintiff law firms accounted for 47 of the filings. Currently, three of the proceedings against Alfa Life Insurance Corporation have gone to trial. In two of the proceedings, the jury awarded the plaintiffs compensatory and punitive damages against Alfa Life Insurance Corporation. The first jury verdict has been appealed and the second verdict will be appealed to the Alabama Supreme Court. In the third proceeding, the jury returned a verdict for Alfa Life Insurance Corporation. Based upon information presently available, applicable law and defenses available to the Company, management does not consider material losses which might arise from a particular lawsuit beyond amounts accrued in the financial statements to be probable of occurrence. Management's opinion is based upon the Company's experience in dealing with such claims and the historical results of such claims against the Company. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgements in any given suit.

Item 4.  Submission of Matters to Vote of Security Holders.    Not applicable.
         -------------------------------------------------

Executive Officers of the Company:
---------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 22, 1999.

     The following is a list of name and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name                               Age      Position                                                    Since
----                               ---      --------

Jerry A. Newby                      51      Director; Chairman of the Board and President, since 1998;   1986
                                            President of its Subsidiaries and associated
                                            companies; President Alabama Farmers Federation,
                                            and farmer.

C. Lee Ellis                        47      Executive Vice President, Operations and Treasurer of        1983
                                            Alfa Corporation and its subsidiaries since February 1999
                                            Prior to 1999, Executive Vice President, Investments.

Ken Wallis                          57      Director; Executive Vice President, Operations               1993
                                            of Alfa Corporation and its subsidiaries, Assistant
                                            to the President and Vice President, Treasurer. Retired
                                            in March 1999.

Al Dees                             52      Executive Vice President, Marketing                          1993
                                            Prior to 1993, Vice President, Georgia and
                                            Mississippi Marketing.

Donald Price                        47      Senior Vice President, Finance and                           1984
                                            Chief Financial Officer.

Marcia Martin                       61      Senior Vice President, Personnel                             1976

Al Scott                            43      Senior Vice President, Secretary and General Counsel         1997
                                            Prior to 1997, Assistant General Counsel

John Holley                         43      Vice President, Finance, Director Financial Relations        1986
                                            Chief Accounting Officer.

Terry McCollum                      62      Senior Vice President, Claims                                1979


Bill Harper, Jr.                    54      Senior Vice President, Life Operations of Alfa Life          1986
                                            Insurance Corporation, Vice President of Alfa
                                            Financial Corporation since 1978.

Wyman Cabaniss                      47      Senior Vice President, Underwriting                          1998
                                            Prior to 1998, Vice President, Underwriting

Stephen G. Rutledge                 40      Senior Vice President, Investments since 1999.               1984
                                            Prior to that time, Vice President, Investments

Cheryl Price                        45      Vice President, Finance, Alfa Property and                   1991
                                            Casualty Companies.

                                    Part II
                                    -------

Item 5.  Market for the Company's Common Stock and Related Security Holder
         -----------------------------------------------------------------
Matters.
--------

     The "Stockholder Information" section on page 36 of Exhibit 13 representing the Inside Back Cover of the Company's annual report to security holders for the fiscal year ended December 31, 1998, is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

     The "Selected Financial Data" section on pages 1 and 2 of Exhibit 13 representing pages 6 and 7 of the Company's annual report to security holders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

     The "Management's Discussion and Analysis" section on pages 3 through 11 of
Exhibit 13 representing pages 12 through 20 of the Company's annual report to security holders for the fiscal year ended December 31, 1998, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     The "Quantitative and Qualitative Disclosures about Market Risk" section on pages 7 and 8 of Exhibit 13 representing pages 16 and 17 of the Company's annual report to security holders for the fiscal year ended December 31, 1998, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     The Financial Statements on pages 12 through 35 of Exhibit 13 representing pages 21 through 44 of the Company's annual report to security holders for the fiscal year ended December 31, 1998, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

     None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

     For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy statement for the annual meeting of stockholders to be held April 22, 1999 which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

     The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 1999, is incorporated herein by reference.



                                     III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          ------------------------------------------------------------

  (a) The following documents are filed as part of this report:
      1. Financial Statements. (incorporated by reference from pages 12 through
         --------------------
      35 of Exhibit 13 representing pages 21 through 44 of the Company's annual report to security holders for the year ended December 31, 1998)

          Report of Independent Auditors for 1998 and 1997.

          Consolidated Balance Sheets as of
          December 31,  1998 and 1997.

          Consolidated Statements of Income for the three years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

          Selected Quarterly Financial Data.


      2.  Financial Statement Schedules.
          -----------------------------

          Included in Part IV of this report

                                                                                      Page
                                                                                      ----

Report on  Financial Statement Schedules
of Independent Auditors                                                               IV-3

          Schedule I -   Summary of Investments Other Than Investments
                         in Related Parties for the year ended December 31, 1998      IV-4

          Schedule II -  Condensed Financial Information                            IV-5-7

          Schedule III - Supplementary Insurance Information                          IV-8

          Schedule IV -  Reinsurance for the years ended December 31, 1998,
                         1997 and 1996                                                IV-9

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

               Exhibit (13)    The Company's Annual Report to Security Holders
                               for the fiscal year ended December 31, 1998. Such report, except for the portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.


               Exhibit (19)    Employee Stock Purchase Plan and 1993 Stock
                               Incentive Plan are incorporated by reference from the Company's 10-K for the year ended December
                               31, 1993.

               Exhibit (23)    Consent of Independent Accountants

               Exhibit (27)    Financial Data Schedule


          (b)  Reports on Form 8-K.
               -------------------

               None

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
         -------------------------------------------------------------



The Board of Directors
Alfa Corporation:

Under date of February 9, 1999, we reported on the consolidated balance sheets of Alfa Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. Those consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                     /s/ KPMG PEAT MARWICK LLP

Birmingham, Alabama
February 9, 1999

                      ALFA CORPORATION  AND  SUBSIDIARIES
               SCHEDULE I - SUMMARY OF  INVESTMENTS - OTHER THAN
                        INVESTMENTS  IN RELATED  PARTIES
                               December 31, 1998

                                ---------------



                                                                                Amount At
                                                   Cost Or                     Which Shown
                                                  Amortized       Market        In Balance
Type Of Investment                                  Cost           Value           Sheet
------------------                              ------------  --------------  --------------
Fixed maturities:
   Bonds:
      United States Government
        and government agencies                 $ 50,171,484  $   56,357,985  $   56,357,985
      States, municipalities and
        political subdivisions                   163,555,285     171,790,838     171,790,838
      Public utilities                            23,616,916      24,001,365      24,001,365
      All other corporate bonds                  209,382,205     217,453,175     217,453,175
   Mortgage-backed securities                    292,829,171     302,595,150     302,505,360
   Redeemable preferred stocks                     3,500,000       3,708,750       3,708,750
                                                ------------  --------------  --------------

                Total fixed maturities           743,055,061     775,907,263     775,817,473
                                                ------------  --------------  --------------
Equity securities:
   Common stocks:
      Public utilities                             3,761,765       5,291,801       5,291,801
      Banks, trusts and insurance
        companies                                  5,331,432      23,152,710      23,152,710
      Industrial, miscellaneous and all other     30,288,959      73,390,954      73,390,954
   Nonredeemable preferred stocks                  1,450,994       1,220,000       1,220,000
                                                ------------  --------------  --------------

                Total equity securities           40,833,150     103,055,465     103,055,465
                                                ------------  --------------  --------------

Mortgage loans on real estate                        404,432         404,432         404,432

Real estate                                        1,482,647       1,482,647       1,482,647

Policy loans                                      38,645,185      38,645,185      38,645,185

Other long-term investments                      110,022,016     111,217,901     110,022,016

Short-term investments                            54,637,029      54,637,029      54,637,029
                                                ------------  --------------  --------------

                Total investments               $989,079,520  $1,085,349,922  $1,084,064,247
                                                ============  ==============  ==============

See accompanying independent auditors report

                  ALFA  CORPORATION  (PARENT COMPANY)
             SCHEDULE II - CONDENSED FINANCIAL  INFORMATION
                           BALANCE  SHEETS
                     December 31, 1998 and 1997

                              ---------

                                            1998          1997
                                        ------------  ------------
                            ASSETS
Cash                                    $    310,617  $     41,334

Short-term investments                       867,393     1,995,321

Investment in subsidiaries               459,187,150   416,815,803

Note receivable from subsidiaries         30,089,539    60,646,539

Accounts receivable and other assets         162,916       233,939
                                        ------------  ------------

        Total assets                    $490,617,615  $479,732,936
                                        ============  ============

             LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Liabilities:
   Commercial paper                     $ 57,259,519  $ 89,521,729
   Notes payable                           4,600,000     4,600,000
   Other liabilities                       5,135,111     2,679,013
                                        ------------   ------------

        Total liabilities                 66,994,630     96,800,742
                                        ------------   ------------

Stockholders' Equity:
Common stock, $1 par value, shares
   authorized - 110,000,000;
   issued -  41,891,512
   outstanding - 1998 - 40,887,911;
   1997 - 40,797,712                      41,891,512     41,891,512

Capital in excess of par value            22,355,934     21,301,198

Accumulated other comprehensive income    57,577,202     56,929,966

Retained earnings                        306,268,833    267,420,813
Treasury stock, at cost,
1998 - 1,003,601;
1997 - 1,093,800 shares                   (4,470,496)    (4,611,295)
                                        ------------   ------------

        Total stockholders' equity       423,622,985    382,932,194
                                        ------------   ------------

        Total liabilities and
        stockholders' equity            $490,617,615   $479,732,936
                                        ============   ============

See accompanying independent auditors report
                               IV-5

                      ALFA  CORPORATION  (PARENT COMPANY)
                 SCHEDULE II - CONDENSED FINANCIAL  INFORMATION
                             STATEMENTS  OF  INCOME
              for the years ended December 31, 1998, 1997 and 1996

                                 -------------

                                     1998         1997         1996
                                  -----------  -----------  -----------
Revenues:
   Dividends from subsidiaries    $20,602,953  $18,956,247  $18,671,103

   Interest from subsidiaries       2,047,057    2,208,548    2,642,730

   Other interest                      53,192       21,777       12,911
                                  -----------  -----------  -----------

   Total revenues                  22,703,202   21,186,572   21,326,744

Expenses:
   Other expenses                   7,608,341    5,310,031    5,667,475
                                  -----------  -----------  -----------

      Income before equity in
      undistributed income
      of subsidiaries              15,094,861   15,876,541   15,659,269

Equity in undistributed income
   of subsidiaries                 41,620,830   36,917,092   16,529,946
                                  -----------  -----------  -----------

      Net income                  $56,715,691  $52,793,633  $32,189,215
                                  ===========  ===========  ===========



See accompanying independent auditors report

                      ALFA  CORPORATION  (PARENT COMPANY)
                SCHEDULE II - CONDENSED  FINANCIAL  INFORMATION
                          STATEMENTS  OF  CASH  FLOWS
              for the years ended December 31, 1998, 1997 and 1996

                                                                   1998           1997           1996
                                                               -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                   $ 56,715,691   $ 52,793,633   $ 32,189,215
                                                               ------------   ------------   ------------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Undistributed earnings of
        subsidiaries                                            (41,620,830)   (36,917,092)   (16,529,946)
      Decrease (increase) in other assets
        and accounts receivable                                      71,023        (15,885)        65,220
      Increase (decrease) in other
        liabilities                                               2,456,098        (64,890)       417,666
                                                               ------------   ------------   ------------
        Total adjustments                                       (39,093,709)   (36,997,867)   (16,047,060)
                                                               ------------   ------------   ------------

        Net cash provided by
         operating activities                                    17,621,982     15,795,766     16,142,155
                                                               ------------   ------------   ------------

Cash flows from investing activities:
  Decrease (increase) in note receivable from subsidiaries       30,557,000    (14,288,000)     8,086,461
  Net decrease (increase) in short-term investments               1,127,928     (1,621,263)        63,032
  Other                                                             212,396        343,449       (110,149)
                                                               ------------   ------------   ------------
        Net cash provided by (used in) investing activities      31,897,324    (15,565,814)     8,039,344
                                                               ------------   ------------   ------------

Cash flows from financing activities:
  Increase (decrease) in commercial paper                       (32,262,210)    15,940,767     (8,368,654)
  Purchase of treasury stock                                       (419,471)
  Proceeds from exercise of stock options                         1,299,329         35,250          9,400
  Dividends to stockholders                                     (17,867,671)   (16,212,717)   (15,802,434)
                                                               ------------   ------------   ------------

        Net cash (used in) financing activities                 (49,250,023)      (236,700)   (24,161,688)
                                                               ------------   ------------   ------------

        Net increase (decrease) in cash                             269,283         (6,748)        19,811
Cash, beginning of year                                              41,334         48,082         28,271
                                                               ------------   ------------   ------------

Cash, end of year                                              $    310,617   $     41,334   $     48,082
                                                               ============   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                  $  4,082,710   $  4,132,679   $  4,415,649
                                                               ============   ============   ============

     Income taxes                                              $ 20,487,000   $ 20,529,974   $  5,418,000
                                                               ============   ============   ============

See accompanying independent auditors report

                                ALFA CORPORATION
              SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION for the years ended December 31, 1998, 1997 and 1996

                                                                     Other
                                    Future Policy                    Policy
                     Deferred        Benefits,                      Claims       Premiums
                      Policy          Losses,                         And           And            Net
                    Acquisition     Claims And        Unearned     Benefits       Policy       Investment
Segment                Costs       Loss Expenses       Premium      Payable       Charges        Income
-------             -----------    -------------     ----------     -------    ------------    -----------
1998
----
Life Insurance      $ 97,616,878    $410,398,102    $          0     $    0    $ 46,098,666    $34,890,182

Property & casualty
  insurance           16,524,992     138,030,306     105,464,480          0     345,739,616     25,992,335

Noninsurance and
  corporate                    0               0               0          0               0      1,629,141
                    ------------    ------------     -----------     ------    ------------    -----------
Total               $114,141,870    $548,428,408    $105,464,480     $    0    $391,838,282    $62,511,658
                    ============    ============    ============     ======    ============    ===========
1997
----
Life Insurance      $ 90,130,439    $366,301,110    $          0     $    0    $ 40,659,098    $31,646,118

Property & casualty
  insurance           15,725,146     132,086,208      97,669,270          0     330,305,948     23,935,303

Noninsurance and
  corporate                    0               0               0          0               0      1,947,248
                    ------------    ------------     -----------     ------    ------------    -----------
Total               $105,855,585    $498,387,318     $97,669,270     $    0    $370,965,046    $57,528,669
                    ============    ============     ===========     ======    ============    ===========

1996
----
Life Insurance      $ 84,711,419    $325,206,008    $          0     $    0    $ 38,247,600    $29,253,591

Property & casualty
  insurance           15,382,660     117,672,492      92,945,366          0     298,938,818     22,250,871

Noninsurance and
  corporate                    0               0               0          0               0      2,689,872
                    ------------    ------------    ------------     ------    ------------    -----------

Total               $100,094,079    $442,878,500    $ 92,945,366     $    0    $337,186,418    $54,194,334
                    ============    ============    ============     ======    ============    ===========


                       Benefits       Amortization
                       Claims,       Of Deferred
                      Losses And        Policy            Other
                      Settlement      Acquisition       Operating         Premiums
                       Expenses         Costs           Expenses          Written
                     ----------      -----------      -----------       -----------
1998
----
Life Insurance      $ 40,629,378     $ 6,021,001      $ 9,114,135       $          0

Property & casualty
  insurance          234,971,258      51,800,042       25,960,651        350,684,046

Noninsurance and
  corporate            2,300,000               0        3,688,097                  0
                    ------------     -----------      -----------       ------------
Total               $277,900,636     $57,821,043      $38,762,883       $350,684,046
                    ============     ===========      ===========       ============
1997
----
Life Insurance      $ 33,407,772     $ 6,514,175      $ 7,209,933       $          0

Property & casualty
  insurance          232,670,184      49,483,552       21,544,277        332,192,026

Noninsurance and
  corporate                    0               0        3,215,022                  0
                    ------------     -----------      -----------       ------------
Total               $266,077,956     $55,997,727      $31,969,232       $332,192,026
                    ============     ===========      ===========       ============

1996
----
Life Insurance      $ 30,589,901     $ 6,061,063      $ 6,750,449       $          0

Property & casualty
  insurance          236,721,425      45,050,788       19,653,730        311,251,916

Noninsurance and
  corporate                    0               0        2,599,112                  0
                    ------------     -----------      -----------       ------------

Total               $267,311,326     $51,111,851      $29,003,291       $311,251,916
                    ============     ===========      ===========       ============


See accompanying independent auditors report

                      ALFA  CORPORATION  AND  SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                for years ended December 31, 1998, 1997 and 1996


                                                                                                                 Percentage of
                                                             Ceded to      Amount Assumed from                    Assumed From
                                       Gross Amount        Other Companies  Other Companies     Net Amount          to Net
-----------------------------------  ----------------  -------------------  -------------    ----------------    -------------
1998
----
Life insurance in force               $12,296,742,073       $1,296,693,235   $          0    $11,000,048,838             0%
                                      ===============       ==============   ============    ===============           ===

Premiums and policy charges:
 Life Insurance                       $    49,413,822       $    3,389,040   $          0   $     46,024,782             0%
 Accident and health insurance                 73,884                    0              0             73,884             0%
 Property and liability insurance          57,290,195           57,380,699*   345,830,120*       345,739,616           100%
                                      ---------------       --------------   ------------    ---------------           ---
                                      $   106,777,901       $   60,769,739   $345,830,120    $   391,838,282            88%
                                      ===============       ==============   ============    ===============           ===
1997
----

Life insurance in force               $11,388,494,076       $1,142,094,000   $          0   $10,246,400,076              0%
                                      ===============       ==============   ============   ===============            ===

Premiums and policy charges:
 Life Insurance                       $    43,917,690       $    3,343,116   $          0  $    40,574,574               0%
 Accident and health insurance                 84,524                    0              0           84,524               0%
 Property and liability insurance          53,854,336           53,919,118*   330,370,730*     330,305,948             100%
                                      ---------------       --------------   ------------  ---------------             ---
                                      $    97,856,550       $   57,262,234   $330,370,730  $   370,965,046              89%
                                      ===============       ==============   ============  ===============             ===
1996
----

Life insurance in force               $10,480,723,907       $1,017,669,000   $          0  $ 9,463,054,907               0%
                                      ===============       ==============   ============    ===============           ===

Premiums and policy charges:
 Life insurance                       $    41,244,357       $    3,086,247   $          0  $    38,158,110               0%
 Accident and health insurance                 89,490                    0              0           89,490               0%
 Property and liability insurance          47,939,310           55,523,791*   306,523,299*     298,938,818             103%
                                      ---------------       --------------   ------------  ---------------             ---
                                      $    89,273,157       $   58,610,038   $306,523,299  $   337,186,418              91%
                                      ===============       ==============   ============  ===============             ===

*These amounts are subject to the pooling agreement.

See accompanying independent auditors report

                       ALFA CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                           Additions
                                     Balance    --------------------------------
                                  at beginning  Charged to Costs     Charged to                 Balance
             Description           of period      and expenses    other accounts  Deductions  End of Period
       -------------------------  ------------  ----------------  --------------  ----------  -------------

1998   Reserve for Loan losses      $584,178       $588,780                         $588,780     $584,178
                                  ==========     ==========       ==============  ==========   ==========

1997   Reserve for Loan losses      $633,479       $642,023                         $691,324     $584,178
                                  ==========     ==========       ==============  ==========   ==========



See accompanying independent auditors report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALFA CORPORATION


                                      By /s/ Jerry A. Newby
                                        -------------------------
                                        Jerry A. Newby
                                        President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Chairman of the Board
/s/ Jerry A. Newby           Director and Principal     3/30/99
-------------------------    Executive Officer       ------------
(Jerry A. Newby)                                        (Date)

                             Senior Vice President,
/s/ Donald Price             Finance, (Principal        3/30/99
-------------------------    Financial Officer)      ------------
(Donald Price)                                          (Date)


/s/ John D. Holley           Vice President, Finance    3/30/99
-------------------------    (Principal Accounting   ------------
(John D. Holley)              Officer)                  (Date)

/s/ Hal F. Lee                                          3/30/99
--------------------------   Director                ------------
(Hal F. Lee)                                            (Date)

/s/ James E. Mobley                                     3/30/99
--------------------------   Director                ------------
(James E. Mobley)                                       (Date)

/s/ James A. Tolar, Jr.                                 3/30/99
--------------------------   Director                ------------
(James A. Tolar, Jr.)                                   (Date)

/s/ John W. Morris                                      3/30/99
-------------------------    Director                ------------
(John W. Morris)                                        (Date)

/s/ Milborn N. Chesser                                  3/30/99
-------------------------    Director                ------------
(Milborn N. Chesser)                                    (Date)

/s/ James I. Harrison, Jr.                              3/30/99
--------------------------   Director                ------------
(James I. Harrison, Jr.)                                (Date)

/s/ Young J. Boozer                                     3/30/99
--------------------------   Director                ------------
(Young J. Boozer)                                       (Date)

/s/ John R. Thomas                                      3/30/99
--------------------------   Director                ------------
(John R. Thomas)                                        (Date)

/s/ B. Phil Richardson                                  3/30/99
--------------------------   Director                ------------
(B. Phil Richardson)                                    (Date)

/s/ Boyd E. Christenberry                               3/30/99
--------------------------   Director                ------------
(Boyd E. Christenberry)                                 (Date)