Form 10-Q
period 1999-03-31
ALFA CORP
filed 1999-05-17
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1999 Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             063-0838024
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                                   (IRS Employer
Incorporation or Organization)                               Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:   P. O Box 11000, Montgomery, Alabama   36191-0001)
----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                                (334)288-3900
                                                                   -------------

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

                                     Yes      X         No
                                          --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


        Class                                         Outstanding March 31, 1999
-----------------------------                         --------------------------
Common Stock, $1.00 par value                              40,296,311 shares

                                ALFA CORPORATION

                                      INDEX

Part I.           Financial Information                             Page No.
                  (Condensed Consolidated Unaudited)                --------

         Item 1.     Financial Statements

                  Balance Sheets - March 31, 1999 and
                  December 31, 1998                                     3

                  Statements of Income, Three Months
                  ended March 31, 1999 and 1998                         4


                  Statements of Comprehensive Income, Three Months
                  ended March 31, 1999 and 1998                         5

                  Statements of Cash Flows, Three Months
                  ended March 31, 1999 and 1998                         6


                  Notes to Financial Statements                         7

         Item 2.

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        11

         Item 3.

                  Market Risk Disclosures                              21


Part II. Other Information                                             22

         Item 6.

                  Exhibits and Reports on Form 8-K                     22

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     1999              1998
                                                                   ---------       ------------
Assets                                                            (Unaudited)
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $1,447,774 in 1999 and $1,560,903 in
       1998)                                                   $    1,366,061    $    1,471,113
     Fixed Maturities Available for Sale, at market value
       (amortized cost $783,461,346 in 1999 and $741,583,948
       in 1998)                                                   800,597,285       774,346,360
     Equity Securities, at market (cost $55,693,137
       in 1999 and $40,833,150 in 1998)                           114,011,689       103,055,465
     Mortgage Loans on Real Estate                                    372,978           404,432
     Investment Real Estate (net of accumulated
       depreciation of $1,131,251 in 1999 and
       $1,587,634 in 1998)                                          1,281,357         1,482,647
     Policy Loans                                                  39,829,450        38,645,185
     Other Long-term Investments                                  114,457,332       110,022,016
     Short-term Investments                                        58,454,657        54,637,029
                                                               --------------    --------------
       Total Investments                                        1,130,370,809     1,084,064,247
  Cash                                                              4,627,996         5,948,409
  Accrued Investment Income                                        12,231,844        11,394,940
  Accounts Receivable                                              10,781,795        23,378,825
  Reinsurance Balances Receivable                                   1,511,124         1,121,089
  Due from Affiliates                                               5,727,213         1,677,667
  Deferred Policy Acquisition Costs                               118,469,012       114,141,870
  Other Assets                                                      4,521,052         4,932,090
                                                               --------------    --------------
        Total Assets                                           $1,288,240,845    $1,246,659,137
                                                               ==============    ==============
Liabilities
  Policy Liabilities and Accruals                              $  574,144,992    $  548,428,408
  Unearned Premiums                                               108,226,470       105,464,480
  Dividends to Policyholders                                        9,399,711         9,337,982
  Premium Deposit and Retirement Deposit Funds                      6,141,645         6,217,463
  Deferred Income Taxes                                            35,996,675        41,788,715
  Other Liabilities                                                63,474,830        44,677,579
  Due to Affiliates                                                                     318,113
  Commercial Paper                                                 68,173,524        57,259,518
  Notes Payable                                                       105,702           106,765
  Notes Payable to Affiliates                                       9,160,705         9,438,129
                                                               --------------    --------------
        Total Liabilities                                         874,824,254       823,037,152
                                                               --------------    --------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  1999 - 40,296,311; 1998 - 40,879,911            41,891,512        41,891,512
  Capital in Excess of Par Value                                   22,599,952        22,355,934
  Accumulated Other Comprehensive Income:                          46,213,422        57,577,202
  Retained Earnings                                               317,818,117       306,268,833
  Treasury Stock: at cost (1999-1,595,201 shares;
    1998-1,011,601 shares)                                        (15,106,412)       (4,471,496)
                                                               --------------    --------------
        Total Stockholders' Equity                                413,416,591       423,621,985
                                                               --------------    --------------
        Total Liabilities and
        Stockholders' Equity                                   $1,288,240,845    $1,246,659,137
                                                               ==============    ==============

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                                          Three Months Ended
                                                                March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  -------------
Revenues
  Premiums - Property and Casualty Insurance         $ 87,704,624  $ 84,711,832
  Premiums and Policy Charges - Life Insurance         12,672,446    12,324,677
  Net Investment Income                                16,394,194    15,518,593
  Realized Investment Gains                             5,479,084     2,578,668
  Other Income                                            573,508       619,219
                                                     ------------  ------------

    Total Revenues                                    122,823,856   115,752,989
                                                     ------------  ------------

Benefits and Expenses
  Benefits & Settlement Expenses                       69,825,805    68,900,453
  Dividends to Policyholders                              924,151       901,577
  Amortization of Deferred Policy
    Acquisition Costs                                  14,832,838    14,355,607
  Other Operating Expenses                             13,646,096     8,185,752
                                                     ------------  ------------

    Total Expenses                                     99,228,890    92,343,389
                                                     ------------  ------------

Income Before Provision for Income Taxes               23,594,966    23,409,600

Provision for Income Taxes                              7,314,389     7,349,358
                                                     ------------  ------------

    Net Income                                       $ 16,280,577  $ 16,060,242
                                                     ============  ============

Net Income Per Share - Basic and Diluted             $       0.40  $       0.39
                                                     ============  ============

Operating Income                                     $ 12,719,172  $ 14,384,108

Operating Income Per Share - Basic and Diluted       $       0.31  $       0.35
                                                     ============  ============

Average Shares Outstanding - Basic                     40,734,802    40,796,961

Average Shares Outstanding - Diluted                   41,052,769    41,054,230
                                                     ============  ============


The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME


                                                          Three Months Ended
                                                                March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  -------------

Net Income                                           $ 16,280,577  $ 16,060,242
Other Comprehensive Income, net of tax:
 Unrealized Investment Gain (Loss) on Securities
      Available for Sale                               (7,802,375)   10,240,843
 Less:  Realized Investment Gains                       3,561,405     1,676,134
                                                     ------------  ------------
   Total Other Comprehensive Income (Loss)            (11,363,780)    8,564,709
                                                     ------------  ------------

        Total Comprehensive Income                   $  4,916,797  $ 24,624,951
                                                     ============  ============

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS


                                                                Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                 1999           1998
                                                             -----------    -----------
Cash Flows From Operating Activities:
  Net Income                                                $ 16,280,577   $ 16,060,242

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                        (17,878,373)   (16,752,518)
    Amortization of Deferred Policy Acquisition Costs         14,832,838     14,355,607
    Depreciation and Amortization                                258,994        864,956
    Provision for Deferred Taxes                               1,674,316        466,376
    Interest on Policyholders' Funds                           4,382,338      3,702,501
    Net Realized Investment Gains                             (5,479,084)    (2,578,668)
    Other                                                       (736,055)         4,037
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                   (836,904)      (216,276)
      Decrease in Accounts Receivable                            320,481        842,184
      (Increase) in Reinsurance Balances Receivable             (390,035)      (228,829)
      (Increase) in Amounts Due From Affiliates               (4,049,546)    (5,754,575)
      (Decrease) in Amounts Due to Affiliates                   (318,113)           --
      Decrease in Other Assets                                   411,038        304,182
      Increase in Liability for Policy Reserves                4,535,383      3,684,050
      Increase in Liability for Unearned Premiums              2,761,990      3,220,618
      (Decrease) in Amounts Held for Others                      (14,089)      (137,019)
      Increase in Other Liabilities                           13,934,897      8,458,335
                                                            ------------   ------------
       Net Cash Provided by Operating Activities              29,690,653     26,295,203
                                                            ------------   ------------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities
       Held for Investment                                       105,241        147,739
    Maturities and Redemptions of Fixed Maturities
       Available for Sale                                     26,092,317     11,936,077
    Maturities and Redemptions of Other Investments           29,703,968     45,336,811
    Sales of Fixed Maturities Available for Sale                 493,750     16,049,438
    Sales of Other Investments                                22,585,569     17,690,248
    Purchase of Fixed Maturities Available for Sale          (67,510,352)   (50,155,594)
    Purchase of Other Investments                            (68,163,701)   (45,572,794)
    Net (Increase) in Short-term Investments                 (15,064,547)    (9,303,150)
    Net Decrease in Receivable/Payable on Securities          28,576,030        503,815
                                                            ------------   ------------
       Net Cash (Used in) Investing Activities               (43,181,725)   (13,367,410)
                                                            ------------   ------------

Cash Flows From Financing Activities:
    Increase (Decrease) in Commercial Paper                   10,914,006    (26,071,799)
    (Decrease) in Notes Payable                                   (1,063)    (1,870,296)
    (Decrease) in Notes Payable to Affiliates                   (277,424)      (118,860)
    Stockholder Dividends Paid                                (4,602,255)    (4,079,832)
    Purchase of Treasury Stock                               (10,746,066)           --
    Proceeds from Exercise of Stock Options                      267,900        239,700
    Deposits of Policyholders' Funds                          26,909,937     25,690,284
    Withdrawal of Policyholders' Funds                       (10,294,376)    (9,401,838)
                                                            ------------   ------------
       Net Cash Provided by (Used in) Financing
         Activities                                           12,170,659    (15,612,641)
                                                            ------------   ------------
Net (Decrease) in Cash                                        (1,320,413)    (2,684,848)
Cash - Beginning of Period                                     5,948,409      5,820,597
                                                            ------------   ------------
Cash - End of Period                                        $  4,627,996   $  3,135,749
                                                            ============   ============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of March 31 for:
    Interest                                                $    728,113   $  1,283,292
    Income Taxes                                            $          0   $          0

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

                                ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1999

1.  Significant Accounting Policies
    -------------------------------

    In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to March 31, 1999 classifications and descriptions.

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

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the three month periods ended March 31, 1999 and 1998:

                              Three Months Ended March 31,
                              ----------------------------
                                 1999             1998
                              ----------------------------
                                    (in thousands)

Premiums ceded to pool        $14,424            $13,851
Premiums assumed from pool    $88,011            $85,003
Losses ceded to pool          $10,211            $ 9,941
Losses assumed from pool      $54,620            $53,431

     The Alfa Group incurred no pooled catastrophe losses in the first three months of 1999 or 1998.

3.  Contingent Liabilities
    ----------------------

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

    Year 2000 is a critical data management issue which could have substantial consequences for companies worldwide because of the use of only two digits in the date field that may cause many computer applications to fail completely or create erroneous results by the year 2000 unless corrective measures are taken. Over the past five years, the Company has devoted a significant amount of time and resources to the issue of year 2000 as it relates to the Company's operating systems and information technology applications as well as its non- operations applications. The Company has identified its mission critical systems and many other year 2000 issues. At March 31, 1999, the Company believes it has substantially completed the identification and programming remediation steps required to make its mission critical systems and other systems year 2000 compliant. In addition, the Company estimates it is approximately 95% complete with actual application and scenario remediation and believes it will be 100% complete with all year 2000 remediation efforts during the second quarter of 1999. To date the Company has incurred total costs of $2.2 million related to year 2000 efforts, of which $500,000 was incurred during the first quarter of 1999. To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial conditions and results of operations. The Company has begun the process of developing a contingency plan should an adverse year 2000 issue occur. As part of the contingency plan, the Company expects to address its ability to conduct business in environments experiencing both limited and extensive adverse conditions resulting from the year 2000 issue. It expects to have such a plan in place by the end of the third quarter of 1999.

     Certain legal proceedings involving policyholders and agents are in process at March 31, 1999. Costs for these and similar legal proceedings including accruals for outstanding cases were $1.8 million in the first quarter 1999 and $567,000 in the similar period in 1998. Such costs totaled $5.2 million in 1998, $3.6 million in 1997 and $2.7 million in 1996. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits involve claims for punitive damages. The likelihood or extent of a punitive damage award in any one of these cases is not possible to predict.

     Approximately 86 legal proceedings against Alfa Life Insurance Corporation involving policyholders and agents are in process at March 31, 1999. Of the 86 proceedings, 12 were filed in the first quarter of 1999, 50 were filed in 1998, 9 were filed in 1997, 11 were filed in 1996, and 4 were filed in 1995. Of the 50 legal proceedings filed in 1998, two plaintiff's law firms accounted for 47 of the filings. These same two firms accounted for 8 of the 12 filings in the first quarter of 1999. Currently, three of the proceedings against Alfa Life Insurance Corporation have gone to trial. In two of the proceedings, the jury awarded the plaintiffs compensatory and punitive damages against Alfa Life Insurance Corporation. The first jury verdict has been appealed and the second verdict will be appealed to the Alabama Supreme Court. In the third proceeding, the jury returned a verdict for Alfa Life Insurance Corporation. To date, no material losses from this type litigation have occurred. However, it should be noted that in Alabama, where the company has substantial business, the frequency and severity of large punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgments in any given suit.

     In the first quarter of 1999, Alfa Life Insurance Corporation paid $500,000 in settlement of one particular lawsuit. In addition, Alfa Life Insurance Corporation has reserved $2,000,000 to adjust the values on a certain group of policies ($350,000 of this amount was reserved prior to the first quarter of 1999).

     Two purported class action lawsuits have been filed against Alfa Life Insurance Corporation, but they have not been certified at present. One of those lawsuits was filed during the first quarter of 1999.

     Prior to the first quarter 1999, two purported class action lawsuits had also been filed against Alfa Financial Corporation, but they have not been certified at present.

     Also prior to the first quarter 1999, seven purported class action lawsuits had been filed against the property and casualty mutual companies involving a number of issues and allegations, but none have been certified. These lawsuits could affect Alfa Corporation because of a pooling agreement between the companies.

     Because no class has been certified in any of the class action cases mentioned above, no amounts have been reserved for them other than the anticipated expenses for attorney's fees and costs. Future developments in these class actions and/or class certification could create the need for significant reserves and expenses in future statements.

4.  Accounting for Costs of Internal Use Software
    ---------------------------------------------

    In March 1998, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed all such costs when incurred. The company is currently involved in certain technology projects that involve costs which should be capitalized under SOP 98-1. In the first quarter of 1999, such costs totaled $331,145 or $0.01 per share which has been capitalized.

5.  Financial Accounting Developments
    ---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which is effective January 1, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the three months ended March 31, 1999 and 1998:

                                                           Three  Months  Ended
                                                                March 31,
                                                -----------------------------------------
                                                       1999             1998     % Change
                                                -----------------------------------------
                                                     (in thousands except share and
                                                            per share data)
Revenues
Property and casualty insurance premiums        $    87,705      $    84,712           4 %
Life insurance premiums and policy charges           12,672           12,325           3 %
                                                -----------------------------------------
 Total premiums and policy charges              $   100,377      $    97,037           3 %
                                                =========================================

Net investment income                           $    16,394      $    15,519           6 %
                                                =========================================

Total revenues                                  $   122,824      $   115,753           6 %
                                                =========================================


Net Income
  Property and casualty insurance               $     9,516      $    11,192         (15)%
  Life insurance                                      2,418            3,521         (31)%
                                                -----------------------------------------
   Total insurance operations                        11,934           14,713         (19)%
Noninsurance operations                                 822              670          23 %
Net realized investment gains                         3,561            1,676         112 %
Corporate expenses                                      (36)            (999)         96 %
                                                -----------------------------------------
        Net income                              $    16,281      $    16,060           1%
                                                =========================================
        Net income per share - Basic            $      0.40      $      0.39           1%
                                                =========================================
        Net income per share - Diluted          $      0.40      $      0.39           1%
                                                =========================================

Weighted average shares outstanding - Basic      40,734,802       40,796,961          (0%)
                                                =========================================
Weighted average shares outstanding - Diluted    41,052,769       41,054,230          (0%)
                                                =========================================

     Total premiums and policy charges increased 3% in the first three months of 1999. Growth in new sales and continued good persistency has been partially offset by the impact of rate changes, particularly a 2.2% decrease in automobile rates in December 1998. Net investment income increased 6% over the first three months of 1999 while invested assets have grown 4.3% in the three months since December 31, 1998 resulting from positive cash flows.

     The Company's net income increased 1% in the first three months of 1999 due to a significant increase in realized investment gains. Offsetting these gains were declines in operating income of 15% in the property casualty subsidiaries and 31% in life operations due to higher legal, technology and administrative costs in the period. Noninsurance operating income increased 23 % in the first three months of 1999, due primarily to an increase in income in the consumer finance subsidiary and in the construction subsidiary.


PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 1999 and 1998:

                                                   Three  Months  Ended
                                                         March 31,
                                            ----------------------------------
                                                1999         1998     % Change
                                            ----------------------------------
                                                       (in thousands)
Earned Premiums
  Personal lines                             $83,894        $80,964       3.6 %
  Commercial lines                             3,126          3,018       3.6 %
  Pools, associations and fees                   991          1,021      (3.0)%
  Reinsurance ceded                             (306)          (291)      5.2 %
                                             --------------------------------
      Total                                  $87,705        $84,712       3.5 %
                                             ================================
Net underwriting income                      $ 6,529        $ 9,491     (31.2)%
                                             ================================
Loss ratio                                      61.8%          63.0%
LAE ratio                                        5.5%           4.7%
Expense ratio                                   25.2%          21.1%
                                             --------------------------------
GAAP basis combined ratio                       92.6%          88.8%
                                             ================================

Underwriting margin                              7.4%          11.2%
                                             ================================

Net investment income                        $ 6,509        $ 6,329       2.8 %
                                             ================================

Pre-tax operating income                     $12,969        $15,870     (18.3)%
                                             ================================

Operating income, net of tax                 $ 9,516        $11,192     (15.0)%
                                             ================================

     Earned premiums increased 3.5% in the first three months of 1999. Growth from new business was modest and premium growth is being impacted in 1999 by a 2.2% December 1998 rate decrease in automobile insurance, the company's primary line of business.

     Operating results continued to be profitable with a 7.4% underwriting margin, favorably impacted by improved loss ratios, primarily automobile loss ratios, which improved throughout 1998 and were 61% in the first quarter of 1999. However, overall operating results declined 15.0% in the three month period of 1999 compared to the highly profitable first quarter of 1998, due to increased operating expenses. Continued technology expenses of approximately $1.1 million reflect the Company's stated commitment to upgrade its systems for future growth and improved efficiencies. Additionally, legal expenses in the quarter and administrative expenses related to the retirement of two executives also impacted expense ratios, which increased from 21.1% to 25.2% in the comparative three month periods. The Company incurred no catastrophe losses in either period due to favorable weather.

     Net investment income increased 2.8% in the first three months of 1999 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 8.2% since March 31, 1998.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 1999 and 1998:

                                                   Three  Months  Ended
                                                         March 31,
                                            --------------------------------
                                                1999         1998   % Change
                                            --------------------------------
                                                     (in thousands)
Premiums and policy charges
  Universal life policy charges              $ 3,224      $ 3,006         7 %
  Universal life policy charges - COLI         1,156        1,105         5 %
  Interest sensitive life policy charges       2,487        2,423         3 %
  Traditional life insurance premiums          5,596        5,542         1 %
  Group life insurance premiums                  209          249       (16)%
                                             ------------------------------
       Total                                 $12,672      $12,325         3 %
                                             ==============================
Net investment income                        $ 9,096      $ 8,561         6 %
                                             ==============================
Benefits and expenses                        $16,758      $14,357        17 %
                                             ==============================
Pretax operating income                      $ 3,323      $ 4,863       (32)%
                                             ==============================
Operating income, net of tax                 $ 2,418      $ 3,521       (31)%
                                             ==============================

     The Company's life insurance premiums and policy charges increased 3% in the first three months of 1999 due to new business and good persistency. First year collected premiums have increased over 20% in the first quarter of 1999 due to increased new sales of term products and from increased sales of universal life policies which also have been positively impacted by a term conversion program in 1998. Total new annualized premium increased 14.5% in the first quarter of 1999 and 10.3% in all of 1998.

     Life insurance operating income decreased approximately 31% in the first three months of 1999. The primary factor that caused the decline in first quarter earnings was a $2.2 million impact of legal expenses and policy reserve increases related to certain whole life policies sold more than 10 years ago. After thoroughly assessing those policies, the Company made a decision to adjust the values of those policies and the reserves related to those policies. The impact is included in the 17% increase in benefits and expenses. Partially offsetting this increase was a decline in death claims of approximately $645,000 or 14.8%. The mortality ratio of actual to expected death claims improved from 110% in the first three months of 1998 to 85% in the first quarter of 1999. In spite of the decline in earnings, positive cash flows resulted in a 7.8% increase in invested assets which increased investment income approximately 6%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings increased 23% in the first three months of 1999 due to an increase of 13% or approximately $82,000 in net income in the consumer finance subsidiary, and a 310% increase or approximately $72,000 in net income in the construction subsidiary due to an increase in both commercial and residential sales activity. The loan portfolio remained relatively unchanged at $55.9 million and the overall portfolio yield rate decreased 16 basis points. However, loan and leasing income increased 8.7% as a result of decreased borrowings and lower interest rates. The real estate sales subsidiary's earnings were relatively flat.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first three months of 1999 was approximately $443,000 compared to approximately $464,000 for the similar period in 1998. The decrease in interest expense is due to the decrease in the average balance outstanding and the decrease in interest rates. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time. The decrease in other corporate expenses in the first three months is due to the allocation of $1,500,000 of certain legal expenses and revenues to its subsidiaries.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 1999 and 1998:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                          1999          1998
                                                                          ------------------

Increase in cash flow from operations since March 31, 1998 and 1997       12.9%         39.9%
Increase in invested assets since January 1, 1999 and 1998                 4.3%          2.7%
Investment yield rate (annualized)                                         7.0%          7.0%
Increase in net investment income since March 31, 1998 and 1997            5.6%         11.0%

        The 12.9% increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $6.5 million in underwriting income in the first quarter of 1999. The premium from the COLI plan in the life insurance subsidiary is collected in February and has provided positive cash flow in the first quarter of both periods. As a result of the overall positive cash flows, invested assets grew 4.3% since January 1, 1999 and 7.8% since March 31, 1998 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 5.6%. The overall yield rate, calculated using amortized cost, has remained flat. The Company had net realized investment gains of approximately $5.5 million in the first three months of 1999 and $2.6 million in the similar period in 1998. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at March 31, 1999 and December 31, 1998:

                                         March 31,        December 31,
                                         -----------------------------
                                          1999                1998
                                         -----------------------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)    28.0%               27.9%
               Corporate bonds            28.6                30.2
                                         ----------------------------
                 Total taxable            56.6                58.1
             Tax exempts                  14.3                13.5
                                         ----------------------------
               Total fixed maturities     70.9                71.6
                                         ----------------------------
           Equity securities              10.1                 9.5
           Mortgage loans                   -                   -
           Real estate                     0.1                 0.1
           Policy loans                    3.5                 3.6
           Other long term investments    10.2                10.2
           Short term investments          5.2                 5.0
                                         ----------------------------
                                         100.0%              100.0%
                                         ============================

    The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to market value fluctuations in equities and fixed maturities.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 1999 and December 31, 1998:

                                                   March 31,        December 31,
                                                     1999              1998
                                                   ----------------------------
       RATING
       ------
       AAA to A-                                    89.9%              89.2%
       BBB+ to BBB-                                  8.9                9.8
       BB+ and Below (Below investment grade)        1.2                1.0
                                                   ----------------------------
                                                   100.0%             100.0%
                                                   ----------------------------

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At March 31, 1999, approximately 39.5% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At March 31, 1999 the Company's total portfolio of fixed maturities had gross unrealized gains of $29,773,130 and gross unrealized losses of $12,555,478. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first three months of 1999, the Company sold approximately $494,000 in fixed maturities available for sale. These sales resulted in gross realized losses of $128,828. During the first three months of 1998 the Company sold approximately $16.0 million in fixed maturities available for sale. These sales resulted in gross realized losses of $11,428.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At March 31, 1999, the Company had unrealized gains of approximately $874,000 in such investments.

    In the first three months of 1999, the Company wrote down two equity securities totaling $179,922, whose declines in value were deemed to be other than temporary. At March 31, 1999 there were no nonperforming bonds in the portfolio.

     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary. These loans are collateralized by automobiles and other property. At March 31, 1999 the delinquency ratio on the portfolio was 1.55%, down from 2.04% at December 31, 1998. No loans were charged off in the first quarter of 1999. At March 31, 1999, the Company maintained an allowance for loan losses of $584,178 or approximately 1.2% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The slight decrease in income tax expense in the first three months of 1999 is the result of the decrease in operating income before provision for income taxes, which declined $2.7 million due primarily to the impact of increased operating expenses. The effective tax rate in the first three months of 1999 was 31.0% compared to 31.9% for the full year 1998 and 31.4% for the first three months of 1998.

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

     On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996, 75,000 options on February 18, 1997 and 452,500 options on March 23, 1998. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At March 31, 1999, there had been 138,799 options exercised, 997,739 options were exercisable and 72,268 had been canceled leaving 521,368 options available for grant under the plan.

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999, the

Board increased the number of shares authorized for repurchase by 2,000,000. During the first three months of 1999 the Company repurchased 606,400 shares at a cost of $10,746,066. At March 31, 1999 the total repurchased was 1,726,000 shares at a cost of $15,796,307. The Company has reissued 138,799 treasury shares as a result of option exercises.

     Total borrowings increased $10.6 million in the first three months of 1999 to $77.4 million. At March 31, 1999 the Company had approximately $68.2 million in commercial paper at rates ranging from 4.92% to 4.93% with maturities ranging from April 6, 1999 to April 23, 1999. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $100 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $9.2 million in short-term debt outstanding to affiliates at March 31,1999 with interest equal to commercial paper rates payable monthly and $105,702 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $3.3 million in the first three months of 1999 and $2.9 million for the first three months of 1998. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 1999 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $307.0 million.

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

YEAR 2000
---------

     The Company initially started the identification of year 2000 issues in 1993 and 1994 and began its internal programming modifications in 1995. These phases along with the testing have continued during the last three years. The Company believes it has substantially completed the identification and programming steps and at March 31, 1999 is approximately 95% complete with actual application and scenario testing, whereby dates are manipulated and results are compared for accuracy. Such testing and completion of internal programming is currently scheduled to be completed in the third quarter of 1999. A summary of mission critical systems follows this section. In addition, the Company has addressed the issues related to year 2000 in regards to material relationships with third parties, vendors, suppliers, etc. and has identified such providers, surveying their efforts and requesting written assurances that year 2000 issues have been addressed. Of the vendor operating system software identified during this process, approximately 90% of the programs have been labeled as "year 2000 compliant" by the vendors. In the event that such software fails despite written assurances and internal testing, the Company expects to work closely with the vendors to find a remedy in a timely fashion. Also, the Company is continuing to review all significant non-information technology systems for year 2000 compliance. The most significant such system, the telephone system, has already been determined to be year 2000 compliant. These efforts as well as the final phase, follow-up on any unresolved year 2000 issues, are expected to be completed during the first half of 1999.

     The Company has not utilized any year 2000 solution providers in addressing compliance of its mainframe systems. To date, the issues have been addressed with internal resources. However, the Company has contracted with external consultants to assist in the review and updating of its personal computer systems and associated hardware and software. Due to the longevity of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to determine precisely the total costs attributable to the year 2000 issue. These costs have been expensed as incurred throughout the process. However, the Company estimates that to date, approximately $2.2 million has been spent on year 2000 efforts, with approximately $500,000 expensed in the first three months of 1999. Future costs, including almost $300,000 for the external consultant costs of the personal computer systems reviews and $400,000 for payment processing software, are currently anticipated to total $1.0 million, for a total estimated cost of year 2000 efforts of $3.1 million. The Company has absorbed the costs into its operations with no significant adverse impact on its financial condition or results of operations. The resources utilized have caused some normal operational enhancements and systems development to be deferred or delayed. However, any systems maintenance or statutory required updates have not been affected.

     To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial condition and results of operations. The Company has begun the process of developing a contingency plan should an adverse year 2000 issue occur. As part of the contingency plan, the Company expects to address its ability to conduct business in environments experiencing both limited and extensive adverse conditions resulting from the year 2000 issue. It expects to have such a plan in place by the end of the third quarter of 1999.

                       SUMMARY OF MISSION CRITICAL SYSTEMS

                                             Remediation/   System       Goal
Mission Critical Systems      Research       Programming    Testing      Date
--------------------------------------------------------------------------------
Accounting                    Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Agent Compensation            Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Claims                        Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Investment Management         Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Life Policy Administration    Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Loan Processing               Completed      Completed      Started      7/31/99
--------------------------------------------------------------------------------
Payment Processing            Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Payroll Processing            Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Personal Computers - Field    Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Personal Computer - Based
Field Programs                Completed      Completed      Started      6/30/99
--------------------------------------------------------------------------------
Personal Computers -
Home Office                   Completed      Started        Started      6/25/99
--------------------------------------------------------------------------------
Postal Software               Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------
Property/Casualty
Policy Administration         Completed      Completed      Completed    N/A
--------------------------------------------------------------------------------

FINANCIAL ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which is effective January 1, 2000.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

ITEM 3.  MARKET RISK DISCLOSURES

     The Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission includes quantitative and qualitative market risk disclosure information. Since December 31, 1998, there have been no significant changes in these disclosures.

                           PART II. OTHER INFORMATION



Item 6.
-------

     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

    None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ALFA CORPORATION



Date   5/17/99             By: /s/ Jerry A. Newby
    ----------------           -------------------------------------
                                      Jerry A. Newby
                                      President



Date   5/17/99             By: /s/  Donald Price
    ----------------           -------------------------------------
                                      Donald Price
                                      Senior Vice President, Finance
                                      (Chief Financial Officer)



Date   5/17/99             By: /s/  John Holley
    ----------------           -------------------------------------
                                      John Holley
                                      Vice President, Finance
                                      (Chief Accounting Officer)