Form 10-Q
period 1999-06-30
ALFA CORP
filed 1999-08-13
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 1999 Commission File Number 0-11773


                               ALFA CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


            Delaware                                            063-0838024
            --------                                            -----------
(State of Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                              Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:P. O Box 11000, Montgomery, Alabama  36191-0001)
-------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                           (334) 288-3900
                                                              --------------


              None
              ----

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

                        Yes  X       No _____
                            ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


          Class                                        Outstanding June 30, 1999
          -----                                        -------------------------
Common Stock, $1.00 par value                              39,689,794 shares

                               ALFA CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information
          (Condensed Consolidated Unaudited)

       Item 1.

               Financial Statements

               Balance Sheets -June 30, 1999 and
               December 31, 1998                                          3

               Statements of Income, Six Months and Three Months
               ended June 30, 1999 and 1998                               4

               Statements of Comprehensive Income, Six Months
               and Three Months ended June 30, 1999 and 1998              5

               Statements of Cash Flows, Six Months
               ended June 30, 1999 and 1998                               6

               Notes to Financial Statements                              7

       Item 2.

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11

       Item 3.
               Market Risk Disclosures                                   21

Part II.  Other Information                                              22

       Item 4.

               Submission of Matters to a Vote of Security Holders       22

       Item 6.

               Exhibits and Reports on Form 8-K                          22

                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                   June 30,          December 31,
                                                              -------------------------------------
                                                                     1999                1998
                                                              -------------------------------------
Assets                                                           (Unaudited)
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $1,251,306 in 1999 and $1,560,903 in
       1998)                                                   $     1,185,097    $     1,471,113
     Fixed Maturities Available for Sale, at market value
       (amortized cost $803,427,276 in 1999 and $741,583,948
       in 1998)                                                    801,248,328        774,346,360
     Equity Securities, at market (cost $57,230,612
       in 1999 and $40,833,150 in 1998)                            121,521,762        103,055,465
     Mortgage Loans on Real Estate                                     357,724            404,432
     Investment Real Estate (net of accumulated
       depreciation of $1,154,286 in 1999 and
       $1,587,634 in 1998)                                           1,888,428          1,482,647
     Policy Loans                                                   40,871,679         38,645,185
     Other Long-term Investments                                   128,796,059        110,022,016
     Short-term Investments                                         57,272,645         54,637,029
-------------------------------------------------------------------------------------------------
       Total Investments                                         1,153,141,722      1,084,064,247
  Cash                                                               3,313,687          5,948,409
  Accrued Investment Income                                         12,989,135         11,394,940
  Accounts Receivable                                               14,721,165         23,378,825
  Reinsurance Balances Receivable                                    1,848,793          1,121,089
  Due from Affiliates                                                7,539,818          1,677,667
  Deferred Policy Acquisition Costs                                126,283,216        114,141,870
  Other Assets                                                       5,832,587          4,932,090
-------------------------------------------------------------------------------------------------
        Total Assets                                           $ 1,325,670,123    $ 1,246,659,137
=================================================================================================

Liabilities
  Policy Liabilities and Accruals - Property and Casualty      $   145,615,677    $   138,030,306
  Policy Liabilities and Accruals - Life Insurance                 442,028,825        410,398,102
  Unearned Premiums                                                113,084,150        105,464,480
  Dividends to Policyholders                                         9,534,448          9,337,982
  Premium Deposit and Retirement Deposit Funds                       6,054,831          6,217,463
  Deferred Income Taxes                                             33,796,767         41,788,715
  Other Liabilities                                                 51,204,333         44,677,579
  Due to Affiliates                                                 14,341,442            318,113
  Commercial Paper                                                  92,717,886         57,259,518
  Notes Payable                                                        105,874            106,765
  Notes Payable to Affiliates                                        8,903,029          9,438,129
-------------------------------------------------------------------------------------------------
        Total Liabilities                                          917,387,262        823,037,152
-------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized: 110,000,000
     Issued: 41,891,512
     Outstanding:  1999 - 39,689,794; 1998 - 40,879,911             41,891,512         41,891,512
  Capital in Excess of Par Value                                    22,766,979         22,355,934
  Accumulated Other Comprehensive Income                            39,626,712         57,577,202
  Retained Earnings                                                329,773,319        306,268,833
  Treasury Stock: at cost (1999-2,201,718 shares;
    1998-1,011,601 shares)                                         (25,775,661)        (4,471,496)
-------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                 408,282,861        423,621,985
-------------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity                                   $ 1,325,670,123    $ 1,246,659,137
=================================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                            Six Months Ended            Three Months Ended
                                                                June 30,                    June 30,
                                                      --------------------------    --------------------------
                                                          1999          1998            1999          1998
                                                      ----------    ------------    -----------    -----------
 Revenues
   Premiums - Property and Casualty Insurance         $176,518,203  $170,746,830    $ 88,813,579   $86,034,998
   Premiums and Policy Charges - Life Insurance         24,853,426    23,338,970      12,180,980    11,014,293
   Net Investment Income                                32,664,773    30,825,971      16,270,579    15,307,378
   Realized Investment Gains                             5,495,441     4,074,883          16,357     1,496,215
   Other Income                                          1,264,244     1,087,865         690,736       468,646
--------------------------------------------------------------------------------------------------------------
     Total Revenues                                    240,796,087   230,074,519     117,972,231   114,321,530
--------------------------------------------------------------------------------------------------------------
 Benefits and Expenses
   Benefits & Settlement Expenses                      140,134,172   142,493,468      70,308,367    73,593,015
   Dividends to Policyholders                            1,758,413     1,737,188         834,262       835,611
   Amortization of Deferred Policy
     Acquisition Costs                                  29,840,636    28,911,359      15,007,798    14,555,752
     Other Operating Expenses                           24,031,606    16,596,884      10,385,510     8,411,132
--------------------------------------------------------------------------------------------------------------
     Total Expenses                                    195,764,827   189,738,899      96,535,937    97,395,510
 --------------------------------------------------------------------------------------------------------------

 Income Before Provision for Income Taxes               45,031,260    40,335,620      21,436,294    16,926,020

 Provision for Income Taxes                             12,833,516    12,393,803       5,519,127     5,044,445
--------------------------------------------------------------------------------------------------------------

     Net Income                                       $ 32,197,744  $ 27,941,817    $ 15,917,167   $11,881,575
==============================================================================================================

  Net Income Per Share - Basic                        $       0.80  $       0.68    $       0.40   $      0.29

 Net Income Per Share - Diluted                              $0.79  $       0.68    $       0.40   $      0.29
==============================================================================================================

 Operating Income                                     $ 28,625,707  $ 25,293,143    $ 15,906,535   $10,909,035

 Operating Income Per Share - Basic and Diluted       $       0.71  $       0.62    $       0.40   $      0.27
==============================================================================================================

 Average Shares Outstanding - Basic                     40,329,016    40,813,636      39,927,689    40,830,127

 Average Shares Outstanding - Diluted                   40,600,606    41,098,166      40,152,132    41,149,299

==============================================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Six Months Ended             Three Months Ended
                                                                       June 30,                      June 30,
                                                              --------------------------   ---------------------------
                                                                  1999          1998            1999          1998
                                                              --------------------------   ---------------------------
Net Income                                                     $32,197,744   $27,941,817     $15,917,167   $11,881,575
Other Comprehensive Income, net of tax:
  Unrealized Investment Gains (Losses) on Securities
    available for sale                                         (14,378,453)   11,454,728      (6,576,078)    1,213,885
  Less: Realized Investment Gains                                3,572,037     2,648,674          10,632       972,540
                                                              ------------   -----------     -----------   -----------
    Total Other Comprehensive Income                           (17,950,490)    8,806,054      (6,586,710)      241,345
                                                              ------------   -----------     -----------   -----------
      Total Comprehensive Income                               $14,247,254   $36,747,871      $9,330,457   $12,122,920
                                                              ============   ===========     ===========   ===========

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                         ------------------------------
                                                              1999           1998
                                                         ------------------------------
 Cash Flows From Operating Activities:
  Net Income                                             $  32,197,744    $  27,941,817
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                      (36,238,906)     (32,378,773)
    Amortization of Deferred Policy Acquisition Costs       29,840,636       28,911,359
    Depreciation and Amortization                              227,163        1,777,542
    Provision for Deferred Taxes                             1,842,645        1,241,547
    Interest on Policyholders' Funds                         8,946,987        7,754,450
    Net Realized Investment Gains                           (5,484,543)      (4,074,882)
    Other                                                      (69,441)      (2,091,222)
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income               (1,594,195)      (1,163,979)
      Decrease in Accounts Receivable                           72,203          952,684
      (Increase) in Reinsurance Balances Receivable           (727,704)        (439,870)
      (Increase) in Amounts Due From Affiliates             (5,862,151)      (7,318,956)
      Increase in Amounts Due to Affiliates                 14,023,329
      Decrease in Other Assets                                (900,497)         (27,324)
      Increase in Liability for Policy Reserves             11,981,745       10,108,407
      Increase in Liability for Unearned Premiums            7,619,670        5,633,166
      Increase (Decrease) in Amounts Held for Others            33,834          (45,429)
      Increase in Other Liabilities                          7,209,022        5,328,643
                                                         -------------    -------------
       Net Cash Provided by Operating Activities            63,117,541       42,109,180
                                                         -------------    -------------
Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held
    for investment                                             296,021          291,525
    Maturities and Redemptions of Fixed Maturities
    Available for sale                                      61,507,161       26,799,008
    Maturities and Redemptions of Other Investments         63,377,699       71,546,004
    Sales of Fixed Maturities Available for Sale             9,392,842       38,647,363
    Sales of Other Investments                              31,195,925       27,954,521
    Purchase of Fixed Maturities Available for Sale       (130,983,243)     (96,252,946)
    Purchase of Other Investments                         (129,217,259)     (90,123,910)
    Net (Increase) in Short-term Investments               (12,837,825)      (2,825,639)
    Net Decrease in Receivable/Payable on Securities        18,783,194        1,471,124
                                                         -------------    -------------
       Net Cash (Used in) Investing Activities             (88,485,485)     (22,492,950)
                                                         -------------    -------------
Cash Flows From Financing Activities:
    Increase (Decrease) in Commercial Paper                 35,458,368      (29,571,865)
    (Decrease) in Notes Payable                                   (891)      (1,870,612)
    (Decrease) in Notes Payable to Affiliates                 (535,100)        (260,475)
    Stockholder Dividends Paid                              (9,375,951)      (8,674,053)
    Purchase of Treasury Stock                             (21,529,795)
    Proceeds from Exercise of Stock Options                    544,992          479,346
    Deposits of Policyholders' Funds                        38,304,300       35,879,891
    Withdrawal of Policyholders' Funds                     (20,132,701)     (18,432,434)
                                                         -------------    -------------
       Net Cash Provided by (Used in) Financing
          Activities                                        22,733,222      (22,450,202)
                                                         -------------    -------------
Net (Decrease) in Cash                                      (2,634,722)      (2,833,972)
Cash - Beginning of Period                                   5,948,409        5,820,597
                                                         -------------    -------------
Cash - End of Period                                     $   3,313,687    $   2,986,625
                                                         =============    =============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of June 30 for:
    Interest                                             $   1,707,968    $   2,350,142
    Income Taxes                                         $  13,104,000    $   8,985,000

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
        NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 1999


1.   Significant Accounting Policies
     -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1998. The results of operations for the six month and three month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to June 30, 1999 classifications and descriptions.

2.   Pooling Agreement
     -----------------

     Effective August 1, 1987, the Company property and casualty subsidiaries entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. All of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Until September 30, 1994, Mutual retroceded 50% of the pooled premiums, losses, loss adjustment expenses and other underwriting expenses to the Company while retaining 50% of these amounts itself. On October 1, 1994, the Company increased its participation in the Pooling Agreement. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeds $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Currently, the Company's share of losses exceeding $249 million would be 13%. Effective July 1, 1999 due to increases in insured property risks, an amendment was made increasing Alfa Corporation's participation limits from its pool share of the $10 million level to $11 million. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice.

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the six and three month periods ended June 30, 1999 and 1998:

                              Six  Months Ended June 30,  Three Months Ended June 30,
                              --------------------------  ---------------------------
                                  1999          1998          1999           1998
                              ------------  ------------  -------------  ------------
                                                  (in thousands)
Premiums ceded to pool            $ 29,205      $ 27,948        $14,424       $13,851
Premiums assumed from pool        $177,118      $171,354        $88,011       $85,003
Losses ceded to pool              $ 19,739      $ 21,965        $10,211       $ 9,941
Losses assumed from pool          $107,747      $112,546        $54,620       $53,431

     The Alfa Group incurred no pooled catastrophe losses in the first six months of 1999. Alfa Group pooled catastrophe losses for 1998 during which $26.8 million occurred in the second quarter. Alfa Corporation's share of these catastrophe losses totaled $6.5 million.

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

     Year 2000 is a critical data management issue which could have substantial consequences for companies worldwide because of the use of only two digits in the date field that may cause many computer applications to fail completely or create erroneous results by the year 2000 unless corrective measures are taken. Over the past five years, the Company has devoted a significant amount of time and resources to the issue of year 2000 as it relates to the Company's operating systems and information technology applications as well as its non-operations applications. The Company has identified its mission critical systems and many other year 2000 issues. At June 30, 1999, the Company believes it has substantially completed the identification and programming remediation steps required to make its mission critical systems and other systems year 2000 compliant. In addition, the Company estimates it is approximately 97% complete with actual application and scenario remediation and believes it will be 100% complete with all year 2000 remediation efforts during the third quarter of 1999. To date the Company has incurred total costs of $2.8 million related to year 2000 efforts, of which $560,000 was incurred during the second quarter of 1999. To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial conditions and results of operations. The Company has begun the process of developing a contingency plan should an adverse year 2000 issue occur. As part of the contingency plan, the Company expects to address its ability to conduct business in environments experiencing both limited and extensive adverse conditions resulting from the year 2000 issue. It expects to have such a plan in place by the end of the third quarter of 1999.

     Certain legal proceedings involving policyholders and agents are in process at June 30, 1999. Costs for these and similar legal proceedings including accruals for outstanding cases totaled $4.4 million in the first half of 1999 and $1.1 in the similar period in 1998. Such costs totaled $5.2 million in 1998, $3.6 million in 1997 and $2.7 million in 1996. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. The likelihood or extent of a mental anguish or punitive damage award in any one of these cases is not possible to predict.

     Approximately 84 legal proceedings against Alfa Life Insurance Corporation involving policyholders and agents are in process at June 30, 1999. Of the 84 proceedings, 17 have been filed in 1999, 43 were filed in 1998, 9 were filed in 1997, 11 were filed in 1996, and 4 were filed in 1995. Of the 43 legal proceedings filed in1998, one plaintiff's law firm accounted for 35 of the filings. These same firm accounted for 6 of the 17 filings in 1999. Currently, three of the proceedings against Alfa Life Insurance Corporation have gone to trial. In two of the proceedings, the jury awarded the plaintiffs compensatory and punitive damages against Alfa Life Insurance Corporation. The first jury verdict has been appealed and the second verdict will be appealed to the Alabama Supreme Court. In the third proceeding, the jury returned a verdict for Alfa Life Insurance Corporation. To date, no material losses from this type litigation have occurred. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large mental anguish and punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgments in any given suit.

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

4.   Accounting for Costs of Internal Use Software
     ---------------------------------------------

     In March 1998, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed all such costs when incurred. The company is currently involved in certain technology projects that involve costs which should be capitalized under SOP 98-1. In the second quarter of 1999, such costs totaled $414,540 or $0.01 per share which has been capitalized. Through the first half of 1999, these costs have totaled approximately $746,000 or $0.01 per share which has been capitalized.

5.   Financial Accounting Developments
     ---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which for the Company is effective January 1, 2001.

     In December 1997, the AICPA issued a Statement of Position (SOP) 97-3. SOP 97-3 provides: 1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments, 2) guidance on how to measure a liability, 3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and 4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate implementation of SOP 97-3 to have a material impact on the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the six months and three months ended June 30, 1999 and 1998:

                                             Six Months Ended June 30,          Three Months Ended June 30,
                                    --------------------------------------  ------------------------------------
                                        1999          1998       % Change       1999          1998       % Change
                                    ------------  ------------  ----------  ------------  ------------  ----------
                                                   (in thousands, except share and per share data)
Revenues
Property and casualty
  insurance premiums                $   176,518   $   170,747          3%   $    88,814   $    86,035          3%
Life insurance premiums
 and policy charges                      24,853        23,339          6%        12,181        11,014         11%
                                    -----------   -----------        ---    -----------   -----------       ----
    Total premiums and
      policy charges                $   201,372   $   194,086          4%   $   100,995   $    97,049          4%
                                    ===========   ===========        ===    ===========   ===========       ====

Net Investment income               $    32,665   $    30,826          6%   $    16,271   $    15,307          6%
                                    ===========   ===========        ===    ===========   ===========       ====

Total Revenues                      $   240,796   $   230,075          5%   $   117,972   $   114,322          3%
                                    ===========   ===========        ===    ===========   ===========       ====

Net income
   Property and casualty
     insurance                      $    22,790   $    19,079         19%   $    13,274   $     7,887         68%
    Life insurance                        6,720         7,146         (6%)        4,302         3,625         19%
                                    -----------   -----------        ---    -----------   -----------       ----
     Total insurance
       operations                        29,510        26,225         13%        17,576        11,512         53%
   Noninsurance operations                1,512         1,151         31%           690           481         43%
   Net realized investment gains          3,572         2,649         35%            11           973        (99%)
   Corporate expenses                    (2,396)       (2,083)       (15%)       (2,360)       (1,084)      (118%)
                                    -----------   -----------        ---    -----------   -----------       ----
        Net income                  $    32,198   $    27,942         15%   $    15,917   $    11,882         34%
                                    ===========   ===========        ===    ===========   ===========       ====

        Net income per share-
         Basic                      $      0.80   $      0.68         15%   $      0.40   $      0.29         37%
                                    ===========   ===========        ===    ===========   ===========       ====
         Diluted                    $      0.79   $      0.68         17%   $      0.40   $      0.29         37%
                                    ===========   ===========        ===    ===========   ===========       ====

Weighted average
  shares outstanding - Basic         40,329,016    40,813,636                39,927,689    40,830,127
                                    ===========   ===========               ===========   ===========
                       Diluted       40,600,606    41,098,166                40,152,132    41,149,299
                                    ===========   ===========               ===========   ===========

     Total premiums and policy charges increased 4% in the first six months of 1999. Growth in new sales and continued good persistency has been partially offset by the impact of rate changes, particularly a 2.2% decrease in automobile rates in December 1998. Net investment income increased 6% over the first six months of 1999 while invested assets have grown 6.4% in the six months since December 31, 1998 resulting from positive cash flows.


     The Company's net income increased 15% in the first six months of 1999 due to a 19% increase in property casualty operating income and a 35% increase in realized investment gains. Offsetting these gains was a decline in operating income of 6% in life operations due to higher legal costs in the period. Noninsurance operating income increased 31% in the first six months of 1999, due primarily to an increase in income in the consumer finance subsidiary and in the construction subsidiary.


PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six months and three months ended June 30, 1999 and 1998:

                                     Six Months Ended June 30,        Three Months Ended June 30,
                                  --------------------------------  --------------------------------
                                    1999       1998      % Change     1999       1998      % Change
                                  ---------  ---------  ----------  ---------  ---------  ----------
                                                            (in thousands)
Earned Premiums
  Personal lines                  $168,733   $163,219          3%    $84,838    $82,255          3%
  Commercial lines                   6,421      6,104          5%      3,295      3,086          7%
  Pools, associations and fees       1,964      2,031         (3%)       974      1,010         (4%)
  Reinsurance ceded                   (600)      (607)         1%       (293)      (316)         7%
                                  --------   --------       ----     -------    -------       ----

     Total                        $176,518   $170,747          3%    $88,814    $86,035          3%
                                  ========   ========       ====     =======    =======       ====

Net underwriting income           $ 18,703   $ 14,189         32%    $12,174    $ 4,697        159%
                                  ========   ========       ====     =======    =======       ====

Loss ratio                            60.6%      65.7%                  59.3%      68.4%
LAE Ratio                              5.1%       4.7%                   4.7%       4.8%
Expense ratio                         23.8%      21.2%                  22.3%      21.4%
                                  --------       ----                -------       ----

GAAP basis combined ratio             89.4%      91.7%                  86.3%      94.5%
                                  ========       ====                =======       ====
Underwriting margin                   10.6%       8.3%                  13.7%       5.5%
                                  ========       ====                =======       ====

Net investment income             $ 13,230   $ 12,707          4%    $ 6,721    $ 6,378          5%
                                  ========   ========       ====     =======    =======       ====

Pre-tax operating income          $ 31,827   $ 27,007         18%    $18,858    $11,137         69%
                                  ========   ========       ====     =======    =======       ====

Operating income, net of tax      $ 22,790   $ 19,079         19%    $13,274    $ 7,887         68%
                                  ========   ========       ====     =======    =======       ====

     Earned premiums increased 3% in both the second quarter and first half of 1999. Growth from new business was modest and premium growth is being impacted in 1999 by a 2.2% December 1998 rate decrease in automobile insurance, the company's primary line of business.

     Operating results continued to be profitable with a 13.7% underwriting margin for the second quarter and 10.6% margin for the first half of 1999. The results have been favorably impacted by improved loss ratios, primarily automobile loss ratios, which improved throughout 1998 and were below 61% in the first two quarters of 1999. Overall operating results improved 68% in the second quarter and 19% in the first half of 1999 compared to the similar periods in 1998. The increases are due to both the improved operating ratios in 1999, and due to catastrophe losses incurred in the second quarter of 1998, which totaled $6.5 million, or 7.3% of premium. The 22.3% expense ratio for the second quarter, although improved from the 25.2% ratio in the first quarter, still represents an increased level of expenses. Increased technology expenses reflect the Company's stated commitment to upgrade its systems for future growth and improved efficiencies. Additionally, continued legal expenses in the quarter and administrative expenses in the first quarter related to the retirement of two executives also impacted expense ratios. The Company incurred no catastrophe losses in either period due to favorable weather.

     Net investment income increased 4% in the first six months of 1999 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 5.8% since June 30, 1998.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six months and three months ended June 30, 1999 and 1998:

                                              Six Months Ended June 30,    Three Months Ended June 30,
                                             ----------------------------  ----------------------------
                                              1999     1998     % Change     1999     1998    % Change
                                             -------  -------  ----------  --------  -------  ---------
                                                                   (in thousands)
Premiums and Policy Charges
   Universal life policy charges             $ 6,658  $ 6,056        10%    $ 3,434  $ 3,050        13%
   Universal life policy charges - COLI        1,511    1,448         4%        355      343         3%
   Interest sensitive life policy charges      4,951    4,859         2%      2,464    2,436         1%
   Traditional life insurance premiums        11,523   10,727         7%      5,927    5,185        15%
   Group life insurance premiums                 210      249       (16%)         1        0       100%
                                             -------  -------       ---     -------  -------       ---
     Total                                   $24,853  $23,339         6%    $12,181  $11,014        11%
                                             =======  =======       ===     =======  =======       ===

Net investment income                        $18,150  $17,173         6%    $ 9,055  $ 8,612         5%
                                             =======  =======       ===     =======  =======       ===

Benefits and expenses                        $30,741  $27,368        12%    $13,983  $13,011         7%
                                             =======  =======       ===     =======  =======       ===

Pre-tax operating income                     $ 8,879  $ 9,817       (10%)   $ 5,556  $ 4,954        12%
                                             =======  =======       ===     =======  =======       ===

Operating Income                             $ 6,720  $ 7,146        (6%)   $ 4,302  $ 3,625        19%
                                             =======  =======       ===     =======  =======       ===

     The Company's life insurance premiums and policy charges increased 6% in the first six months of 1999 due to new business and good persistency. First year collected premiums have increased over 13% in the first half of 1999 due to increased new sales of term products and from increased sales of universal life policies which also have been positively impacted by a term conversion program in 1998. Total new annualized premium increased 9.9% in the first half of 1999 and 10.3% in all of 1998.

      Life insurance operating income decreased approximately 6% in the first six months of 1999. The primary factor that caused the decline in first half earnings was a $3.8 million impact of legal expenses and policy reserve increases related to certain whole life policies sold more than 10 years ago. After thoroughly assessing those policies, the Company made a decision to adjust the values of those policies and the reserves related to those policies. The impact is included in the 12% increase in benefits and expenses. Partially offsetting this increase was a decline in death claims of approximately $1,300,000 or 17.4%. The mortality ratio of actual to expected death claims improved from 112% in the first six months of 1998 to 88% in the first half of 1999. In spite of the decline in earnings, positive cash flows resulted in a 5.6% increase in invested assets which increased investment income approximately 6%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings increased 31% in the first half of 1999 due to an increase of 14% or approximately $152,000 in net income in the consumer finance subsidiary, and a 545% increase or approximately $192,000 in net income in the construction subsidiary due to an increase in both commercial and residential sales activity. The loan portfolio increased 2.6% to $57.4 million while the overall portfolio yield rate decreased 24 basis points and loan and leasing income increased 19.7% as a result of decreased interest expense. The real estate sales subsidiary's earnings increased 38% or approximately $15,000.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first six months of 1999 was approximately $1,057,000 compared to approximately $922,000 for the similar period in 1998. The increase in interest expense is due to the increase in the average balance outstanding. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time. The increase in other corporate expenses in the first six months is due to an increase in legal expenses of approximately $1,500,000.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 1999 and 1998:

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                ------------------
                                                                                  1999      1998
                                                                                --------  --------
Increase in carrying value of invested assets since January 1, 1999 and 1998        6.4%      3.9%
Investment yield rate (annualized)                                                  6.9%      6.9%
Increase in net investment income since June 30, 1998 and 1997                      6.0%      6.2%

        The 26.1% increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $18.7 million in underwriting income in the first half of 1999. The premium from the COLI plan in the life insurance subsidiary is collected in February and has provided positive cash flow in the first half of both periods. As a result of the overall positive cash flows, invested assets grew 12.4% since January 1, 1999 and 14.6% since June 30, 1998 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 6.0%. The overall yield rate, calculated using amortized cost, has remained flat. The Company had net realized investment gains of approximately $5.5 million in the first six months of 1999 and $4.1 million in the similar period in 1998. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at June 30, 1999 and December 31, 1998:

                                          June 30,   December 31,
                                            1999         1998
                                          ---------  -------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)        26.1%          27.9%
               Corporate bonds                28.1           30.2
                                             -----          -----
                 Total taxable                54.2           58.1
             Tax exempts                      15.4           13.5
                                             -----          -----
               Total fixed maturities         69.6           71.6
                                             -----          -----
           Equity securities                  10.5            9.5
           Mortgage loans                        -              -
           Real estate                          .2             .1
           Policy loans                        3.5            3.6
           Other long term investments        11.2           10.2
           Short term investments              5.0            5.0
                                             -----          -----
                                             100.0%         100.0%
                                             =====          =====

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to market value fluctuations in equities and fixed maturities.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 1999 and December 31, 1998:

                                                     June 30,   December 31,
                                                      1999         1998
                                                    ---------  -------------
          RATING
          ------
          AAA to A-                                     91.4%          89.2%
          BBB+ to BBB-                                   7.8            9.8
          BB+ and Below (Below investment grade)          .8            1.0
                                                       -----          -----
                                                       100.0%         100.0%
                                                       =====          =====

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At June 30, 1999, approximately 37.5% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At June 30, 1999 the Company's total portfolio of fixed maturities had gross unrealized gains of $18,192,752 and gross unrealized losses of $20,305,491. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first six months of 1999, the Company sold approximately $9.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $12,779 and gross realized losses of $812,408. During the first six months of 1998 the Company sold approximately $38.6 million in fixed maturities available for sale. These sales resulted in gross realized gains of $116,971 and gross realized losses of $55,873.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At June 30, 1999, the Company had unrealized gains of approximately $2,973,000 in such investments.

     In the first six months of 1999, the Company wrote down three equity securities totaling $742,257, whose declines in value were deemed to be other than temporary. At June 30, 1999 there were no nonperforming bonds in the portfolio.

     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary. These loans are collateralized by automobiles and other property. At June 30, 1999, the delinquency ratio on the portfolio was 1.44%, down from 2.04% at December 31, 1998. No loans were charged off in the first half of 1999. At June 30, 1999, the Company maintained an allowance for loan losses of $584,178 or approximately 1.2% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The slight increase in income tax expense in the first six months of 1999 is the result of the increase in operating income before provision for income taxes, which increased $4.7 million due primarily to the impact of increased property casualty underwriting results. The effective tax rate in the first six months of 1999 was 28.5% compared to 31.9% for the full year 1998 and 30.7% for the first six months of 1998. The decline in the effective rate is due to the relative increase in tax free versus taxable income and increased tax preference credits on certain investments.

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

     On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996, 75,000 options on February 18, 1997, 452,500 options on March 23, 1998 and 167,500 on April 22, 1999. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At June 30, 1999, there had been 162,282 options exercised, 998,328 options were exercisable and 73,368 had been canceled leaving 354,968 options available for grant under the plan.

      In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999, the Board increased the number of shares authorized for repurchase by 2,000,000. During the first six months of 1999 the Company repurchased 1,236,400 shares at a cost of $21,529,795. At June 30, 1999 the total repurchased was 2,356,000 shares at a cost of $26,580,036. The Company has reissued 162,282 treasury shares as a result of option exercises.

     Total borrowings increased $34.9 million in the first six months of 1999 to $101.7 million. At June 30, 1999 the Company had approximately $92.7 million in commercial paper at rates ranging from 4.95% to 5.90% with maturities ranging from July 1, 1999 to July 21, 1999. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $100 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $8.9 million in short-term debt outstanding to affiliates at June 30,1999 with interest equal to commercial paper rates payable monthly and $105,874 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $6.4 million in the first six months of 1999 and $5.9 million for the first six months of 1998. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 1999 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $341.8 million.

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

    Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama's low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future. During the second quarter of 1999, the Alabama legislature passed a tort reform package that should help to curb some of the excessive litigation experienced in recent years. In addition, a mandatory insurance bill was passed to require motorists to obtain insurance coverage beginning in June, 2000. Such a requirement could affect both the revenues and losses incurred by the Company in the future. Although the full extent or impact is not possible to predict, the Company believes any impact on future results will not be significant.

YEAR 2000
---------

     The Company initially started the identification of year 2000 issues in 1993 and 1994 and began its internal programming modifications in 1995. These phases along with the testing have continued during the last three years. The Company believes it has substantially completed the identification and programming steps and at June 30, 1999 is approximately 97% complete with actual application and scenario testing, whereby dates are manipulated and results are compared for accuracy. Such testing and completion of internal programming is currently scheduled to be completed in the third quarter of 1999. A summary of mission critical systems follows this section. In addition, the Company has addressed the issues related to year 2000 in regards to material relationships with third parties, vendors, suppliers, etc. and has identified such providers, surveying their efforts and requesting written assurances that year 2000 issues have been addressed. Of the vendor operating system software identified during this process, approximately 95% of the programs have been labeled as "year 2000 compliant" by the vendors. In the event that such software fails despite written assurances and internal testing, the Company expects to work closely with the vendors to find a remedy in a timely fashion. Also, the Company is continuing to review all significant non-information technology systems for year 2000 compliance. The most significant such system, the telephone system, has already been determined to be year 2000 compliant. These efforts as well as the final phase, follow-up on any unresolved year 2000 issues, are expected to be completed during the third quarter of 1999.

     The Company has not utilized any year 2000 solution providers in addressing compliance of its mainframe systems. To date, the issues have been addressed with internal resources. However, the Company has contracted with external consultants to assist in the review and updating of its personal computer systems and associated hardware and software. Due to the longevity of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to determine precisely the total costs attributable to the year 2000 issue. These costs have been expensed as incurred throughout the process. However, the Company estimates that to date, approximately $2.8 million has been spent on year 2000 efforts, with approximately $560,000 expensed in the second quarter of 1999. Future costs are currently anticipated to total approximately $300,000 for a total estimated cost of year 2000 efforts of $3.1 million. The Company has absorbed the costs into its operations with no significant adverse impact on its financial condition or results of operations. The resources utilized have caused some normal operational enhancements and systems development to be deferred or delayed. However, any systems maintenance or statutory required updates have not been affected.

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

                      SUMMARY OF MISSION CRITICAL SYSTEMS

=========================================================================
                                         Remediation/   System     Goal
Mission Critical Systems      Research   Programming    Testing    Date
-------------------------------------------------------------------------
Accounting                    Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Agent Compensation            Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Claims                        Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Investment Management         Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Life Policy Administration    Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Loan Processing               Completed   Completed     Started   8/31/99
-------------------------------------------------------------------------
Payment Processing            Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Payroll Processing            Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Personal Computers - Field    Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Personal Computer - Based
Field Programs                Completed   Completed     Started   9/30/99
-------------------------------------------------------------------------
Personal Computers -
Home Office                   Completed    Started      Started   9/30/99
-------------------------------------------------------------------------
Postal Software               Completed   Completed    Completed  N/A
-------------------------------------------------------------------------
Property/Casualty
Policy Administration         Completed   Completed    Completed  N/A
=========================================================================

FINANCIAL ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which for the Company is effective January 1, 2001.

     In December 1997, the AICPA issued a Statement of Position (SOP) 97-3. SOP 97-3 provides: 1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments, 2) guidance on how to measure a liability, 3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and 4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate implementation of SOP 97-3 to have a material impact on the Company's financial statements.

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

Item 3.
-------

     MARKET RISK DISCLOSURES
     -----------------------

     The Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission includes quantitative and qualitative market risk disclosure information. Since December 31, 1998, there have been no significant changes in these disclosures. However, due to recent increases in interest rates, the fair value of the Company's fixed maturity investments has declined by $18.7 million. The Company's sensitivity analysis, disclosed in the Annual Report indicates that a 100 basis point increase in interest rates would result in a hypothetical decrease in fair value and therefore in stockholders' equity by 7.2%.

                          PART II.  OTHER INFORMATION


Item 4.
-------

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ---------------------------------------------------

     The Annual Meeting of Stockholders was held April 22, 1999. The following individuals were elected to the Board of Directors to serve until the next annual meeting of stockholders.

           Jerry A. Newby
           Milborn N. Chesser
           Boyd E. Christenberry
           C. Lee Ellis
           James I. Harrison, Jr.
           Hal F. Lee
           John W. Morris
           B. Phil Richardson
           John R. Thomas
           James A. Tolar, Jr.
           Russell R. Wiggins

Item 6.
-------

     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALFA CORPORATION



Date 8/13/99                       By: /S/ Jerry A. Newby
     -------                           ------------------------------
                                       Jerry A. Newby
                                       President



Date 8/13/99                       By: /S/ Donald Price
     -------                           ------------------------------
                                       Donald Price
                                       Senior Vice President, Finance
                                       (Chief Financial Officer)


Date 8/13/99                       By: /S/ John Holley
     -------                           ------------------------------
                                       John Holley
                                       Vice President, Finance
                                       (Chief Accounting Officer)