Form 10-Q
period 1999-09-30
ALFA CORP
filed 1999-11-15
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1999  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         063-0838024
           --------                                         -----------
(State of Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                           Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
  (Mail:  P. O. Box 11000, Montgomery, Alabama  36191-0001)
-----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                           (334) 288-3900
                                                              --------------


                None
--------------------------------------

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

                        Yes      X         No
                               -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


             Class                        Outstanding September 30, 1999
-----------------------------             ------------------------------
Common Stock, $1.00 par value                   39,638,094  shares

                                ALFA CORPORATION

                                     INDEX

                                                                                 Page No.
                                                                                 -------
Part I.  Financial Information
          (Condensed Consolidated Unaudited)

     Item 1.  Financial Statements

          Balance Sheets -September 30, 1999 and
          December 31, 1998                                                            3

          Statements of Income, Nine Months and Three Months
          ended September 30, 1999 and 1998                                            4

          Statements of Comprehensive Income, Nine Months and Three Months
          ended September 30, 1999 and 1998                                            5

          Statements of Cash Flows, Nine Months
          ended September 30, 1999 and 1998                                            6

          Notes to Financial Statements                                                7

     Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                               11

     Item 3.

          Market Risk Disclosures                                                     21

Part II.  Other Information                                                           22

     Item 6.

          Exhibits and Reports on Form 8-K                                            22


                               ALFA CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS

                                                                         September 30,     December 31,
                                                                       ----------------------------------
                                                                             1999             1998
                                                                       ----------------------------------
Assets                                                                    (Unaudited)
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (market value $1,142,004 in 1999 and $1,560,903 in 1998)         $    1,082,171   $    1,471,113
     Fixed Maturities Available for Sale, at market value
       (amortized cost $823,525,860 in 1999 and $741,583,948 in 1998)      808,940,101      774,346,360
     Equity Securities, at market (cost $55,382,876
       in 1999 and $40,833,150 in 1998)                                    108,817,873      103,055,465
     Mortgage Loans on Real Estate                                             322,222          404,432
     Investment Real Estate (net of accumulated
       depreciation of $1,177,370 in 1999 and
       $1,587,634 in 1998)                                                   1,937,629        1,482,647
     Policy Loans                                                           41,303,899       38,645,185
     Other Long-term Investments                                           139,827,953      110,022,016
     Short-term Investments                                                 57,136,595       54,637,029
-------------------------------------------------------------------------------------------------------
       Total Investments                                                 1,159,368,443    1,084,064,247
  Cash                                                                       5,912,817        5,948,409
  Accrued Investment Income                                                 13,303,800       11,394,940
  Accounts Receivable                                                        9,922,371       23,378,825
  Reinsurance Balances Receivable                                            2,106,878        1,121,089
  Due from Affiliates                                                        6,252,224        1,677,667
  Deferred Policy Acquisition Costs                                        130,783,242      114,141,870
  Other Assets                                                               6,139,731        4,932,090
-------------------------------------------------------------------------------------------------------
        Total Assets                                                    $1,333,789,506   $1,246,659,137
=======================================================================================================

Liabilities
  Policy Liabilities and Accruals - Property and Casualty Insurance       $147,042,246     $138,030,306
  Policy Liabilities and Accruals - Life Insurance                         449,842,756      410,398,102
  Unearned Premiums                                                        117,668,989      105,464,480
  Dividends to Policyholders                                                 9,667,251        9,337,982
  Premium Deposit and Retirement Deposit Funds                               6,007,230        6,217,463
  Deferred Income Taxes                                                     28,233,183       41,788,715
  Other Liabilities                                                         47,916,816       44,677,579
  Due to Affiliates                                                         13,661,543          318,113
  Commercial Paper                                                          96,685,220       57,259,518
  Notes Payable                                                                105,530          106,765
  Notes Payable to Affiliates                                               11,128,412        9,438,129
-------------------------------------------------------------------------------------------------------
        Total Liabilities                                                  927,959,176      823,037,152
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  1999 - 39,638,094; 1998 - 40,879,911                     41,891,512       41,891,512
  Capital in Excess of Par Value                                            22,819,138       22,355,934
  Accumulated Other Comprehensive Income                                    26,645,461       57,577,202
  Retained Earnings                                                        341,190,796      306,268,833
  Treasury Stock: at cost (1999-2,245,418 shares; 1998-1,011,601 shares)   (26,716,577)      (4,471,496)
-------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                         405,830,330      423,621,985
-------------------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity                                            $1,333,789,506   $1,246,659,137
=======================================================================================================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME

                                                           Nine Months Ended           Three Months Ended
                                                             September 30,                September 30,
                                                      --------------------------    --------------------------
                                                          1999          1998            1999          1998
                                                      --------------------------    --------------------------
 Revenues
   Premiums - Property and Casualty Insurance         $266,350,571  $258,040,824    $ 89,832,368  $ 87,293,994
   Premiums and Policy Charges - Life Insurance         37,169,157    34,777,705      12,315,731    11,438,735
   Net Investment Income                                49,787,449    47,069,340      17,122,676    16,243,369
   Realized Investment Gains                             4,157,984     3,898,774      (1,337,457)     (176,109)
   Other Income                                          3,394,802     1,652,280       2,130,558       564,415
--------------------------------------------------------------------------------    --------------------------
     Total Revenues                                    360,859,963   345,438,923     120,063,876   115,364,404
--------------------------------------------------------------------------------    --------------------------
 Benefits and Expenses
   Benefits & Settlement Expenses                      212,215,059   211,866,483      72,080,887    69,373,015
   Dividends to Policyholders                            2,532,581     2,535,729         774,168       798,541
   Amortization of Deferred Policy
     Acquisition Costs                                  44,999,558    43,648,744      15,158,922    14,737,385
   Other Operating Expenses                             32,557,038    24,706,007       8,525,432     8,109,123
--------------------------------------------------------------------------------    --------------------------
     Total Expenses                                    292,304,236   282,756,963      96,539,409    93,018,064
--------------------------------------------------------------------------------    --------------------------

 Income Before Provision for Income Taxes               68,555,727    62,681,960      23,524,467    22,346,340

 Provision for Income Taxes                             20,107,515    19,616,085       7,273,999     7,222,282
--------------------------------------------------------------------------------    --------------------------

     Net Income                                       $ 48,448,212  $ 43,065,875    $ 16,250,468  $ 15,124,058
================================================================================    ==========================

 Net Income Per Share - Basic                                $1.21         $1.05           $0.41         $0.37

 Net Income Per Share - Diluted                              $1.20         $1.05           $0.41         $0.37
================================================================================    ==========================

 Operating Income                                     $ 45,745,522  $ 40,531,672    $ 17,119,815  $ 15,238,529


 Operating Income Per Share - Basic                          $1.14         $0.99           $0.43         $0.37

 Operating Income Per Share - Diluted                        $1.13         $0.99           $0.43         $0.37
================================================================================    ==========================

 Average Shares Outstanding - Basic                     40,108,224    40,826,676      39,673,839    40,852,332

 Average Shares Outstanding - Diluted                   40,374,230    41,135,131      39,927,066    41,209,050
================================================================================    ==========================

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Nine Months Ended                Three Months Ended
                                                                     September 30,                     September 30,
                                                              ----------------------------      ----------------------------
                                                                  1999            1998              1999            1998
                                                              ----------------------------      ----------------------------
 Net Income                                                   $ 48,448,212     $43,065,875      $ 16,250,468    $ 15,124,058
 Other Comprehensive Income, net of tax:
   Unrealized Investment Gains (Losses) on Securities
     Available for Sale                                        (28,229,051)     (4,055,902)      (13,850,598)    (15,510,630)
   Less:  Realized Investment Gains (Losses)                     2,702,690       2,534,203          (869,347)       (114,471)
                                                              ------------     -----------      ------------    ------------
     Total Other Comprehensive Income (Loss)                   (30,931,741)     (6,590,105)      (12,981,251)    (15,396,159)
                                                              ------------     -----------      ------------    ------------
       Total Comprehensive Income (Loss)                      $ 17,516,471     $36,475,770      $  3,269,217    $   (272,101)
                                                              ============     ===========      ============    ============

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                               -----------------------------
                                                                    1999           1998
                                                               -----------------------------
Cash Flows From Operating Activities:
  Net Income                                                   $  48,448,212  $  43,065,875

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                            (54,212,398)   (50,479,965)
    Amortization of Deferred Policy Acquisition Costs             44,999,558     43,648,744
    Depreciation and Amortization                                    260,181      2,393,941
    Provision for Deferred Taxes                                   2,904,242      2,894,220
    Interest on Policyholders' Funds                              14,263,163     11,963,521
    Net Realized Investment Gains                                 (4,157,985)    (3,898,774)
    Other                                                          1,920,847       (780,860)
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                     (1,908,860)      (484,277)
      Decrease in Accounts Receivable                              1,179,905      2,206,086
      (Increase) Decrease in Reinsurance Balances Receivable        (985,789)       102,915
      (Increase) in Amounts Due From Affiliates                   (4,574,557)    (3,500,522)
      Increase in Amounts Due to Affiliates                       13,343,430
      (Increase) in Other Assets                                  (1,207,641)      (523,185)
      Increase in Liability for Policy Reserves                   15,713,116      8,428,767
      Increase in Liability for Unearned Premiums                 12,204,509     10,265,090
      Increase in Amounts Held for Others                            119,036         16,561
      Increase in Other Liabilities                                3,673,771      5,874,062
                                                               -------------   ------------
       Net Cash Provided by Operating Activities                  91,982,740     71,192,199
                                                               -------------   ------------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities
      Held for Investment                                            399,130        431,967
    Maturities and Redemptions of Fixed Maturities
      Available for Sale                                          84,962,146     45,296,055
    Maturities and Redemptions of Other Investments              106,448,544    101,541,446
    Sales of Fixed Maturities Available for Sale                   9,392,842     59,280,862
    Sales of Other Investments                                    41,841,425     33,833,127
    Purchase of Fixed Maturities Available for Sale             (173,700,228)  (131,916,936)
    Purchase of Other Investments                               (195,464,155)  (132,490,350)
    Net (Increase) in Short-term Investments                     (13,749,114)   (26,405,239)
    Net (Increase) Decrease in Receivable/Payable on
      Securities                                                  24,452,026       (472,591)
                                                               -------------   ------------
       Net Cash (Used in) Investing Activities                  (115,417,384)   (50,901,659)
                                                               -------------   ------------

Cash Flows From Financing Activities:
    Increase (Decrease) in Commercial Paper                       39,425,702    (30,661,127)
    (Decrease) in Notes Payable                                       (1,235)    (1,870,933)
    Increase (Decrease) in Notes Payable to Affiliates             1,690,283       (386,566)
    Stockholder Dividends Paid                                   (14,134,182)   (13,271,133)
    Purchase of Treasury Stock                                   (22,496,549)      (209,554)
    Proceeds from Exercise of Stock Options                          607,867        998,429
    Deposits of Policyholders' Funds                              48,719,015     47,402,948
    Withdrawal of Policyholders' Funds                           (30,411,849)   (27,155,485)
                                                               -------------   ------------
       Net Cash Provided by (Used in) Financing Activities        23,399,052    (25,153,421)
                                                               -------------   ------------
Net (Decrease) in Cash                                               (35,592)    (4,862,881)
Cash - Beginning of Period                                         5,948,409      5,820,597
                                                               -------------   ------------
Cash - End of Period                                           $   5,912,817   $    957,716
                                                               =============   ============
Supplemental Disclosures of Cash Flow Information
Cash Paid as of September 30 for:
    Interest                                                      $3,043,582     $3,450,614
    Income Taxes                                                 $16,970,500    $15,350,000

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                                ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999

1.  Significant Accounting Policies
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1998. The results of operations for the nine month and three month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to September 30, 1999 classifications and descriptions.

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

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine and three month periods ended September 30, 1999 and 1998:

                              Nine  Months Ended September 30,  Three Months Ended September 30,
                              --------------------------------  --------------------------------
                                   1999             1998             1999             1998
                              ---------------  ---------------  ---------------  ---------------
                                                        (in thousands)

Premiums ceded to pool               $ 44,291         $ 42,210          $15,086          $14,262
Premiums assumed from pool           $267,301         $258,934          $90,183          $87,580
Losses ceded to pool                 $ 31,372         $ 32,411          $11,633          $10,446
Losses assumed from pool             $162,919         $167,387          $55,172          $54,841

     The Alfa Group incurred no pooled catastrophe losses in the first nine months of 1999. Alfa Group pooled catastrophe losses for 1998 totaled $45 million, of which $15.3 million occurred in the third quarter and $26.8 million occurred in the second quarter. Alfa Corporation's share of these 1998 catastrophe losses totaled $6.5 million, all in the second quarter.

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

    Year 2000 is a critical data management issue which could have substantial consequences for companies worldwide because of the use of only two digits in the date field that may cause many computer applications to fail completely or create erroneous results by the year 2000 unless corrective measures are taken. Over the past five years, the Company has devoted a significant amount of time and resources to the issue of year 2000 as it relates to the Company's operating systems and information technology applications as well as its non-operations applications. The Company has identified its mission critical systems and many other year 2000 issues. At September 30, 1999, the Company believes it has substantially completed the identification and programming remediation steps required to make its mission critical systems and other systems year 2000 compliant. In addition, the Company estimates it is approximately 99% complete with actual application and scenario remediation and believes it will be 100% complete with all year 2000 remediation efforts by the end of November. To date the Company has incurred total costs of $3.0 million related to year 2000 efforts, of which $168,000 was incurred during the third quarter of 1999. To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial conditions and results of operations. The Company has developed contingency plans to be implemented should an adverse year 2000 issue occur. As part of these contingency plans, the Company has attempted to address its ability to conduct business in environments experiencing both limited and extensive adverse conditions resulting from the year 2000 issue. These plans which address all mission critical systems as well as supporting systems have been documented in detail for use should the need arise.

     Certain legal proceedings involving policyholders and agents are in process at September 30, 1999. Costs for these and similar legal proceedings including accruals for outstanding cases totaled $5.2 million in the first nine months of 1999 and $1.6 million in the similar period in 1998. Such costs totaled $5.2 million in 1998, $3.6 million in 1997 and $2.7 million in 1996. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. The likelihood or extent of a mental anguish or punitive damage award in any one of these cases is not possible to predict.

     Approximately 30 legal proceedings against Alfa Life Insurance Corporation involving policyholders and agents are in process at September 30, 1999. Of the 30 proceedings, 13 have been filed in 1999, 6 were filed in 1998, 6 were filed in 1997, 1 was filed in 1996, and 4 were filed in 1995. During the third quarter of 1999, Alfa Life was able to eliminate 60 cases filed by two plaintiff's law firms, either through dismissal or settlement. Included in those 60 cases are two proceedings in which the jury awarded the plaintiffs compensatory and punitive damages against Alfa Life. Both verdicts were on appeal to the Alabama Supreme Court when they were settled. To date, no material losses from this type of litigation have occurred. However, it should be noted that in Alabama, where the Company has substantial business, the frequency and severity of large mental anguish and punitive damage awards by juries, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse judgments in any given suit.

     Two purported class action lawsuits have been filed against Alfa Life Insurance Corporation. Also, two purported class action lawsuits have been filed against Alfa Financial Corporation. Seven purported class action lawsuits have been filed against the property and casualty mutual companies involving a number of issues and allegations, which could affect Alfa Corporation because of a pooling agreement between the companies. No class has been certified in any of these class action cases. Future developments in these class actions and/or class certification could create the need for significant reserves and expenses in future periods.

4.   Accounting for Costs of Internal Use Software
     ---------------------------------------------

     In March 1998, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued. This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed all such costs when incurred. The company is currently involved in certain technology projects that involve costs which should be capitalized under SOP 98-1. In the third quarter of 1999, such costs totaled $83,685 which has been capitalized. Through the third quarter of 1999, these costs have totaled approximately $830,000 or $0.01 per share which has been capitalized.

5.   Financial Accounting Developments
     ---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which, as amended by SFAS No. 137, is effective for the Company January 1, 2001.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the nine months and three months ended September 30, 1999 and 1998:

                                        Nine Months Ended September 30         Three Months Ended September 30,
                                    --------------------------------------  -------------------------------------
                                        1999          1998       % Change      1999          1998       % Change
                                    ------------  ------------  ----------  -----------  ------------  ----------
                                                   (in thousands, except share and per share data)
Revenues
Property and casualty
  insurance premiums                $   266,351   $   258,041          3%   $    89,832   $    87,294          3%
Life insurance premiums
 and policy charges                      37,169        34,778          7%        12,316        11,439          8%
                                    -----------   -----------        ---    -----------   -----------       ----
    Total premiums and
      policy charges                $   303,520   $   292,819          4%   $   102,148   $    98,733          3%
                                    ===========   ===========        ===    ===========   ===========       ====

Net Investment income               $    49,787   $    47,069          6%   $    17,123   $    16,243          5%
                                    ===========   ===========        ===    ===========   ===========       ====

Total Revenues                      $   360,860   $   345,439          4%   $   120,064   $   115,364          4%
                                    ===========   ===========        ===    ===========   ===========       ====

Net income
   Property and casualty
     insurance                      $    37,336   $    30,596         22%   $    14,546   $    11,517         26%
    Life insurance                       10,500        11,418         (8%)        3,780         4,272        (12%)
                                    -----------   -----------        ---    -----------   -----------       ----
     Total insurance
       operations                        47,836        42,014         14%        18,326        15,789         16%
   Noninsurance operations                2,637         1,817         45%         1,125           666         69%
   Net realized investment gains          2,703         2,534          7%          (869)         (115)      (656%)
   Corporate expenses                    (4,728)       (3,299)       (43%)       (2,332)       (1,216)       (92%)
                                    -----------   -----------        ---    -----------   -----------       ----
        Net income                  $    48,448   $    43,066         12%   $    16,250   $    15,124          7%
                                    ===========   ===========        ===    ===========   ===========       ====

        Net income per share-
         Basic                            $1.21         $1.05         12%         $0.41         $0.37         11%
                                    ===========   ===========        ===    ===========   ===========       ====
         Diluted                          $1.20         $1.05         15%         $0.41         $0.37         11%
                                    ===========   ===========        ===    ===========   ===========       ====

Weighted average
  shares outstanding - Basic         40,108,224    40,826,676                39,673,839    40,852,332
                                    ===========   ===========               ===========   ===========
                       Diluted       40,374,230    41,135,131                39,927,066    41,209,050
                                    ===========   ===========               ===========   ===========


     Total premiums and policy charges increased 4% in the first nine months of 1999. Growth in new sales and continued good persistency has been partially offset by the impact of rate changes, particularly a 2.2% decrease in automobile rates in December 1998. Net investment income increased 6% over the first nine months of 1999 while invested assets have grown 7% in the nine months since December 31, 1998 resulting from positive cash flows.

     The Company's net income increased 12% in the first nine months of 1999 due primarily to a 22% increase in property casualty operating income. Offsetting these increases was an 8% decline in nine month operating income in life operations due to higher legal costs and related increased policyholder benefits; similarly the company has increased legal costs at the corporate level. Noninsurance operating income increased 45% in the first nine months of 1999, due primarily to an increase in income in the consumer finance subsidiary and in the construction subsidiary.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine months and three months ended September 30, 1999 and 1998:

                                     Nine Months Ended September 30,      Three Months Ended September 30,
                                  ------------------------------------  -------------------------------------
                                     1999         1998      % Change       1999         1998       % Change
                                  -----------  ----------  -----------  -----------  ----------  ------------
                                                                (in thousands)
Earned Premiums
  Personal lines                    $254,646    $246,683           3%      $85,913     $83,464            3%
  Commercial lines                     9,720       9,215           6%        3,299       3,112            6%
  Pools, associations and fees         2,935       3,036          (3%)         971       1,004           (3%)
  Reinsurance ceded                     (950)       (893)          6%         (351)       (286)          23%
                                    --------    --------        ----       -------     -------         ----

     Total                          $266,351    $258,041           3%      $89,832     $87,294            3%
                                    ========    ========        ====       =======     =======         ====

Net underwriting income             $ 30,247    $ 23,658          28%      $11,545     $ 9,470           22%
                                    ========    ========        ====       =======     =======         ====

Loss ratio                              60.8%       64.8%                     61.4%       63.1%
LAE Ratio                                4.7%        4.9%                      3.9%        5.2%
Expense ratio                           23.1%       21.1%                     21.8%       20.9%
                                    --------        ----                   -------        ----

GAAP basis combined ratio               88.6%       90.8%                     87.1%       89.2%
                                    ========        ====                   =======        ====
Underwriting margin                     11.4%        9.2%                     12.9%       10.8%
                                    ========        ====                   =======        ====

Net investment income               $ 20,107    $ 19,423           4%      $ 6,877     $ 6,716            2%
                                    ========    ========        ====       =======     =======         ====
Pre-tax operating income            $ 52,800    $ 43,177          22%      $20,973     $16,170           30%
                                    ========    ========        ====       =======     =======         ====

Operating income, net of tax        $ 37,336    $ 30,596          22%      $14,546     $11,517           26%
                                    ========    ========        ====       =======     =======         ====

          Earned premiums increased 3% in both the third quarter and first nine months of 1999. Growth from new business was modest and premium growth is being impacted in 1999 by a 2.2% December 1998 rate decrease in automobile insurance, the company's primary line of business.

     Operating results continued to be profitable with a 12.9% underwriting margin for the third quarter and 11.4% margin for the first nine months of 1999. The results have been favorably impacted by improved loss ratios, primarily automobile loss ratios, which improved throughout 1998 and were below 62% in
the first three quarters of 1999.   Overall operating results improved 26% in
the third quarter and 22% in the first three quarters of 1999 compared to the
similar periods in 1998.   The increases are due to both the improved operating
ratios in 1999, and due to prior year catastrophe losses incurred in the second quarter of 1998, which totaled $6.5 million, or 7.3% of premium. The 21.8% expense ratio for the third quarter, although improved from the first and second quarters, still represents an increased level of expenses. Increased technology expenses reflect the Company's stated commitment to upgrade its systems for future growth and improved efficiencies. Additionally, continued legal expenses for the year and administrative expenses in the first quarter related to the retirement of two executives also impacted expense ratios. The Company incurred no catastrophe losses in 1999 due to favorable weather.

     Net investment income increased 4% in the first nine months of 1999 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 5.4% since September 30, 1998.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine months and three months ended September 30, 1999 and 1998:

                                                  Nine Months Ended             Three Months Ended
                                             ----------------------------  ----------------------------
                                                    September 30,                 September 30,
                                             ----------------------------  ----------------------------
                                              1999     1998     % Change    1999     1998     % Change
                                             -------  -------  ----------  -------  -------  ----------
                                                                   (in thousands)
Premiums and Policy Charges
   Universal life policy charges             $10,050  $ 9,160        10%   $ 3,392  $ 3,104         9%
   Universal life policy charges - COLI        1,894    1,800         5%       383      352         9%
   Interest sensitive life policy charges      7,457    7,280         2%     2,506    2,421         4%
   Traditional life insurance premiums        17,445   16,175         8%     5,922    5,448         9%
   Group life insurance premiums                 323      363       (11%)      113      114        (1%)
                                             -------  -------       ---    -------  -------       ---
     Total                                   $37,169  $34,778         7%   $12,316  $11,439         8%
                                             =======  =======       ===    =======  =======       ===

Net investment income                        $27,678  $26,159         6%   $ 9,528  $ 8,986         6%
                                             =======  =======       ===    =======  =======       ===

Benefits and expenses                        $45,276  $39,954        13%   $14,535  $12,586        15%
                                             =======  =======       ===    =======  =======       ===

Pre-tax operating income                     $14,503  $15,996        (9%)  $ 5,624  $ 6,179        (9%)
                                             =======  =======       ===    =======  =======       ===

Operating Income                             $10,500  $11,418        (8%)  $ 3,780  $ 4,272       (12%)
                                             =======  =======       ===    =======  =======       ===

     The Company's life insurance premiums and policy charges increased 7% in the first nine months of 1999 due to new business and good persistency. First year collected premiums have increased over 8% in the first nine months of 1999 due to increased new sales of term products and from increased sales of universal life policies which also have been positively impacted by a term conversion program in 1998. Total new annualized premium increased 6.2% in the first nine months of 1999 and 10.3% in all of 1998.

      Life insurance operating income decreased approximately 8% in the first nine months of 1999. The primary factor that caused the decline in the first three quarters earnings was a $4.2 million impact of legal expenses and policy reserve increases related to certain whole life policies sold more than 10 years ago and certain interest sensitive policies sold since 1989. After thoroughly assessing those policies, the Company made a decision to adjust the values of those policies and the reserves related to those policies. The impact is included in the 13% increase in benefits and expenses. Partially offsetting this increase was a decline in death claims of approximately $700,000 or 6.7%. The mortality ratio of actual to expected death claims improved from 111% in the first nine months of 1998 to 92% in the first nine months of 1999. In spite of the decline in earnings, positive cash flows resulted in a 5.9% increase in invested assets which increased investment income approximately 6%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance earnings increased 45% in the first nine months of 1999 due primarily to an increase of 13% or approximately $209,000 in net income in the consumer finance subsidiary, and a 309% increase or approximately $288,000 in net income in the construction subsidiary due to an increase in both commercial and residential sales activity. The loan portfolio increased 2.9% to $57.7 million while the overall portfolio yield rate decreased 40 basis points. Loan and leasing income increased 19.8% as a result of decreased interest expense. The real estate sales subsidiary's earnings increased 45% or approximately $27,000.

CORPORATE
---------

    The increase in other corporate expenses in the first nine months is due to an increase in legal expenses of approximately $2.8 million. Interest expense on corporate debt is the other primary corporate expense incurred. Interest expense in the first nine months of 1999 was approximately $1,848,000 compared to approximately $1,380,000 for the similar period in 1998. The increase in interest expense is due to the increase in the average balance outstanding. The remainder of the corporate expense represents general operating expenses which may fluctuate from time to time.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 1999 and 1998:

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                -------------------
                                                                                  1999       1998
                                                                                ---------  --------
Increase in carrying value of invested assets since January 1, 1999 and 1998         6.9%      4.6%
Investment yield rate (annualized)                                                   6.6%      7.0%
Increase in net investment income since September 30, 1998 and 1997                  5.8%     10.9%

     The 29.2% increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $30.2 million in underwriting income in the first nine months of 1999. Also, the premium from the COLI plan in the life insurance subsidiary is collected in February and has provided positive cash flow in the first nine months of both periods. As a result of the overall positive cash flows, invested assets grew 11.7% since January 1, 1999 and 13.5% since September 30, 1998 (based on amortized cost, which excludes the impact of SFAS
115), and net investment income increased 6.0%. The overall yield rate, calculated using amortized cost, has remained flat. The Company had net realized investment gains of approximately $4.2 million in the first nine months of 1999 and $3.9 million in the similar period in 1998. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at September 30, 1999 and December 31, 1998:

                                          September 30,   December 31,
                                               1999           1998
                                          --------------  -------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)             26.6%          27.9%
               Corporate bonds                     28.0           30.2
                                                  -----          -----
                 Total taxable                     54.6           58.1
             Tax exempts                           15.2           13.5
                                                  -----          -----
               Total fixed maturities              69.8           71.6
                                                  -----          -----
           Equity securities                        9.4            9.5
           Mortgage loans                             -              -
           Real estate                              0.2            0.1
           Policy loans                             3.6            3.6
           Other long term investments             12.1           10.2
           Short term investments                   4.9            5.0
                                                  -----          -----
                                                  100.0%         100.0%
                                                  =====          =====

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to market value fluctuations in equities and fixed maturities.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 1999 and December 31, 1998:

                                          September 30,   December 31,
                                               1999           1998
                                          --------------  -------------
RATING
------
AAA to A-                                          90.7%          89.2%
BBB+ to BBB-                                        8.3            9.8
BB+ and Below (Below investment grade)              1.0            1.0
                                                  -----          -----
                                                  100.0%         100.0%
                                                  =====          =====

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At September 30, 1999, approximately 38.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At September 30, 1999 the Company's total portfolio of fixed maturities had gross unrealized gains of $14,947,412 and gross unrealized losses of $29,473,338. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first nine months of 1999, the Company sold approximately $9.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $12,779 and gross realized losses of $812,408. During the first nine months of 1998 the Company sold approximately $59.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $653,398 and gross realized losses of $57,537.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At September 30, 1999, the Company had unrealized gains of approximately $3,768,000 in such investments.

     In the first nine months of 1999, the Company wrote down eight equity securities totaling $2,939,085, whose declines in value were deemed to be other than temporary. At September 30, 1999 there were no nonperforming bonds in the portfolio.

     The Company's investment in other long term investments consists primarily
of loans originated by the consumer finance subsidiary.   These loans are
collateralized by automobiles and other property. At September 30, 1999, the delinquency ratio on the portfolio was 1.47%, down from 2.04% at December 31, 1998. Loans charged off in the first nine months of 1999 totaled approximately $6,700. At September 30, 1999, the

Company maintained an allowance for loan losses of $584,178 or approximately 1.1% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The slight increase in income tax expense in the first nine months of 1999 is the result of the increase in operating income before provision for income taxes, which increased $5.9 million due primarily to the impact of increased property casualty underwriting results. The effective tax rate in the first nine months of 1999 was 29.3% compared to 31.9% for the full year 1998 and 31.3% for the first nine months of 1998. The decline in the effective rate is due to the relative increase in tax free versus taxable income and increased tax preference credits on certain investments.

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

     On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. The Company granted 783,400 such options on October 25, 1993, 80,000 options on March 28, 1994, 80,000 options on March 27, 1995, 80,000 options on April 18, 1996, 75,000 options on February 18, 1997, 452,500 options on March 23, 1998 and 167,500 on April 22, 1999. The options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of award. At September 30, 1999, there had been 167,582 options exercised, 992,728 options were exercisable and 74,468 had been canceled leaving 356,068 options available for grant under the plan.

    In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999, the Board increased the number of shares authorized for repurchase by 2,000,000. During the first nine months of 1999 the Company repurchased 1,293,400 shares at a cost of $22,496,549. At September 30, 1999 the total repurchased was 2,413,000 shares at a cost of $27,546,790. The Company has reissued 167,582 treasury shares as a result of option exercises.

    Total borrowings increased $41.1 million in the first nine months of 1999 to $107.9 million. At September 30, 1999 the Company had approximately $96.7 million in commercial paper at rates ranging from 5.38% to 5.40% with maturities ranging from October 4, 1999 to October 14, 1999. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio and other corporate short term needs. Backup lines of credit are in place up to $100 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $11.1 million in short-term debt outstanding to affiliates at September 30,1999 with interest equal to commercial paper rates payable monthly and $105,530 outstanding in other short-term debt at a rate of 7.0%.

    Cash surrenders paid to policyholders on a statutory basis totaled $10.4 million in the first nine months of 1999 and $9.2 million for the first nine months of 1998. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 1999 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $348.4 million.

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

YEAR 2000
---------

     The Company initially started the identification of year 2000 issues in 1993 and 1994 and began its internal programming modifications in 1995. These phases along with the testing have continued during the last three years. The Company believes it has substantially completed the identification and programming steps and at September 30, 1999 is approximately 99% complete with actual application and scenario testing, whereby dates are manipulated and results are compared for accuracy. Such testing and completion of internal programming is currently scheduled to be completed in November 1999. A summary
of mission critical systems follows this section.   In addition, the Company has
addressed the issues related to year 2000 in regards to material relationships with third parties, vendors, suppliers, etc. and has identified such providers, surveying their efforts and requesting written assurances that year 2000 issues have been addressed. Of the vendor operating system software identified during this process, approximately 100% of the programs have been labeled as "year 2000 compliant" by the vendors. In the event that such software fails despite written assurances and internal testing, the Company expects to work closely with the vendors to find a remedy in a timely fashion. Also, the Company has reviewed all significant non-information technology systems for year 2000 compliance. The most significant such system, the telephone system, has been determined to be year 2000 compliant. These efforts were completed during the third quarter of 1999.

     The Company has not utilized any year 2000 solution providers in addressing compliance of its mainframe systems. To date, the issues have been addressed with internal resources. However, the Company has contracted with external consultants to assist in the review and updating of its personal computer systems and associated hardware and software. Due to the longevity of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to determine precisely the total costs attributable to the year 2000 issue. These costs have been expensed as incurred throughout the process. However, the Company estimates that to date, approximately $3.0 million has been spent on year 2000 efforts, with approximately $168,000 expensed in the third quarter of 1999. Future costs are currently anticipated to total approximately $100,000 for a total estimated cost of year 2000 efforts of $3.1 million. The Company has absorbed the costs into its operations with no significant adverse impact on its financial condition or results of operations. The resources utilized have caused some normal operational enhancements and systems development to be deferred or delayed. However, any systems maintenance or statutory required updates have not been affected.

     To the extent the year 2000 issues are not corrected timely and successfully, the Company's ability to process its business and pay its claims timely could be impacted. Such an event could have material adverse consequences on future financial condition and results of operations. The Company has developed contingency plans to be implemented should an adverse year 2000 issue occur. As part of these contingency plans, the Company has attempted to address its ability to conduct business in environments experiencing both limited and extensive adverse conditions resulting from the year 2000 issue. These plans which address all mission critical systems as well as supporting systems have been documented in detail for use should the need arise.

                  SUMMARY OF MISSION CRITICAL SYSTEMS

                                         Remediation/   System      Goal
  Mission Critical Systems    Research   Programming    Testing     Date
--------------------------------------------------------------------------
Accounting                    Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Agent Compensation            Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Claims                        Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Investment Management         Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Life Policy Administration    Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Loan Processing               Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Payment Processing            Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Payroll Processing            Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Personal Computers - Field    Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Personal Computer - Based
Field Programs                Completed   Completed     Started   11/15/99
--------------------------------------------------------------------------
Personal Computers -
Home Office                   Completed    Started      Started   11/15/99
--------------------------------------------------------------------------
Postal Software               Completed   Completed    Completed  N/A
--------------------------------------------------------------------------
Property/Casualty
Policy Administration         Completed   Completed    Completed  N/A
--------------------------------------------------------------------------

FINANCIAL ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which, as amended by SFAS
No. 137, is effective for the Company January 1, 2001.

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


Item 3.
-------

      MARKET RISK DISCLOSURES
      -----------------------

     The Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission includes quantitative and qualitative market risk disclosure information. Since December 31, 1998, there have been no significant changes in these disclosures. However, due to recent increases in interest rates, the fair value of the Company's fixed maturity investments has declined by $25.7 million and equity investments has declined by $4.6 million. The Company's sensitivity analysis, disclosed in the Annual Report indicates that a 100 basis point increase in interest rates would result in a hypothetical decrease in fair value and therefore in stockholders' equity by 7.2% for fixed maturities and a 20% decrease in equity securities values would decrease stockholders' equity by 3.2%.

                          PART II.  OTHER INFORMATION



Item 6.
-------

     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALFA CORPORATION



Date      11/12/99                  By:    /S/ Jerry A. Newby
    ------------------------------      --------------------------------------
                                               Jerry A. Newby
                                               President



Date      11/12/99                   By:   /S/  Donald Price
    ------------------------------       -------------------------------------
                                                Donald Price
                                                Senior Vice President, Finance
                                                (Chief Financial Officer)



Date      11/12/99                  By:   /S/   John Holley
    ------------------------------      --------------------------------------
                                                John Holley
                                                Vice President, Finance
                                                (Chief Accounting Officer)