Form 10-K
period 1999-12-31
ALFA CORP
filed 2000-03-24
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended December 31, 1999           Commission File Number 0-11773
---------------------------------------                                  -------

                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                    63-0838024
-------------------------------                              -------------------
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)


2108 East South Boulevard
P.O. Box 11000, Montgomery, Alabama                                   36191-0001
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip-Code)


Registrant's Telephone Number including Area Code                 (334) 288-3900
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

                    Yes     X           No
                         -------           -------


The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 29, 2000, was $316,161,459.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


       Class                                       Outstanding December 31, 1999
-------------------                                -----------------------------
Common Stock, $1.00 par value                           39,542,294 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 1999, and proxy statement for the annual meeting of stockholders to be held April 27, 2000, are incorporated by reference into Part II and Part III.

Part I
------

Item 1.

     Alfa Corporation is a financial services holding company which operates predominantly in the insurance industry through its wholly-owned subsidiaries Alfa Life Insurance Corporation (Life), Alfa Insurance Corporation (AIC), Alfa General Insurance Corporation (AGIC) and Alfa Agency Mississippi, Inc. Other wholly-owned noninsurance subsidiaries include Alfa Financial Corporation (Financial), Alfa Investment Corporation, Alfa Builders, Inc. (Builders), Alfa Realty, Inc. (Realty) and Alfa Benefits Corporation (ABC), which are engaged in consumer financing, leasing, real estate investments, residential and commercial construction, real estate sales and benefit services for the Alfa Group.

     Alfa Corporation is affiliated with the Alfa Mutual Insurance Companies (the Mutual Group), which collectively own 50.9% of Alfa Corporation's common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). The Company's common stock is traded on the NASDAQ Stock Market's National Market under the symbol ALFA.

     Alfa Corporation's insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 83.2% of the Company's property and casualty premium income and 73.3% of its total premium income for 1999 was derived from the Company's participation with the Mutual Group in a Pooling Agreement. Effective August 1, 1987, the Company property and casualty subsidiaries entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church, and businessowner insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeds $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Currently, the Company's share of losses exceeding $249 million would be 13%. Effective July 1, 1999, due to increases in insured property risks, an amendment was made increasing Alfa Corporation's participation limits from its pool share of the $10 million level to $11 million.

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

     The Company reports operating segments based on the Company's legal entities, which are organized by line of business, with property and casualty insurance as one segment, life insurance as one segment, non-insurance businesses composed of consumer financing, leasing, residential and commercial construction and real estate sales as one segment, and corporate operations as one segment. All investing activities are allocated to the segments based on the actual assets, investments and cash flows of each segment.

     Segment profit or loss for the property and casualty operating segment is measured by underwriting profits and losses as well as by total net profit. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by total net profit. Segment expenses are borne by the segment which directly incurred such expense or are allocated based on the Management and Operating Agreement discussed in Note 3 of the Company's annual report to security holders for the year ended December 31, 1999 as included in Exhibit 13. Presented below is summarized financial information for the Company's four business segments as of and for the years ended December 31, 1999, 1998 and 1997:


                                              Years Ended December 31,
                                   ------------------------------------------
                                         1999           1998           1997
                                   ------------    ------------  ------------
                                 (in thousands, except share and per share data)
Premiums and other revenues
Property and casualty
 insurance .....................      $ 388,495       $ 374,416       $ 356,834
Life insurance .................         88,883          82,859          73,224
Noninsurance operations ........          7,917           6,012           6,362
Corporate ......................         (2,752)         (1,804)         (1,819)
                                      ---------       ---------       ---------
Premiums and revenues
 before eliminations ...........      $ 482,543       $ 461,483       $ 434,601
Eliminations ...................           (282)           (497)           (591)
                                      ---------       ---------       ---------
Total premiums and
  other revenues ...............      $ 482,261       $ 460,986       $ 434,010
                                      =========       =========       =========

Net income
Insurance operations
   Property and casualty
      insurance ................      $  49,492       $  41,581       $  36,571
   Life insurance ..............         11,597          15,645          14,580
                                      ---------       ---------       ---------
Total income ...................      $  61,089       $  57,226       $  51,151
Noninsurance operations ........          3,092           2,192           2,628
Net realized
   investment gains ............          3,289           2,858           2,182
Corporate expenses .............         (2,913)         (5,560)         (3,167)
                                      ---------       ---------       ---------
   Net income ..................      $  64,557       $  56,716       $  52,794
                                      =========       =========       =========
    Net income per share
     Basic .....................      $    1.61       $    1.39       $    1.29
                                      =========       =========       =========
     Diluted ...................      $    1.60       $    1.38       $    1.29
                                      =========       =========      ==========
Weighted average shares
   outstanding-Basic ...........      39,980,880      40,834,232     40,787,047
                                      =========       =========      ==========
       -Diluted ................      40,235,690      41,148,258     40,930,894
                                      =========       =========      ==========

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

     The following table shows the Company's premium distribution by product in property and casualty insurance for 1999:

                    Automobile               64.9%
                    Homeowner                19.4%
                    Farmowner                 5.5%
                    Commercial                4.8%
                    Manufactured Home         3.3%
                    Other                     2.1%
                                            ------
                                            100.0%
                                            ======

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income (loss), GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 1999, 1998 and 1997:


                                              Years Ended December 31,
                                   ------------------------------------------
                                         1999           1998           1997
                                   ------------    ------------  ------------
                                                   (in thousands)
Earned premiums
 Personal lines ................      $ 341,248       $ 330,511       $ 315,650
 Commercial lines ..............         13,044          12,354          11,772
 Pools, associations
  and fees .....................          3,908           4,036           4,014
 Reinsurance ceded .............         (1,230)         (1,161)         (1,130)
                                      ---------       ---------       ---------
   Total .......................      $ 356,970       $ 345,740       $ 330,306
                                      =========       =========       =========
Net underwriting income ........      $  41,040       $  33,183       $  28,061
                                      =========       =========       =========
Loss ratio .....................           60.2%           62.8%           65.0%
LAE ratio ......................            4.8%            5.0%            5.0%
Expense ratio ..................           23.5%           22.6%           21.5%
                                      ---------       ---------       ---------
GAAP basis combined ratio ......           88.5%           90.4%           91.5%
                                      =========       =========       =========
Underwriting margin ............           11.5%            9.6%            8.5%
                                      =========       =========       =========
Net investment income ..........      $  27,601       $  25,992       $  23,935
                                      =========       =========       =========
Operating income before tax ....      $  70,064       $  59,156       $  51,955
                                      =========       =========       =========
Operating income, net of tax ...      $  49,492       $  41,581       $  36,571
                                      =========       =========       =========


     The Company's strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby attracting and underwriting to achieve a preferred, profitable book of business. The Company's objective is to operate with an underwriting profit. Historically, this objective has been met except for five years, which were primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation's share of the Alfa Group's storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. No catastrophe losses were incurred in either 1999 or 1997. Alfa Group pooled catastrophe losses for 1998 totaled $45 million. The Company's share of such losses totaled $6.5 million.

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

     Life offers several different types of whole life and term insurance products. As of December 31, 1999, Life had in excess of $12.0 billion of life insurance in force. As of December 31, for each year indicated the Company had insurance in force as follows:


                                     1999              1998              1997
                                 -----------       -----------       -----------
                                                  (in thousands)

Ordinary life ............       $11,970,328       $10,955,347       $10,201,001
Credit life ..............       $     6,853       $     6,990       $     8,296
Group life ...............       $    38,354       $    37,712       $    37,103

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 1999, 1998 and 1997:


                                                    Years Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                       (in thousands)
Premiums and policy charges
 Universal life policy charges ...............   $ 13,607   $ 12,381   $ 11,296
 Universal life policy charges- COLI .........      2,234      2,133      1,858
 Interest sensitive life policy charges ......      9,518      9,727      9,306
 Traditional life insurance premiums .........     22,678     21,494     19,958
 Group life insurance premiums ...............        323        364     (1,759)
                                                 --------   --------   --------
   Total .....................................   $ 48,360   $ 46,099   $ 40,659
                                                 ========   ========   ========
Net investment income ........................   $ 37,873   $ 34,890   $ 31,646
                                                 ========   ========   ========
Benefits and expenses ........................   $ 64,286   $ 52,980   $ 45,041
                                                 ========   ========   ========
Operating income before tax ..................   $ 15,200   $ 21,988   $ 20,750
                                                 ========   ========   ========
Operating income, net of tax .................   $ 11,597   $ 15,645   $ 14,580
                                                 ========   ========   ========


     A discussion of the Company's operating results shown above is included on page 5 of Exhibit 13 representing page 14 of the Company's annual report to security holders for the year ended December 31, 1999.

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


Investments:
------------

     The Company's income is directly affected by its investment income or loss from its investment portfolio. The capital and reserves of the Company are invested in assets comprising its investment portfolio. The insurance laws prescribe the nature and quality of investments that may be made, and included in its investment portfolio. Such investments include qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage backed securities, mortgages and certain other assets.

      The Company's investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $410.3 million to over $1.1 billion at the end of 1999, a compound annual growth rate of 10.9%. During that same period investment income has more than doubled, growing from $30.0 million to over $67.8 million. At year-end, the value of unrealized gains in Alfa's portfolio was $20.4 million, net of tax. The portfolio was invested 70.5% in fixed income securities, 9.8% in equities, 4.6% in short-term marketable securities, and 15.1% in other investments, which include consumer loans, leases and partnerships and less than 0.1% in real estate and mortgage loans.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at December 31, 1999 and 1998:


                                                  December 31,
                                                ----------------
                                                  1999    1998
                                                -------  -------

AAA to A- ......................................  89.8%    89.2
BBB+ to BBB- ...................................   9.2%     9.8
BB+ and below (below investment grade) .........   1.0%     1.0
                                                 -----    -----
                                                 100.0%   100.0%
                                                 =====    =====


     For more information about the Company's investments, see the investment section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 18 of the Company's annual report to security holders for the fiscal year ended December 31, 1999, which is incorporated herein by reference in Item 7.

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

     Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and as required by state law, the Company periodically engages an independent actuary to render an opinion as to the adequacy of statutory reserves established by management, whose opinions are filed with the various jurisdictions in which the Company is licensed. Based upon practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

     Life Reserves: The life insurance policy reserves reflected in the Company's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life's reserves are reported in the financial statements (See Note 6 - Future Policy Benefits, Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements on page 33 of the Company's annual report to security holders for the year ended
December 31, 1999, incorporated herein by reference).

   Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with generally accepted accounting principles, is summarized as follows:


                                      1999                        1998                        1997
                          ---------------------------  ---------------------------  ---------------------------
                          Property and                 Property and                 Property and
                            Casualty         Life        Casualty         Life        Casualty         Life
                          -------------  ------------  -------------  ------------  -------------  ------------

Balance at January 1,     $138,030,306   $ 2,812,704   $132,086,208   $ 2,243,041   $117,672,492   $ 3,095,914
  Less reinsurance
      recoverables
      on unpaid losses        (759,568)     (353,195)      (960,376)     (123,474)      (745,156)     (801,496)
                          ------------   -----------   ------------   -----------   ------------   -----------
Net balance at
   January 1,              137,270,738     2,459,509    131,125,832     2,119,567    116,927,336     2,294,418
                          ------------   -----------   ------------   -----------   ------------   -----------
Incurred related to:
  Current year             249,992,384    14,512,337    253,369,653    15,160,885    240,327,428    11,600,573
  Prior years              (17,849,537)     (298,357)   (18,725,403)      (17,517)    (8,928,409)      ( 7,995)
                          ------------   -----------   ------------   -----------   ------------   -----------
   Total incurred          232,142,847    14,213,980    234,644,250    15,143,368    231,399,019    11,592,578
                          ------------   -----------   ------------   -----------   ------------   -----------
Paid related to:
  Current year             169,943,000    12,957,553    175,544,000    14,010,044    164,640,000    10,605,018
  Prior years               58,150,889       720,526     52,955,344       793,382     52,560,523     1,162,411
                          ------------   -----------   ------------   -----------   ------------   -----------
    Total paid             228,093,889    13,678,079    228,499,344    14,803,426    217,200,523    11,767,429
                          ------------   -----------   ------------   -----------   ------------   -----------
Net balance at
   December 31,            141,319,696     2,995,410    137,270,738     2,459,509    131,125,832     2,119,567
  Plus reinsurance
   recoverables
   on unpaid losses          1,828,994       295,000        759,568       353,195        960,376       123,474
                          ------------   -----------   ------------   -----------   ------------   -----------
Balance at
   December 31,           $143,148,690   $ 3,290,410   $138,030,306   $ 2,812,704   $132,086,208   $ 2,243,041
                          ============   ===========   ============   ===========   ============   ===========

     The liability for estimated unpaid losses and loss adjustment expenses is based on a detail evaluation of reported losses and of estimates of incurred but not reported losses. Adjustments to the liability based on subsequent developments are included in current operations. Because the Company is primarily an insurer of private passenger motor vehicles and of single family homes, it has limited exposure for environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company's liquidity, results of operations, cash flows or financial condition.

Other Business
--------------

     The Company operates six other subsidiaries which are not considered to be significant by SEC Regulations for purposes of separate disclosure. These subsidiaries are Alfa Financial Corporation (Financial), a lending institution, Alfa Investment Corporation, a real estate investment business and its wholly owned subsidiary, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, Alfa Agency Mississippi, Inc, and Alfa Benefits Corporation, a provider of benefit services for the Alfa Group.

     Financial is a lending institution engaged principally in making consumer loans. These loans are available through substantially all agency offices of the Company. These loans are collateralized by automobiles and other property. At December 31, 1999, the delinquency ratio on the loan portfolio was 1.76%, or $1.0 million. Loans charged off in 1999 totaled $465,535 or 0.9% of the average outstanding loan portfolio. At December 31, 1999, the Company maintained an allowance for loan losses of $637,965 or approximately 1.2% of the outstanding loan balance.

     Alfa Investment Corporation is a Florida corporation engaged in the real estate investment business. Alfa Builders, Inc. is engaged in the construction business in Alabama and is also engaged in real estate investments.

     Alfa Realty, Inc., is engaged in the business of listing and selling real estate in the Montgomery, Autauga and Elmore County, Alabama, areas.

     Alfa Agency Mississippi Inc. places substandard insurance risks with third party insurers for a commission.

     Alfa Benefits Corporation serves as a recordkeeper by handling employee benefits for the Alfa Group.


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

     Mutual owns 16,144,638 shares, or 40.83%, and Alfa Mutual Fire Insurance Company owns 3,972,986 shares, or 10.05%, of the Company's Outstanding Common Stock.

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

     Restrictions on Dividends to Stockholders: The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the net income for the preceding year, or for life companies - the net gain from operations. Larger dividends are payable only after receipt of prior regulatory approval. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2000 without prior approval of regulatory authorities is approximately $62.0 million based on December 31, 1999 financial condition and results of operations.

     Risk-Based Capital Requirements: The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" ("ACL") RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company's insurance subsidiaries significantly exceed that which would require regulatory attention.

Year 2000:
----------

     To resolve any year 2000 issues, the Company identified all of its mission critical systems, which are accounting, agent compensation, claims, investment management, life policy administration, loan processing, payment processing, payroll processing, field and home office personal computers and any related programs, postal software, and property/casualty policy administration. Over the last six years, each of these mission critical systems underwent intensive analysis, including research, remediation and programming, and system testing. All phases were completed prior to the close of 1999. The Company also addressed year 2000 issues related to material relationships with third party vendors and suppliers and obtained assurances that such issues were addressed.

     Due to the length of the process, the number of employees and resources devoted to the efforts and the time spent, it is not practicable to know the exact amount of costs attributable to the year 2000 issue. However, the Company estimates that it spent approximately $3.1 million during the course of the last six years and approximately $1.3 million in 1999. These costs were expensed as incurred throughout the process and absorbed into the Company's operations with no significant adverse impact on its financial condition or operating results.

     Thus far, in 2000, the Company has experienced no interruption in its ability to process its business and pay its claims on a timely basis and believes all its mission critical systems are year 2000 compliant. The Company developed a contingency plan to allow it to conduct its business should either limited or extensive adverse conditions have occurred from year 2000 issues and will continue to be able to utilize such a plan should any unforeseen circumstances arise. The resources utilized to address year 2000 issues caused some normal operational enhancements and systems development to be deferred or delayed. However, any systems maintenance or statutory required updates were performed on a timely basis.

Personnel:
---------

     The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments, and Management. At December 31, 1999, the Company was represented by 477 agents in Alabama who are employees of Mutual. The Company's property and casualty subsidiaries had 123 independent exclusive agents in Georgia and Mississippi at December 31, 1999.

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

Item 3.  Legal Proceedings.
         -----------------

    Certain legal proceedings are in process at December 31, 1999. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $6.5 million in 1999, $5.2 million 1998, and $3.6 million in 1997. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 24 legal proceedings against Alfa Life Insurance Corporation are in process at December 31, 1999. Of the 24 proceedings, 15 were filed in 1999, two were filed in 1998, six were filed in 1997, and one was filed in 1996. Two of the legal proceedings were filed as purported class action lawsuits, but, at present, no class has been certified. In 1999, Life was able to eliminate 60 cases filed by two plaintiff's law firms, either through dismissal or settlement. Included in those 60 cases are two proceedings in which the jury awarded the plaintiffs compensatory and punitive damages against Life. Both verdicts were on appeal to the Alabama Supreme Court when they were settled. One purported class action lawsuit has been filed against Alfa Financial Corporation, and one purported class action lawsuit has been filed against Alfa Builders and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits have been filed against the property and casualty mutual companies involving a number of issues and allegations, which could affect Alfa Corporation because of a pooling agreement between the companies. No class has been certified in any of these purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgement in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.


Item 4.  Submission of Matters to Vote of Security Holders.    Not applicable.
         -------------------------------------------------

Executive Officers of the Company:
---------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 27, 2000.

     The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name                Age  Position                                                    Since
----                ---  --------                                                    -----

Jerry A. Newby       52  Director; Chairman of the Board and President, since 1998;   1986
                         President of its Subsidiaries and associated
                         companies; President Alabama Farmers Federation,
                         and farmer.

C. Lee Ellis         48  Executive Vice President, Operations and Treasurer of        1983
                         Alfa Corporation and its subsidiaries since 1999
                         Prior to 1999, Executive Vice President, Investments.

Al Dees              53  Executive Vice President, Marketing                          1993

Donald Price         48  Senior Vice President, Finance and                           1984
                         Chief Financial Officer.

Marcia Martin        62  Senior Vice President, Human Resources                       1976

Al Scott             44  Senior Vice President, Secretary and General Counsel         1997
                         Prior to 1997, Assistant General Counsel

John Holley          44  Vice President, Finance, Director Financial Relations        1986
                         Chief Accounting Officer.

Terry McCollum       63  Senior Vice President, Claims                                1979



Bill Harper, Jr.     55  Senior Vice President, Life Operations of Alfa Life          1986
                         Insurance Corporation, Vice President of Alfa
                         Financial Corporation since 1978.

Wyman Cabaniss       48  Senior Vice President, Underwriting                          1998
                         Prior to 1998, Vice President, Underwriting

Stephen G. Rutledge  41  Senior Vice President, Investments since 1999.               1984
                         Prior to that time, Vice President, Investments

Cheryl Price         46  Vice President, Finance, Alfa Property and                   1991
                         Casualty Companies.

John Jung            53  Senior Vice President,                                       1999
                         Chief Information Officer since October 1999.
                         From 1997 to October 1999, Senior Vice President
                         And Chief Information Officer of California Casualty;
                         prior to that time, Vice President of Chubb Group.

James R. Azar        63  Senior Vice President, Planning                              1979


                                     Part II
                                     -------

Item 5.  Market for the Company's Common Stock and Related Security Holder
         -----------------------------------------------------------------
         Matters.
         --------

     The "Stockholder Information" section on page 36 of Exhibit 13 representing the Inside Back Cover of the Company's annual report to security holders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

     The "Selected Financial Data" section on pages 1 and 2 of Exhibit 13 representing pages 6 and 7 of the Company's annual report to security holders for the year ended December 31, 1999, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

     The "Management's Discussion and Analysis" section on pages 3 through 11 of
Exhibit 13 representing pages 12 through 20 of the Company's annual report to security holders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     The "Quantitative and Qualitative Disclosures about Market Risk" section on pages 7 through 9 of Exhibit 13 representing pages 16 through 18 of the Company's annual report to security holders for the fiscal year ended December 31, 1999, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     The Financial Statements on pages 12 through 35 of Exhibit 13 representing pages 21 through 44 of the Company's annual report to security holders for the fiscal year ended December 31, 1999, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

     None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

     For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy statement for the annual meeting of stockholders to be held April 27, 2000 which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

     The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 27, 2000, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 27, 2000, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 27, 2000, is incorporated herein by reference.



                                      III-1

                                     Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          ------------------------------------------------------------

    (a) The following documents are filed as part of this report:

     1. Financial Statements.  (incorporated by reference from pages 12 through
        --------------------
     35 of Exhibit 13 representing pages 21 through 44 of the Company's annual report to security holders for the year ended December 31, 1999)

          Report of Independent Auditors for 1999 and 1998.

          Consolidated Balance Sheets as of December 31, 1999 and 1998.

          Consolidated Statements of Income for the three years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the three years ended December 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

          Selected Quarterly Financial Data.


     2.  Financial Statement Schedules.
         -----------------------------


        Included in Part IV of this report                                  Page
                                                                            ----

    Report on Financial Statement Schedules of Independent Auditors         IV-3

    Schedule I -   Summary of Investments Other Than Investments
                   in Related Parties for the year ended December 31,
                   1999                                                     IV-4

    Schedule II -  Condensed Financial Information                        IV-5-7

    Schedule III - Supplementary Insurance Information                      IV-8

    Schedule IV -  Reinsurance for the years ended December 31, 1999,
                   1998 and 1997                                            IV-9

    Schedule V -   Valuation and Qualifying Accounts                       IV-10

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     3.   Exhibits.
          --------

               Exhibit (3)     Articles of Incorporation and By-Laws of the
                               Company are incorporated by reference from the Company's 10-K for the year ended December 31, 1987.

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

               Exhibit (13)    The Company's Annual Report to Security Holders
                               for the fiscal year ended December 31, 1999. Such report, except for the portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.

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

               Exhibit (27)    Financial Data Schedule


          (b)  Reports on Form 8-K.
               -------------------

               None

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
         -------------------------------------------------------------



The Board of Directors
Alfa Corporation:

We have audited and reported separately on the financial statements of Alfa Corporation as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999. Our report and the financial statements of Alfa Corporation are incorporated by reference in the Form 10-K.

Our audits were made for the purpose of forming an opinion on the basic financial statements of Alfa Corporation taken as a whole. The supplementary information included in financial statement Schedules I through IV is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                         /s/ KPMG LLP

Birmingham, Alabama
February 3, 2000

                      ALFA CORPORATION  AND  SUBSIDIARIES
               SCHEDULE I - SUMMARY OF  INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                December 31, 1999


                                                                                  Amount At
                                                    Cost Or                      Which Shown
                                                  Amortized         Market        In Balance
 Type Of Investment                                  Cost            Value          Sheet
-------------------                             --------------  --------------  --------------
Fixed maturities:
   Bonds:
      United States Government
       and government agencies                  $   32,046,316  $   33,384,552  $   33,384,552
      States, municipalities and
        political subdivisions                     229,813,755     221,031,930     221,031,930
      Public utilities                              15,394,177      14,683,056      14,683,056
      All other corporate bonds                    247,522,125     233,662,738     233,662,738
   Mortgage-backed securities                      320,343,939     307,636,414     307,587,678
   Redeemable preferred stocks                       3,500,000       3,552,500       3,552,500
                                                --------------  --------------  --------------
                Total fixed maturities             848,620,312     813,951,190     813,902,454
                                                --------------  --------------  --------------

Equity securities:
   Common stocks:
     Public utilities                                5,045,378       5,940,695       5,940,695
     Banks, trusts and insurance
       companies                                     5,032,635      16,913,000      16,913,000
     Industrial, miscellaneous and all other        40,125,357      87,513,143      87,513,143
   Nonredeemable preferred stocks                    2,850,000       2,808,500       2,808,500
                                                --------------  --------------  --------------
                Total equity securities             53,053,370     113,175,338     113,175,338
                                                --------------  --------------  --------------

Mortgage loans on real estate                          305,079         305,079         305,079

Real estate                                          2,004,405       2,004,405       2,004,405

Policy loans                                        42,820,247      42,820,247      42,820,247

Other long-term investments                        129,629,607     130,909,734     129,629,607

Short-term investments                              53,376,923      53,376,923      53,376,923
                                                --------------  --------------  --------------
                Total investments               $1,129,809,943  $1,156,542,916  $1,155,214,053
                                                ==============  ==============  ==============


See accompanying independent auditor's report

                      ALFA  CORPORATION  (PARENT COMPANY)
                 SCHEDULE II - CONDENSED FINANCIAL  INFORMATION
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                  -----------


                                            1999          1998
                                        ------------  ------------
                       ASSETS

Cash                                    $    139,577  $    310,617

Short-term investments                        37,948       867,393

Investment in subsidiaries               473,225,808   459,187,150

Note receivable from subsidiaries         34,046,539    30,089,539

Accounts receivable and other assets         222,458       162,916
                                        ------------  ------------

        Total assets                    $507,672,330  $490,617,615
                                        ============  ============



        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Commercial paper                     $ 90,289,199   $ 57,259,519
   Notes payable                           4,600,000      4,600,000
   Other liabilities                       4,114,670      5,135,111
                                        ------------   ------------

         Total liabilities                99,003,869     66,994,630
                                        ------------   ------------

Stockholders' Equity:
Common stock, $1 par value, shares
   authorized - 110,000,000;
   issued - 41,891,512
   outstanding - 1999 - 39,550,294;
                 1998 - 40,887,911        41,891,512     41,891,512

Capital in excess of par value            22,820,889     22,355,934

Accumulated other comprehensive income    20,407,812     57,577,202

Retained earnings                        351,923,507    306,268,833

Treasury stock,
    at cost, 1999 - 2,341,218;
             1998 - 1,003,601 shares     (28,375,259)    (4,470,496)
                                        ------------   ------------
    Total stockholders' equity           408,668,461    423,622,985
                                        ------------   ------------

    Total liabilities and
         stockholders' equity           $507,672,330   $490,617,615
                                        ============   ============

See accompanying independent auditor's report

                      ALFA  CORPORATION  (PARENT COMPANY)
                 SCHEDULE II - CONDENSED FINANCIAL  INFORMATION
                             STATEMENTS  OF  INCOME
              for the years ended December 31, 1999, 1998 and 1997

                                 -------------



                                     1999         1998         1997
                                  -----------  -----------  -----------
Revenues:
   Dividends from subsidiaries    $21,700,542  $20,602,953  $18,956,247

   Interest from subsidiaries       1,822,047    2,047,057    2,208,548

   Other interest                      32,473       53,192       21,777
                                  -----------  -----------  -----------
   Total revenues                  23,555,062   22,703,202   21,186,572

Expenses:
   Other expenses                   4,666,369    7,608,341    5,310,031
                                  -----------  -----------  -----------
      Income before equity in
      undistributed income
      of subsidiaries              18,888,693   15,094,861   15,876,541

Equity in undistributed income
   of subsidiaries                 45,668,769   41,620,830   36,917,092
                                  -----------  -----------  -----------
      Net income                  $64,557,462  $56,715,691  $52,793,633
                                  ===========  ===========  ===========


See accompanying independent auditor's report

                      ALFA  CORPORATION  (PARENT COMPANY)
                SCHEDULE II - CONDENSED  FINANCIAL  INFORMATION
                          STATEMENTS  OF  CASH  FLOWS
              for the years ended December 31, 1999, 1998 and 1997

                                                                   1999           1998           1997
                                                               -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                   $ 64,557,462   $ 56,715,691   $ 52,793,633
                                                               ------------   ------------   ------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Undistributed earnings of
        subsidiaries                                            (45,668,769)   (41,620,830)   (36,917,092)
      Decrease (increase) in other assets
        and accounts receivable                                     (59,542)        71,023        (15,885)
      Increase (decrease) in other
        liabilities                                                (913,261)     2,456,098        (64,890)
                                                               ------------   ------------   ------------
        Total adjustments                                       (46,641,572)   (39,093,709)   (36,997,867)
                                                               ------------   ------------   ------------
        Net cash provided by operating activities                17,915,890     17,621,982     15,795,766
                                                               ------------   ------------   ------------

Cash flows from investing activities:
  Decrease (increase) in note receivable from subsidiaries       (3,957,000)    30,557,000    (14,288,000)
  Net decrease (increase) in short-term investments                 829,445      1,127,928     (1,621,263)
  (Increase) in investment in subsidiaries                       (5,400,000)
  Other                                                            (139,279)       212,396        343,449
                                                               ------------   ------------   ------------
        Net cash provided by (used in) investing activities      (8,666,834)    31,897,324    (15,565,814)
                                                               ------------   ------------   ------------

Cash flows from financing activities:
  Increase (decrease) in commercial paper                        33,029,680    (32,262,210)    15,940,767
  Purchase of treasury stock                                    (24,157,205)      (419,471)
  Proceeds from exercise of stock options                           610,217      1,299,329         35,250
  Dividends to stockholders                                     (18,902,788)   (17,867,671)   (16,212,717)
                                                               ------------   ------------   ------------
        Net cash (used in) financing activities                  (9,420,096)   (49,250,023)      (236,700)
                                                               ------------   ------------   ------------
        Net increase (decrease) in cash                            (171,040)       269,283         (6,748)
Cash, beginning of year                                             310,617         41,334         48,082
                                                               ------------   ------------   ------------
Cash, end of year                                              $    139,577   $    310,617   $     41,334
                                                               ============   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                  $  3,624,586   $  4,082,710   $  4,132,679
                                                               ============   ============   ============
     Income taxes                                              $ 23,552,000   $ 20,487,000   $ 20,529,974
                                                               ============   ============   ============


See accompanying independent auditor's report

                               ALFA CORPORATION
              SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
             for the years ended December 31, 1999, 1998 and 1997

                                                                  Other
                                  Future Policy                  Policy
                    Deferred        Benefits,                    Claims       Premiums
                     Policy          Losses,                      And           And
                   Acquisition     Claims And      Unearned     Benefits      Policy
 Segment              Costs       Loss Expenses     Premium     Payable       Charges
--------           ------------   -------------  -------------  ---------   ------------

  1999
-------
Life Insurance       $117,549,248  $458,830,168   $          0     $0       $ 48,359,640

Property &
  casualty
  insurance            18,557,440   143,148,690    114,802,464      0        356,970,311

Noninsurance
  and corporate                 0             0              0      0                  0
                     ------------  ------------   ------------     --       ------------
Total                $136,016,688  $601,978,858   $114,802,464     $0       $405,329,951
                     ============  ============   ============     ==       ============

1998
----
Life Insurance       $ 97,616,878  $410,398,102   $          0     $0       $ 46,098,666

Property &
  casualty
  insurance            16,524,992   138,030,306    105,464,480      0        345,739,616

Noninsurance
  and corporate                 0             0              0      0                  0
                     ------------  ------------   ------------     --       ------------
Total                $114,141,870  $548,428,408   $105,464,480     $0       $391,838,282
                     ============  ============   ============     ==       ============

1997
----
Life Insurance       $ 90,130,439  $366,301,110   $          0     $0       $ 40,659,098

Property &
  casualty
  insurance            15,725,146   132,086,208     97,669,270      0        330,305,948

Noninsurance
  and corporate                 0             0              0      0                  0
                     ------------  ------------   ------------     --       ------------
Total                $105,855,585  $498,387,318   $ 97,669,270     $0       $370,965,046
                     ============  ============   ============     ==       ============

                                   Benefits     Amortization
                                   Claims,       Of Deferred
                       Net       Losses And        Policy          Other
                   Investment    Settlement      Acquisition     Operating      Premiums
 Segment             Income        Expenses         Costs        Expenses       Written
--------           --------     -------------    -----------  -------------   ------------

  1999
-------
Life Insurance     $37,873,099   $ 51,143,122    $ 6,747,130   $ 9,949,006    $          0

Property &
  casualty
  insurance         27,600,849    232,122,875     53,455,392    30,443,472     363,585,872

Noninsurance
  and corporate      2,333,082     (1,550,000)             0     4,679,431               0
                   -----------   ------------    -----------   -----------    ------------
Total              $67,807,030   $281,715,997    $60,202,522   $45,071,909    $363,585,872
                   ===========   ============    ===========   ===========    ============

1998
----
Life Insurance     $34,890,182   $ 40,629,378    $ 6,021,001   $ 9,114,135    $          0

Property &
  casualty
  insurance         25,992,335    234,971,258     51,800,042    25,960,651     350,684,046

Noninsurance
  and corporate      1,629,141      2,300,000              0     3,688,097               0
                   -----------   ------------    -----------   -----------    ------------
Total              $62,511,658   $277,900,636    $57,821,043   $38,762,883    $350,684,046
                   ===========   ============    ===========   ===========    ============

1997
----
Life Insurance     $31,646,118   $ 33,407,772    $ 6,514,175   $ 7,209,933    $          0

Property &
  casualty
  insurance         23,935,303    232,670,184     49,483,552    21,544,277     332,192,026

Noninsurance
  and corporate      1,947,248              0              0     3,215,022               0
                   -----------   ------------    -----------   -----------    ------------
Total              $57,528,669   $266,077,956    $55,997,727   $31,969,232    $332,192,026
                   ===========   ============    ===========   ===========    ============

See accompanying independent auditor's report

                        ALFA CORPORATION AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                for years ended December 31, 1999, 1998 and 1997

                                                                                                                   Percentage of
                                                       Ceded to       Amount Assumed from                           Assumed From
                                 Gross Amount      Other Companies      Other Companies        Net Amount             to Net
                                ---------------    ---------------   --------------------  -------------------    --------------
1999
----
Life insurance in force         $13,384,835,865    $1,369,300,363        $          0        $12,015,535,502             0%
                                ===============    ==============        ============        ===============           ===
Premiums and policy
 charges:
 Life insurance                 $    51,942,189    $    3,657,594        $          0             48,284,595             0%
 Accident and health
  insurance                              75,045                 0                   0                 75,045             0%
 Property and liability
  insurance                          60,196,005        60,302,447*        357,076,753*           356,970,311           100%
                                ---------------    --------------        ------------        ---------------           ---
                                $   112,213,239    $   63,960,041        $357,076,753        $   405,329,951            88%
                                ===============    ==============        ============        ===============           ===

1998
----

Life insurance in force         $12,296,742,073    $1,296,693,235        $          0        $11,000,048,838             0%
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
                                ===============    ==============        ============        ===============           ===

* These amounts are subject to the pooling agreement.


See accompanying independent auditor's report

                       ALFA CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





                                                             Additions
                                    Balance     ----------------------------------              Balance
                                  at beginning  Charged to costs    Charged to                  at end
Description                        of period      and expenses    other accounts   Deductions  of period
-----------                      -------------  ----------------  ---------------- ----------  ----------

1999   Reserve for loan losses     $584,178      $789,753                           $735,966    $637,965
                                   ========      ========                           ========    ========

1998   Reserve for loan losses     $584,178      $588,780                           $588,780    $584,178
                                   ========      ========                           ========    ========


See accompanying independent auditor's report

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



                             Chairman of the Board
                             Director and Principal
/s/ Jerry A. Newby           Executive Officer                        3/24/00
-------------------------                                           ------------
(Jerry A. Newby)                                                      (Date)
                             Executive Vice President, Operations,
                               Treasurer, Director
/s/ C. Lee Ellis             (Principal Operations Officer)           3/24/00
-------------------------                                           ------------
(C. Lee Ellis)                                                        (Date)

                             Senior Vice President,
                               Finance, (Principal
/s/ Donald Price             Financial Officer)                       3/24/00
-------------------------                                           ------------
(Donald Price)                                                        (Date)

                             Vice President, Finance
/s/ John D. Holley           (Principal Accounting Officer)           3/24/00
-------------------------                                           ------------
(John D. Holley)                                                      (Date)



/s/ Hal F. Lee               Director                                 3/24/00
-------------------------                                           ------------
(Hal F. Lee)                                                          (Date)


/s/ James A. Tolar, Jr.      Director                                 3/24/00
-------------------------                                           ------------
(James A. Tolar, Jr.)                                                 (Date)


/s/ Steve Dunn                Director                                3/24/00
-------------------------                                           ------------
(Steve Dunn)                                                          (Date)


/s/ Dean Wysner               Director                                3/24/00
-------------------------                                           ------------
(Dean Wysner)                                                         (Date)

/s/ Russell R. Wiggins       Director                                 3/24/00
-------------------------                                           ------------
(Russell R. Wiggins)                                                  (Date)


/s/ James I. Harrison, Jr.   Director                                 3/24/00
-------------------------                                           ------------
(James I. Harrison, Jr.)                                              (Date)


/s/ John R. Thomas           Director                                 3/24/00
-------------------------                                           ------------
(John R. Thomas)                                                      (Date)


/s/ B. Phil Richardson       Director                                 3/24/00
-------------------------                                           ------------
(B. Phil Richardson)                                                  (Date)


/s/ Boyd E. Christenberry    Director                                 3/24/00
-------------------------                                           ------------
(Boyd E. Christenberry)                                               (Date)