Form 10-Q
period 2000-03-31
ALFA CORP
filed 2000-05-11
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 2000  Commission File Number 0-11773


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


         None
--------------------------

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

                                    Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


         Class                                  Outstanding March 31, 2000
-----------------------------                   --------------------------
Common Stock, $1.00 par value                        39,190,494 shares

                                ALFA CORPORATION

                                     INDEX

                                                                Page No.
Part I.   Financial Information                                 --------
          (Condensed Consolidated Unaudited)

  Item 1. Financial Statements

          Balance Sheets-March 31, 2000 and
          December 31, 1999                                         3

          Statements of Income, Three Months
          ended March 31, 2000 and 1999                             4

          Statements of Comprehensive Income, Three Months
          ended March 31, 2000 and 1999                             5

          Statements of Cash Flows, Three Months
          ended March 31, 2000 and 1999                             6

          Notes to Financial Statements                             7

          Independent Auditors' Report                             11

  Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations            12

  Item 3.
          Market Risk Disclosures                                  21

Part II.  Other Information

  Item 6.

          Exhibits and Reports on Form 8-K                         22

                                                             ALFA CORPORATION
                                                         CONSOLIDATED CONDENSED
                                                              BALANCE SHEETS

                                                                                                March 31,     December 31,
                                                                                                  2000            1999
                                                                                             -------------------------------
                                                                                                (Unaudited)
            Assets
              Investments:
                 Fixed Maturities Held for Investment, at amortized cost
                   (market value $1,029,249 in 2000 and $1,079,667 in 1999)                  $      981,854  $    1,030,931
                 Fixed Maturities Available for Sale, at market value
                   (amortized cost $904,500,454 in 2000 and $847,589,381 in 1999)               874,651,154     812,871,523
                 Equity Securities, at market (cost $55,459,134
                   in 2000 and $53,053,370 in 1999)                                             121,019,290     113,175,338
                 Mortgage Loans on Real Estate                                                      291,170         305,079
                 Investment Real Estate (net of accumulated
                   depreciation of $1,243,964 in 2000 and
                   $1,198,489 in 1999)                                                            1,958,930       2,004,405
                 Policy Loans                                                                    43,746,572      42,820,247
                 Other Long-term Investments                                                    157,168,731     129,629,607
                 Short-term Investments                                                          33,485,613      53,376,923
           ----------------------------------------------------------------------------------------------------------------
                   Total Investments                                                          1,233,303,314   1,155,214,053
              Cash                                                                                5,994,850       6,649,914
              Accrued Investment Income                                                          14,363,448      12,828,094
              Accounts Receivable                                                                11,382,921      12,977,124
              Reinsurance Balances Receivable                                                     2,850,550       2,152,839
              Due from Affiliates                                                                 6,004,130       2,199,863
              Deferred Policy Acquisition Costs                                                 140,950,326     136,016,688
              Other Assets                                                                        6,772,553       7,308,110
           ----------------------------------------------------------------------------------------------------------------
                    Total Assets                                                             $1,421,622,092  $1,335,346,685
           ================================================================================================================
            Liabilities
              Policy Liabilities and Accruals - Property and Casualty Insurance              $  143,670,494  $  143,148,690
              Policy Liabilities and Accruals - Life Insurance                                  482,475,276     458,830,168
              Unearned Premiums                                                                 119,207,296     114,802,464
              Dividends to Policyholders                                                          9,719,762       9,723,114
              Premium Deposit and Retirement Deposit Funds                                        5,558,240       5,758,230
              Deferred Income Taxes                                                              29,118,354      24,360,697
              Other Liabilities                                                                  63,721,896      52,698,161
              Due to Affiliates                                                                  14,320,624      13,921,769
              Commercial Paper                                                                  119,779,407      90,289,198
              Notes Payable                                                                         104,925         105,162
              Notes Payable to Affiliates                                                        14,274,023      13,041,571
           ----------------------------------------------------------------------------------------------------------------
                    Total Liabilities                                                         1,001,950,297     926,679,224
           ----------------------------------------------------------------------------------------------------------------
            Commitments and Contingencies (Note 3)
            Stockholders' Equity
              Preferred Stock, $1 par value
                 Shares authorized: 1,000,000
                 Issued: None
              Common Stock, $1 par value
                 Shares authorized:  110,000,000
                 Issued:  41,891,512
                 Outstanding:  2000 - 39,190,494; 1999 - 39,542,294                              41,891,512      41,891,512
              Capital in Excess of Par Value                                                     22,835,968      22,820,889
              Accumulated Other Comprehensive Income                                             25,972,595      20,407,812
              Retained Earnings                                                                 363,125,691     351,923,507
              Treasury Stock: at cost (2000-2,701,018 shares; 1999-2,349,218 shares)            (34,153,971)    (28,376,259)
           ----------------------------------------------------------------------------------------------------------------
                    Total Stockholders' Equity                                                  419,671,795     408,667,461
           ----------------------------------------------------------------------------------------------------------------
                    Total Liabilities and
                    Stockholders' Equity                                                     $1,421,622,092  $1,335,346,685
           ================================================================================================================

            The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.


                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                             STATEMENTS OF INCOME


                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                             --------------------------
                                                                                                 2000           1999
                                                                                             --------------------------
            Revenues
              Premiums - Property and Casualty Insurance                                     $ 91,596,668   $87,704,624
              Premiums and Policy Charges - Life Insurance                                     13,890,228    12,672,446
              Net Investment Income                                                            17,131,830    16,394,194
              Realized Investment Gains                                                           865,964     5,479,084
              Other Income                                                                        802,116       573,508
            ------------------------------------------------------------------------------------------------------------
                Total Revenues                                                                124,286,806   122,823,856
            ------------------------------------------------------------------------------------------------------------

            Benefits and Expenses
              Benefits & Settlement Expenses                                                   74,124,217    69,825,805
              Dividends to Policyholders                                                          972,234       924,151
              Amortization of Deferred Policy
                Acquisition Costs                                                              15,252,711    14,832,838
              Other Operating Expenses                                                         10,874,941    13,646,096
            -----------------------------------------------------------------------------------------------------------
                Total Expenses                                                                101,224,103    99,228,890
            -----------------------------------------------------------------------------------------------------------

            Income Before Provision for Income Taxes                                           23,062,703    23,594,966

            Provision for Income Taxes                                                          6,712,528     7,314,389
            -----------------------------------------------------------------------------------------------------------

                Net Income                                                                   $ 16,350,175   $16,280,577
            ===========================================================================================================

            Net Income Per Share - Basic                                                     $       0.41   $      0.40

            Net Income Per Share - Diluted                                                   $       0.41   $      0.40
            ===========================================================================================================

            Operating Income                                                                 $ 15,787,298   $12,719,172

            Operating Income Per Share - Basic                                               $       0.40   $      0.31

            Operating Income Per Share - Diluted                                             $       0.40   $      0.31
            ===========================================================================================================

            Average Shares Outstanding - Basic                                                 39,438,331    40,734,802

            Average Shares Outstanding - Diluted                                               39,640,043    41,052,769
            ===========================================================================================================

            The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                      STATEMENTS OF COMPREHENSIVE INCOME



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             -------------------------
                                                                                                2000           1999
                                                                                             -------------------------
              Net Income                                                                     $16,350,175   $16,280,577
              Other Comprehensive Income (Loss), net of tax:
                Unrealized Investment Gains (Losses) on Securities Available for Sale          6,127,660    (7,802,375)
                Less:  Realized Investment Gains                                                 562,877     3,561,405
                                                                                             -------------------------
                  Total Other Comprehensive Income (Loss)                                      5,564,783   (11,363,780)
                                                                                             -------------------------
                    Total Comprehensive Income                                               $21,914,958  $  4,916,797
                                                                                             =========================


            The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED CONDENSED UNAUDITED
                           STATEMENTS OF CASH FLOWS


                                                                                                Three Months Ended March 31,
                                                                                               -----------------------------
                                                                                                    2000           1999
                                                                                               -----------------------------
            Cash Flows From Operating Activities:
              Net Income                                                                       $  16,350,175   $ 16,280,577

              Adjustments to Reconcile Net Income to Net Cash
              Provided by Operating Activities:
                Policy Acquisition Costs Deferred                                                (20,081,864)   (17,878,373)
                Amortization of Deferred Policy Acquisition Costs                                 15,252,711     14,832,838
                Depreciation and Amortization                                                        225,506        258,994
                Provision for Deferred Taxes                                                         615,785      1,674,316
                Interest on Policyholders' Funds                                                   4,780,015      4,382,338
                Net Realized Investment Gains                                                       (865,964)    (5,479,084)
                Other                                                                               (295,798)      (736,055)
                Changes in Operating Assets and Liabilities:
                  (Increase) in Accrued Investment Income                                         (1,535,354)      (836,904)
                  Decrease in Accounts Receivable                                                  2,356,347        320,481
                  (Increase) in Reinsurance Balances Receivable                                     (697,711)      (390,035)
                  (Increase) in Amounts Due From Affiliates                                       (3,804,267)    (4,049,546)
                  Increase (Decrease) in Amounts Due to Affiliates                                   398,855       (318,113)
                  Decrease in Other Assets                                                           535,557        411,038
                  Increase in Liability for Policy Reserves                                        3,087,464      4,535,383
                  Increase in Liability for Unearned Premiums                                      4,404,832      2,761,990
                  (Decrease) in Amounts Held for Others                                             (203,342)       (14,089)
                  Increase in Other Liabilities                                                    9,284,587     13,934,897
                                                                                               -----------------------------
                   Net Cash Provided by Operating Activities                                      29,807,534     29,690,653
                                                                                               -----------------------------

            Cash Flows From Investing Activities:
                Maturities and Redemptions of Fixed Maturities Held for Investment                    46,694        105,241
                Maturities and Redemptions of Fixed Maturities Available for Sale                 14,147,206     26,092,317
                Maturities and Redemptions of Other Investments                                   52,129,870     29,703,968
                Sales of Fixed Maturities Available for Sale                                       6,105,046        493,750
                Sales of Other Investments                                                         9,430,860     22,585,569
                Purchase of Fixed Maturities Available for Sale                                  (60,649,985)   (67,510,352)
                Purchase of Other Investments                                                   (109,915,269)   (68,163,701)
                Net Decrease (Increase) in Short-term Investments                                 19,585,124    (15,064,547)
                Net Decrease in Receivable/Payable on Securities                                   2,070,185     28,576,030
                                                                                               -----------------------------
                   Net Cash (Used in) Investing Activities                                       (67,050,269)   (43,181,725)
                                                                                               -----------------------------

            Cash Flows From Financing Activities:
                Increase in Commercial Paper                                                      29,490,209     10,914,006
                (Decrease) in Notes Payable                                                             (237)        (1,063)
                Increase (Decrease) in Notes Payable to Affiliates                                 1,232,452       (277,424)
                Stockholder Dividends Paid                                                        (4,742,927)    (4,602,255)
                Purchase of Treasury Stock                                                        (5,786,486)   (10,746,066)
                Proceeds from Exercise of Stock Options                                               21,150        267,900
                Deposits of Policyholders' Funds                                                  27,684,375     26,909,937
                Withdrawal of Policyholders' Funds                                               (11,310,865)   (10,294,376)
                                                                                               -----------------------------
                   Net Cash Provided by Financing Activities                                      36,587,671     12,170,659
                                                                                               -----------------------------
            Net Decrease in Cash                                                                    (655,064)    (1,320,413)
            Cash - Beginning of Period                                                             6,649,914      5,948,409
                                                                                               -----------------------------
            Cash - End of Period                                                               $   5,994,850   $  4,627,996
                                                                                               =============================
            Supplemental Disclosures of Cash Flow Information
            Cash Paid During the Year for:
                Interest                                                                       $   2,264,876   $    728,113
                Income Taxes                                                                   $           0   $          0

            The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.


                                ALFA CORPORATION
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2000

1.  Significant Accounting Policies
    -------------------------------

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains. Certain reclassifications have been made to conform previous classifications to March 31, 2000 classifications and descriptions.

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

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the three month periods ended March 31, 2000 and 1999:


                              Three Months Ended March 31,
                              ----------------------------
                               2000                  1999
                              -------              -------
                                     (in thousands)

Premiums ceded to pool        $15,538              $14,424
Premiums assumed from pool    $91,925              $88,011
Losses ceded to pool          $10,869              $10,211
Losses assumed from pool      $58,696              $54,620

     The Company incurred $2.5 million in storm losses in the first three months of 2000. No storm losses were incurred during the same period of 1999.

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

     Certain legal proceedings are in process at March 31, 2000. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $203,000 in the first quarter of 2000, $6.5 million in 1999, $5.2 million in 1998 and $3.6 million in 1997. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 16 legal proceedings against Alfa Life Insurance Corporation are in process at March 31, 2000. Of the 16 proceedings, 12 were filed in 1999, 1 was filed in 1998, 2 were filed in 1997 and 1 was filed in 1996. Three of the legal proceedings were filed as purported class action lawsuits, but at present, no class has been certified. In addition, one purported class action lawsuit is pending against Alfa Financial Corporation, and one purported class action lawsuit is pending against Alfa Builders and Alfa Mutual Fire Insurance Company. Additionally, eight purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations, which could affect Alfa Corporation because of a pooling agreement between the companies. No

(Note 3. Continued)

class has been certified in any of these purported class action cases. It should be noted that in Alabama, where the company has substantial business, the likelihood of a judgement in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.


4. Segment Information
   -------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2000 and 1999:

                                       Three Months Ended
                                             March 31,
                                  -------------------------------
                                     2000        1999   % Change
                                  -------------------------------
                                           (in thousands)
Earned Premiums
  Personal lines                  $87,607     $83,894          4%
  Commercial lines                  3,325       3,126          6%
  Pools, associations and fees        993         991          0%
  Reinsurance ceded                  (328)       (306)         7%
                                  -------------------------------

      Total                       $91,597     $87,705          4%
                                  ===============================

Net underwriting income           $ 9,443     $ 6,529         45%
                                  ===============================

Loss ratio                           62.8%       61.8%
LAE ratio                             4.9%        5.5%
Expense ratio                        22.0%       25.2%
                                  --------------------

GAAP basis combined ratio            89.7%       92.6%
                                  ====================

Underwriting margin                  10.3%        7.4%
                                  ====================

Net investment income             $ 6,984     $ 6,509          7%
                                  ===============================

Pre-tax operating income          $16,497     $12,969         27%
                                  ===============================

Operating income, net of tax      $11,946     $ 9,516         26%
                                  ===============================

(Note 4. Continued)

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2000 and 1999:

                                                Three Months Ended
                                                      March 31,
                                            ---------------------------
                                               2000     1999  % Change
                                            ---------------------------
                                                   (in thousands)
Premiums and policy charges
  Universal life policy charges             $ 3,593  $ 3,224        11%
  Universal life policy charges - COLI        1,184    1,156         2%
  Interest sensitive life policy charges      2,502    2,487         1%
  Traditional life insurance premiums         6,409    5,596        15%
  Group life insurance premiums                 202      209        (3%)
                                            ---------------------------
       Total                                $13,890  $12,672        10%
                                            ===========================

Net investment income                       $ 9,956  $ 9,096         9%
                                            ===========================

Benefits and expenses                       $15,843  $16,758        (5%)
                                            ===========================

Pretax operating income                     $ 6,186  $ 3,323        86%
                                            ===========================

Operating income, net of tax                $ 4,487  $ 2,418        86%
                                            ===========================

5.   Acquisition of Commercial Lease Portfolio
     -----------------------------------------

     During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital, an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC will operate as a business unit of Alfa Financial Corporation, a subsidiary of the Company.


6.   Financial Accounting Developments
     ---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which, as amended by SFAS No. 137, is effective for the Company January 1, 2001.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated condensed balance sheet of Alfa Corporation and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP



May 11, 2000
Birmingham, Alabama

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the three months ended March 31, 2000 and 1999:

                                                               Three Months Ended
                                                                    March 31,
                                                 ----------------------------------------------
                                                     2000           1999             % Change
                                                 ----------------------------------------------
                                                 (in thousands except share and per share data)

Revenues
Property and casualty insurance premiums          $ 91,597         $ 87,705                 4%
Life insurance premiums and policy charges          13,890           12,672                10%
                                                  --------------------------------------------
   Total premiums and policy charges              $105,487         $100,377                 5%
                                                  ============================================

Net investment income                             $ 17,132         $ 16,394                 4%
                                                  ============================================

Total revenues                                    $124,287         $122,824                 1%
                                                  ============================================

Net Income
  Property and casualty insurance                 $ 11,946         $  9,516                26%
  Life insurance                                     4,487            2,418                86%
                                                  ---------------------------------------------
   Total insurance operations                       16,433           11,934                38%
  Noninsurance operations                              581              822               (29%)
  Net realized investment gains                        563            3,561               (84%)
  Corporate expenses                                (1,227)             (36)            (3308%)
                                                  ---------------------------------------------
    Net income                                    $ 16,350         $ 16,281                 0%
                                                  ============================================

    Net income per share - Basic                  $   0.41         $   0.40                 4%
                                                  ============================================
    Net income per share - Diluted                $   0.41         $   0.40                 4%
                                                  ============================================

 Weighted average shares outstanding - Basic      39,438,331     40,734,802
                                                  ==========     ==========
 Weighted average shares outstanding - Diluted    39,640,043     41,052,769
                                                  ==========     ==========

     Total premiums and policy charges increased 5% in the first three months of 2000 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 4% in the first three months of 2000 while invested assets have grown 6.8% in the three months since December 31, 1999 resulting from positive cash flows.

     Operating income increased by 26% in the property casualty subsidiaries due primarily to a continuation of increased underwriting profits. The 86% increase in income in the life subsidiary is due to both improved operating results for the quarter and to a reduction in expenses incurred related to a significant level of non-recurring legal, technology and administrative costs in the first three months of 1999. Noninsurance operations were down 29% due primarily to a reduction in fees related to premium financing. Such fees have been reduced in the finance subsidiary and reclassed to the Group's property casualty subsidiaries. The overall impact of this reclass is insignificant to the Company's earnings. The decline in the finance subsidiary's earnings were partially offset by favorable results from the construction subsidiary which produced increased earnings from improved performances in both the residential and commercial sectors.

     The Company's net income was negatively impacted by a significant decrease in realized investment gains. Corporate expenses increased in the first quarter of 2000 due to increased interest expense on corporate-related debt used to fund the Company's stock repurchase program and were impacted by a shift in certain legal reserves at the corporate level in the first quarter of 1999.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2000 and 1999:


                                       Three Months Ended
                                             March 31,
                                  ------------------------------
                                     2000        1999   % Change
                                  ------------------------------
                                           (in thousands)
Earned Premiums
  Personal lines                  $87,607     $83,894       4%
  Commercial lines                  3,325       3,126       6%
  Pools, associations and fees        993         991       0%
  Reinsurance ceded                  (328)       (306)      7%
                                  ------------------------------

      Total                       $91,597     $87,705       4%
                                  ==============================

Net underwriting income           $ 9,443     $ 6,529      45%
                                  ==============================

Loss ratio                           62.8%       61.8%
LAE ratio                             4.9%        5.5%
Expense ratio                        22.0%       25.2%
                                  --------------------

GAAP basis combined ratio            89.7%       92.6%
                                  ====================

Underwriting margin                  10.3%        7.4%
                                  ====================

Net investment income             $ 6,984     $ 6,509      7%
                                  ==============================

Pre-tax operating income          $16,497     $12,969     27%
                                  ==============================

Operating income, net of tax      $11,946     $ 9,516     26%
                                  ==============================

     Earned premiums increased 4.4% in the first three months of 2000 due to increased production in the automobile line and improved homeowner premiums from continued production and good persistency.

    The Company's underwriting results continued to be favorable due in part to a continued good loss ratio in the automobile line of 59% compared to 61% in the first three months of 1999. The overall loss ratio increased slightly to 62.8% due to $2.5 million of storm losses in the first quarter of 2000. No storm losses were incurred in the same period of 1999. The other factor in the improved underwriting results was a reduction in expenses from 1999 levels which had been impacted by increased costs related to technology, litigation and administrative expenses associated with the retirement of two executives.

     Net investment income increased 7.3% in the first three months of 2000 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 5.7% since March 31, 1999.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2000 and 1999:


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                               2000     1999  % Change
                                            ----------------------------
                                                   (in thousands)

Premiums and policy charges
  Universal life policy charges             $ 3,593  $ 3,224        11%
  Universal life policy charges - COLI        1,184    1,156         2%
  Interest sensitive life policy charges      2,502    2,487         1%
  Traditional life insurance premiums         6,409    5,596        15%
  Group life insurance premiums                 202      209        (3%)
                                            ----------------------------
       Total                                $13,890  $12,672        10%
                                            ============================

Net investment income                       $ 9,956  $ 9,096         9%
                                            ============================

Benefits and expenses                       $15,843  $16,758        (5%)
                                            ============================

Pretax operating income                     $ 6,186  $ 3,323        86%
                                            ============================

Operating income, net of tax                $ 4,487  $ 2,418        86%
                                            ============================

     The Company's life insurance premiums and policy charges increased 10% in the first three months of 2000 due to new business and good persistency. First year collected premiums have increased over 19% in the first quarter of 2000 due to a continuation of increases in sales of term products and from increased sales of universal life policies following the introduction of a new universal life product in January 2000. Total new annualized premium increased 14.3% in the first quarter of 2000 and 5.6% in all of 1999.

      Life insurance operating income increased approximately 86% in the first three months of 2000. This increase was the result of continuing increases in production, good persistency and a reduction in legal expenses and policy reserves related to the Company's decision in the first quarter of 1999 to adjust the values and related reserves of certain whole life policies sold more than 10 years ago. Partially offsetting these expense reductions was an increase in death claims of approximately $1.1 million. The mortality ratio of actual to expected death claims increased to 110% in the first three months of 2000 from 85% in the first quarter of 1999. As a result of the increase in earnings, positive cash flows resulted in a 5.1% increase in invested assets which increased investment income approximately 9%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance operations were down 29% due primarily to a reduction in fees associated with premium financing. These fees have been reduced in the finance subsidiary and reclassed to the Group's property casualty subsidiaries. The overall impact of this reclass is insignificant to the Company's earnings. Partially offsetting the finance subsidiary's decline in earnings were favorable results from the construction subsidiary which increased net income 123% to approximately $212,000. The real estate sales subsidiary had a net loss of approximately $11,000 due primarily to increased legal expenses in the first quarter.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first three months of 2000 was approximately $945,000 compared to approximately $443,000 for the similar period in 1999. The increase in interest expense is due to the increase in the average balance outstanding and the increase in interest rates. Increased corporate borrowings have been used to repurchase shares of the Company's stock and to cover general operating expenses which may fluctuate from time to time. The increase in other corporate expenses in the first three months is due to the allocation of $1,500,000 of certain legal expenses to its subsidiaries in 1999.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 2000 and 1999:

                                                                   Three Months Ended
                                                                         March 31,
                                                                   ------------------
                                                                      2000     1999
                                                                   ------------------
Increase in invested assets since January 1, 2000 and 1999            6.8%     4.3%
Investment yield rate (annualized)                                    6.6%     6.8%
Increase in net investment income since March 31, 1999 and 1998       4.5%     5.6%

        The marginal increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $9.4 million in underwriting income in the first quarter of 2000. The premium from the COLI plan in the life insurance subsidiary is collected in February and has provided positive cash flow in the first quarter of both periods. Increases in cash resulting from increased commercial paper borrowings were primarily used to purchase the lease portfolio of OFC Capital, a division of the finance subsidiary, and to fund the Company's stock repurchase program. As a result of the overall positive cash flows from operations, invested assets grew 6.8% since January 1, 2000 and 9.1% since March 31, 1999 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 4.5%. The overall yield rate, calculated using amortized cost, has declined slightly to 6.6%. The Company had net realized investment gains of approximately $900,000 in the first three months of 2000 and $5.5 million in the similar period in 1999. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at March 31, 2000 and December 31, 1999:

                                             March 31,    December 31,
                                               2000           1999
                                             -------------------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)         25.8%          26.6%
               Corporate bonds                 30.1           28.2
                                             -------------------------
                 Total taxable                 55.9           54.8
             Tax exempts                       15.2           15.7
                                             -------------------------
               Total fixed maturities          71.1           70.5
                                             -------------------------
           Equity securities                    9.8            9.8
           Mortgage loans                         -              -
           Real estate                          0.2            0.2
           Policy loans                         3.5            3.7
           Other long term investments         12.7           11.2
           Short term investments               2.7            4.6
                                             -------------------------
                                              100.0%         100.0%
                                             =========================

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to a shift from short term investments to fixed maturities and to market value fluctuations in fixed maturities.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 2000 and December 31, 1999:


                                             March 31,   December 31,
                                               2000          1999
                                             ------------------------
    RATING
    ------
    AAA to A-                                 91.2%          89.8%
    BBB+ to BBB-                               8.1            9.2
    BB+ and Below (Below investment grade)     0.7            1.0
                                             ------------------------
                                             100.0%         100.0%
                                             ------------------------

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At March 31, 2000, approximately 36.3% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At March 31, 2000 the Company's total portfolio of fixed maturities had gross unrealized gains of $10,310,544 and gross unrealized losses of $40,112,449. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first three months of 2000, the Company sold approximately $6.1 million in fixed maturities available for sale. These sales resulted in gross realized losses of $346,816. During the first three months of 1999 the Company sold approximately $494,000 in fixed maturities available for sale. These sales resulted in gross realized losses of $128,828.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At March 31, 2000, the Company had unrealized gains of approximately $4.6 million in such investments.

    In the first three months of 2000, the Company did not write down any equity securities. At March 31, 2000 there were no nonperforming bonds in the portfolio.

     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary and the lease portfolio
purchased during the first quarter of 2000.   These loans and leases are
collateralized by automobiles, equipment and other property. At March 31, 2000 the delinquency ratio on the portfolio was 1.60%, down from 1.79% at December 31, 1999. Credit losses of $177,000 were incurred in the first quarter of 2000 including an increase of approximately $19,000 in general reserves attributable to growth of the consumer loan portfolio. At March 31, 2000, the Company maintained an allowance for loan losses of $657,241 or approximately 1.2% of the outstanding loan balance. Long term investments also include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The effective tax rate in the first three months of 2000 was 29.1% compared to 29.9% for the full year 1999 and 31.0% for the first three months of 1999. The decrease in the effective tax rate in the first three months of 2000 is due primarily to the relative mix of taxable versus tax-exempt income. The effective rate has also been impacted by increased tax preference credits on certain investments.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The Company receives funds from its subsidiaries consisting of dividends, payments for funding federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used for paying dividends to stockholders, corporate interest and expenses, federal income taxes, and for funding additional investments in its subsidiaries' operations.

     The Company's subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to the Company. The major sources of the Company's liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company's investment portfolio consists of readily marketable securities which can be sold for cash. Based on a review of the Company's matching of asset and liability maturities and on the interest sensitivity of the majority of policies in force, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.

     On October 25, 1993, the Company established a Stock Inventive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires on October 24, 2003. Under the plan, options ratably become exercisable annually over three years, and may not be exercised after ten years after the date of the award. The following table summarizes the stock option activity of the Company's plan.


                                                          Cumulative through March 31, 2000
                                                     ----------------------------------------------
                                                           Options       Options        Options
                                                         Cancelled      Exercised     Exercisable
                                                     ----------------------------------------------

Options Authorized                      2,000,000
                                        ---------
Options Granted During
          October 1993                    783,400        59,000        140,650         583,750
            March 1994                     80,000                        7,500          72,500
            March 1995                     80,000                        7,500          72,500
            April 1996                     80,000         1,667          4,999          73,334
         February 1997                     75,000         4,000          8,833          62,167
            March 1998                    452,500        10,500            100         294,955
            April 1999                    167,500
          October 1999                      8,000
                                        ---------       --------------------------------------
Less: Total Options Granted             1,726,400        75,167        169,582       1,159,206
                                                        ======================================
Add: Options Cancelled                     75,167
                                        ---------

Available for Grant under
 Plan at March 31, 2000                   348,767
                                        =========

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999, the Board increased the number of shares authorized for repurchase by 2,000,000. During the first three months of 2000 the Company repurchased 353,600 shares at a cost of $5,786,486. At March 31, 2000 the total repurchased was 2,862,600 shares at a cost of $34,993,933. The Company has reissued 169,582 treasury shares as a result of option exercises.

     Total borrowings increased $30.7 million in the first three months of 2000 to $134.2 million. At March 31, 2000 the Company had approximately $119.8 million in commercial paper at rates ranging from 5.92% to 6.17% with maturities ranging from April 3, 2000 to April 20, 2000. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio, commercial lease portfolio and other corporate short term needs. Backup lines of credit are in place up to $135 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $14.3 million in short-term debt outstanding to affiliates at March 31, 2000 with interest equal to commercial paper rates payable monthly and $104,925 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $4.1 million in the first three months of 2000 and $3.3 million for the first three months of 1999. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 2000 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $376.3 million.

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

    Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama's low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future. During the second quarter of 1999, the Alabama legislature passed a tort reform package that should help to curb some of the excessive litigation experienced in recent years. In addition, a mandatory insurance bill was passed to require motorists to obtain insurance coverage beginning in June 2000. Such a requirement could affect both the revenues and losses incurred by the Company in the future. Although the full extent or impact is not possible to predict, the Company believes any impact on future results will not be significant.


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

FINANCIAL ACCOUNTING DEVELOPMENTS
---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which, as amended by SFAS No. 137, is effective for the Company January 1, 2001.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
--------------------------------------------

     Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.


Item 3.
-------

       MARKET RISK DISCLOSURES
       -----------------------

     The Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission includes quantitative and qualitative market risk disclosure information. Since December 31, 1999, there have been no significant changes in these disclosures.

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


                                              ALFA CORPORATION



Date      5/11/00                  By:      /s/  Jerry A. Newby
    -------------------                --------------------------------
                                                 Jerry A. Newby
                                                    President



Date      5/11/00                  By:      /s/  Donald Price
    -------------------                --------------------------------
                                                 Donald Price
                                         Senior Vice President, Finance
                                           (Chief Financial Officer)



Date      5/11/00                  By:      /s/  John Holley
    -------------------                --------------------------------
                                                 John Holley
                                            Vice President, Finance
                                           (Chief Accounting Officer)