Form 10-Q
period 2000-06-30
ALFA CORP
filed 2000-08-14
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 2000  Commission File Number 0-11773


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


             None
------------------------------

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

                                    Yes    X      No
                                        --------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


           Class                              Outstanding June 30, 2000
-----------------------------                 -------------------------
Common Stock, $1.00 par value                      39,062,594 shares
                                                   ----------

                                ALFA CORPORATION

                                     INDEX


Part I.   Financial Information                                         Page No.
          (Consolidated Unaudited)                                      --------

  Item 1. Financial Statements

          Balance Sheets - June 30, 2000 and
          December 31, 1999                                                3

          Statements of Income, Six Months and Three Months
          ended June 30, 2000 and 1999                                     4

          Statements of Comprehensive Income, Six Months and Three
          Months ended June 30, 2000 and 1999                              5

          Statements of Cash Flows, Six Months
          ended June 30, 2000 and 1999                                     6

          Notes to Financial Statements                                    7

          Independent Auditors' Report                                    11

  Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   12

  Item 3.

          Market Risk Disclosures                                         21


Part II.  Other Information


  Item 4.

          Submission of Matters to a Vote of Security Holders             22

  Item 6.

          Exhibits and Reports on Form 8-K                                22

                               ALFA CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,        December 31,
                                                                                       2000               1999
                                                                                 --------------     --------------
                                                                                   (Unaudited)
Assets
  Investments:
    Fixed Maturities Held for Investment, at amortized cost
      (fair value $897,772 in 2000 and $1,079,667 in 1999)                       $      860,702     $    1,030,931
    Fixed Maturities Available for Sale, at fair value
      (amortized cost $924,585,151 in 2000 and $847,589,381 in 1999)                891,427,943        812,871,523
    Equity Securities, at fair value (cost $57,278,101
      in 2000 and $53,053,370 in 1999)                                              115,802,344        113,175,338
    Mortgage Loans on Real Estate                                                       271,927            305,079
    Investment Real Estate (net of accumulated
      depreciation of $1,271,415 in 2000 and
      $1,198,489 in 1999)                                                             2,006,312          2,004,405
    Policy Loans                                                                     44,543,146         42,820,247
    Other Long-term Investments                                                     176,312,229        129,629,607
    Short-term Investments                                                           35,872,540         53,376,923
                                                                                 --------------     --------------
      Total Investments                                                           1,267,097,143      1,155,214,053
  Cash                                                                                6,691,685          6,649,914
  Accrued Investment Income                                                          14,297,342         12,828,094
  Accounts Receivable                                                                13,136,344         12,977,124
  Reinsurance Balances Receivable                                                     3,238,801          2,152,839
  Due from Affiliates                                                                 9,703,712          2,199,863
  Deferred Policy Acquisition Costs                                                 145,555,835        136,016,688
  Other Assets                                                                        6,725,192          7,308,110
                                                                                 --------------     --------------
      Total Assets                                                               $1,466,446,054     $1,335,346,685
                                                                                 ==============     ==============
Liabilities
  Policy Liabilities and Accruals - Property and Casualty Insurance              $  144,278,423     $  143,148,690
  Policy Liabilities and Accruals - Life Insurance                                  490,221,308        458,830,168
  Unearned Premiums                                                                 126,099,191        114,802,464
  Dividends to Policyholders                                                          9,822,724          9,723,114
  Premium Deposit and Retirement Deposit Funds                                        5,618,139          5,758,230
  Deferred Income Taxes                                                              25,462,404         24,360,697
  Other Liabilities                                                                  71,254,567         52,698,161
  Due to Affiliates                                                                  14,402,210         13,921,769
  Commercial Paper                                                                  133,818,749         90,289,198
  Notes Payable                                                                         104,565            105,162
  Notes Payable to Affiliates                                                        17,162,647         13,041,571
                                                                                 --------------     --------------
      Total Liabilities                                                           1,038,244,927        926,679,224
                                                                                 --------------     --------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
    Shares authorized: 1,000,000
    Issued: None
  Common Stock, $1 par value
    Shares authorized:  110,000,000
    Issued:  41,891,512
    Outstanding:  2000 - 39,062,594; 1999 - 39,542,294                               41,891,512         41,891,512
  Capital in Excess of Par Value                                                     23,044,401         22,820,889
  Accumulated Other Comprehensive Income                                             20,937,375         20,407,812
  Retained Earnings                                                                 378,936,815        351,923,507
  Treasury Stock: at cost (2000-2,828,918 shares; 1999-2,349,218 shares)            (36,608,976)       (28,376,259)
                                                                                 --------------     --------------
      Total Stockholders' Equity                                                    428,201,127        408,667,461
                                                                                 --------------     --------------
      Total Liabilities and
      Stockholders' Equity                                                       $1,466,446,054     $1,335,346,685
                                                                                 ==============     ==============



The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         Six Months Ended               Three Months Ended
                                                                              June 30,                      June 30,
                                                                      --------------------------    --------------------------
                                                                          2000          1999            2000          1999
                                                                      ------------  ------------    ------------  ------------
Revenues
  Premiums - Property and Casualty Insurance                          $185,395,246  $176,518,203    $ 93,798,578  $ 88,813,579
  Premiums and Policy Charges - Life Insurance                          26,816,538    24,853,426      12,926,310    12,180,980
  Net Investment Income                                                 34,690,547    32,664,773      17,558,717    16,270,579
  Realized Investment Gains                                              5,618,755     5,495,441       4,752,791        16,357
  Other Income                                                           1,549,446     1,264,244         747,330       690,736
                                                                      ------------  ------------    ------------  ------------
    Total Revenues                                                     254,070,532   240,796,087     129,783,726   117,972,231
                                                                      ------------  ------------    ------------  ------------
Benefits and Expenses
  Benefits & Settlement Expenses                                       145,954,192   140,134,172      71,829,975    70,308,367
  Dividends to Policyholders                                             1,849,121     1,758,413         876,887       834,262
  Amortization of Deferred Policy
    Acquisition Costs                                                   32,002,272    29,840,636      16,749,561    15,007,798
  Other Operating Expenses                                              21,694,494    24,031,606      10,819,553    10,385,510
                                                                      ------------  ------------    ------------  ------------
    Total Expenses                                                     201,500,079   195,764,827     100,275,976    96,535,937
                                                                      ------------  ------------    ------------  ------------

Income Before Provision for Income Taxes                                52,570,453    45,031,260      29,507,750    21,436,294

Provision for Income Taxes                                              15,385,024    12,833,516       8,672,496     5,519,127
                                                                      ------------  ------------    ------------  ------------

    Net Income                                                        $ 37,185,429  $ 32,197,744    $ 20,835,254  $ 15,917,167
                                                                      ============  ============    ============  ============

Net Income Per Share - Basic                                                 $0.95         $0.80           $0.53         $0.40

Net Income Per Share - Diluted                                               $0.94         $0.79           $0.53         $0.40
                                                                      ============  ============    ============  ============

Operating Income                                                      $ 33,533,238  $ 28,625,707    $ 17,745,940  $ 15,906,535


Operating Income Per Share - Basic                                           $0.85         $0.71           $0.45         $0.40

Operating Income Per Share - Diluted                                         $0.85         $0.71           $0.45         $0.40
                                                                      ============  ============    ============  ============

Average Shares Outstanding - Basic                                      39,267,605    40,329,016      39,097,428    39,927,689

Average Shares Outstanding - Diluted                                    39,483,252    40,600,606      39,329,185    40,152,132
                                                                      ============  ============    ============  ============


The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                               Six Months Ended               Three Months Ended
                                                                                    June 30,                     June 30,
                                                                          --------------------------     -------------------------
                                                                              2000          1999             2000         1999
                                                                          ------------  ------------     -----------   -----------
Net Income                                                                $ 37,185,429  $ 32,197,744     $20,835,254   $15,917,167
Other Comprehensive Income (Loss), net of tax:
  Unrealized Investment Gains (Losses) on Securities Available for Sale      4,181,754   (14,378,453)     (1,945,906)   (6,576,078)
  Less:  Realized Investment Gains                                           3,652,191     3,572,037       3,089,314        10,632
                                                                          ------------  ------------     -----------   -----------
    Total Other Comprehensive Income (Loss)                                    529,563   (17,950,490)     (5,035,220)   (6,586,710)
                                                                          ------------  ------------     -----------   -----------
      Total Comprehensive Income                                          $ 37,714,992  $ 14,247,254     $15,800,034   $ 9,330,457
                                                                          ============  ============     ===========   ===========

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                        2000           1999
                                                                                   -------------  -------------
Cash Flows From Operating Activities:
  Net Income                                                                       $  37,185,429  $  32,197,744

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                                (40,411,716)   (36,238,906)
    Amortization of Deferred Policy Acquisition Costs                                 32,002,272     29,840,636
    Depreciation and Amortization                                                        375,954        227,163
    Provision for Deferred Taxes                                                       1,125,522      1,842,645
    Interest on Policyholders' Funds                                                   9,870,666      8,946,987
    Net Realized Investment Gains                                                     (5,618,755)    (5,484,543)
    Other                                                                             (1,730,236)       (69,441)
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                                         (1,469,248)    (1,594,195)
      Decrease in Accounts Receivable                                                  1,603,809         72,203
      (Increase) in Reinsurance Balances Receivable                                   (1,085,962)      (727,704)
      (Increase) in Amounts Due From Affiliates                                       (7,503,849)    (5,862,151)
      Increase in Amounts Due to Affiliates                                              480,441     14,023,329
      Decrease (Increase) in Other Assets                                                582,918       (900,497)
      Increase in Liability for Policy Liabilities and Accruals                        5,969,280     11,981,745
      Increase in Liability for Unearned Premiums                                     11,296,727      7,619,670
      (Decrease) Increase in Amounts Held for Others                                     (40,481)        33,834
      Increase in Other Liabilities                                                   21,177,966      7,209,022
                                                                                   -------------  -------------
       Net Cash Provided by Operating Activities                                      63,810,737     63,117,541
                                                                                   -------------  -------------
Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment                   169,882        296,021
    Maturities and Redemptions of Fixed Maturities Available for Sale                 29,509,292     61,507,161
    Maturities and Redemptions of Other Investments                                  109,727,298     63,377,699
    Sales of Fixed Maturities Available for Sale                                      29,014,745      9,392,842
    Sales of Other Investments                                                        26,016,544     31,195,925
    Purchase of Fixed Maturities Available for Sale                                 (134,878,670)  (130,983,243)
    Purchase of Other Investments                                                   (187,238,378)  (129,217,259)
    Net Decrease (Increase) in Short-term Investments                                 19,131,679    (12,837,825)
    Net (Increase) Decrease in Receivable/Payable on Securities                       (2,236,399)    18,783,194
                                                                                   -------------  -------------
       Net Cash (Used in) Investing Activities                                      (110,784,007)   (88,485,485)
                                                                                   -------------  -------------
Cash Flows From Financing Activities:
    Increase in Commercial Paper                                                      43,529,551     35,458,368
    (Decrease) in Notes Payable                                                             (597)          (891)
    Increase (Decrease) in Notes Payable to Affiliates                                 4,121,076       (535,100)
    Stockholder Dividends Paid                                                        (9,865,160)    (9,375,951)
    Purchase of Treasury Stock                                                        (8,360,394)   (21,529,795)
    Proceeds from Exercise of Stock Options                                              296,100        544,992
    Deposits of Policyholders' Funds                                                  39,527,051     38,304,300
    Withdrawal of Policyholders' Funds                                               (22,232,586)   (20,132,701)
                                                                                   -------------  -------------
       Net Cash Provided by Financing Activities                                      47,015,041     22,733,222
                                                                                   -------------  -------------
Net Increase (Decrease) in Cash                                                           41,771     (2,634,722)
Cash - Beginning of Period                                                             6,649,914      5,948,409
                                                                                   -------------  -------------
Cash - End of Period                                                               $   6,691,685  $   3,313,687
                                                                                   =============  =============
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year  for:
    Interest                                                                       $   4,370,567  $   1,707,968
    Income Taxes                                                                   $  13,756,000  $  13,104,000


The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 2000



1.   Significant Accounting Policies
     -------------------------------

     In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1999. The results of operations for the six month and three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding realized investment gains, net of related tax effects. Certain reclassifications have been made to conform previous classifications to June 30, 2000 classifications and descriptions.

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

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the six and three month periods ended June 30, 2000 and 1999:


                                 Six  Months Ended June 30,  Three Months Ended June 30,
                                 --------------------------  ---------------------------
                                    2000          1999           2000          1999
                                  --------      --------        -------       -------
                                                     (in thousands)
Premiums ceded to pool            $ 31,534      $ 29,205        $15,996       $14,424
Premiums assumed from pool        $186,063      $177,118        $94,138       $88,011
Losses ceded to pool              $ 20,734      $ 19,739        $ 9,865       $10,211
Losses assumed from pool          $113,114      $107,747        $54,418       $54,620

     The Company incurred $2.5 million in storm losses in the first three months of 2000. No storm losses were incurred during the second quarter of 2000 or during either of the first two quarters of 1999.

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

     Certain legal proceedings are in process at June 30, 2000. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $291,000 in the first six months of 2000, $6.5 million in 1999, $5.2 million in 1998 and $3.6 million in 1997. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 19 legal proceedings against Alfa Life Insurance Corporation are in process at June 30, 2000. Of the 19 proceedings, 3 were filed in 2000, 12 were filed in 1999, 1 was filed in 1998, 2 were filed in 1997 and 1 was filed in 1996. Three of the legal proceedings were filed as purported class action lawsuits, but at present, no class has been certified. In addition, one purported class action lawsuit is pending against Alfa Builders and Alfa Mutual Fire Insurance Company. Additionally, seven purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations, which could affect Alfa Corporation because of a pooling agreement between the companies. No class has been certified in any

(Note 3. Continued)


of these purported class action cases. It should be noted that in Alabama, where the company has substantial business, the likelihood of a judgement in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

4.   Segment Information
     --------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six and three month periods ended June 30, 2000 and 1999:



                                     Six Months Ended June 30,       Three Months Ended June 30,
                                  -------------------------------   -------------------------------
                                    2000       1999      % Change    2000      1999        % Change
                                  -------------------------------   -------------------------------
                                                            (in thousands)
Earned premiums
  Personal lines                  $177,338   $168,733          5%   $89,731   $84,838          6%
  Commercial lines                   6,709      6,421          4%     3,385     3,295          3%
  Pools, associations and fees       2,016      1,964          3%     1,023       974          5%
  Reinsurance ceded                   (668)      (600)        11%      (340)     (293)        16%
                                  --------   --------         --    -------   -------         --

     Total                        $185,935   $176,518          5%   $93,799   $88,814          6%
                                  ========   ========         ==    =======   =======         ==

Net underwriting income           $ 21,078   $ 18,703         13%   $11,636   $12,174         (4%)
                                  ========   ========         ==    =======   =======         ==

Loss ratio                            60.4%      60.6%                 58.0%     59.3%
LAE ratio                              5.7%       5.1%                  6.4%      4.7%
Expense ratio                         22.6%      23.8%                 23.2%     22.3%
                                  --------   --------               -------   -------

GAAP basis combined ratio             88.6%      89.4%                 87.6%     86.3%
                                  ========   ========               =======   =======

Underwriting margin                   11.4%      10.6%                 12.4%     13.7%
                                  ========   ========               =======   =======

Net investment income             $ 14,000   $ 13,230          6%   $ 7,016   $ 6,721          4%
                                  ========   ========         ==    =======   =======         ==

Pre-tax operating income          $ 35,250   $ 31,827         11%   $18,753   $18,858         (1%)
                                  ========   ========         ==    =======   =======         ==

Operating income, net of tax      $ 26,379   $ 22,790         16%   $14,433   $13,274          9%
                                  ========   ========         ==    =======   =======         ==


(Note 4. Continued)


     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six and three month periods ended June 30, 2000 and 1999:



                                                 Six Months Ended June 30,       Three Months Ended June 30,
                                             -------------------------------   -------------------------------
                                              2000       1999      % Change    2000      1999        % Change
                                             -------------------------------   -------------------------------
                                                                      (in thousands)
Premiums and policy charges
   Universal life policy charges             $ 7,305  $ 6,658        10%      $ 3,712  $ 3,434         8%
   Universal life policy charges - COLI        1,610    1,511         7%          426      355        20%
   Interest sensitive life policy charges      5,018    4,951         1%        2,516    2,464         2%
   Traditional life insurance premiums        12,682   11,523        10%        6,273    5,927         6%
   Group life insurance premiums                 202      210        (4%)           0        1      (100%)
                                             -------  -------        --       -------  -------      ----
     Total                                   $26,817  $24,853         8%      $12,927  $12,181         6%
                                             =======  =======        ==       =======  =======      ====

Net investment income                        $20,225  $18,150        11%      $10,269  $ 9,055        13%
                                             =======  =======        ==       =======  =======      ====

Benefits and expenses                        $30,297  $30,741        (1%)     $14,454  $13,983         3%
                                             =======  =======        ==       =======  =======      ====

Pre-tax operating income                     $13,112  $ 8,879        48%      $ 6,926  $ 5,556        25%
                                             =======  =======        ==       =======  =======      ====

Operating income, net of tax                 $ 9,551  $ 6,720        42%      $ 5,064  $ 4,302        18%
                                             =======  =======        ==       =======  =======      ====


5.   Acquisition of Commercial Lease Portfolio
     -----------------------------------------

     During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. The impact of OFC's operating results for the three-month period ended June 30, 2000 was a loss of approximately $201,000.


6.   Financial Accounting Developments
     ---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Company January 1, 2001.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP



August 14, 2000
Birmingham, Alabama

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the six and three month periods ended June 30, 2000 and 1999:


                                                           Six Months Ended June 30,               Three Months Ended June 30,
                                                   ------------------------------------    ---------------------------------------
                                                      2000          1999       % Change      2000           1999         % Change
                                                   -----------   -----------   --------    --------      -----------     ---------
                                                                     (in thousands, except share and per share data)
Revenues
Property and casualty
  insurance premiums                               $   185,395   $   176,518      5%       $ 93,798      $    88,814          6%
Life insurance premiums
 and policy charges                                     26,817        24,853      8%         12,927           12,181          6%
                                                   -----------   -----------    ---        --------      -----------        ---
    Total premiums and
      policy charges                               $   212,212   $   201,372      5%       $106,725      $   100,995          6%
                                                   ===========   ===========    ===        ========      ===========        ===

Net Investment income                              $    34,691   $    32,665      6%       $ 17,559      $    16,271          8%
                                                   ===========   ===========    ===        ========      ===========        ===

Total Revenues                                     $   254,071   $   240,796      6%       $129,784      $   117,972         10%
                                                   ===========   ===========    ===        ========      ===========        ===

Net income
   Property and casualty
     insurance                                     $    26,379   $    22,790     16%       $ 14,433      $    13,274          9%
   Life insurance                                        9,551         6,720     42%          5,064            4,302         18%
                                                   -----------   -----------    ---        --------      -----------        ---
     Total insurance
       operations                                       35,930        29,510     22%         19,497           17,576         11%
   Noninsurance operations                               1,045         1,512    (31%)           464              690        (33%)
   Net realized investment gains                         3,652         3,572      2%          3,089               11         NM
   Corporate expenses                                   (3,442)       (2,396)   (44%)        (2,215)          (2,360)        (6%)
                                                   -----------   -----------    ---        --------      -----------        ---
        Net income                                 $    37,185   $    32,198     15%       $ 20,835      $    15,917         31%
                                                   ===========   ===========    ===        ========      ===========        ===

        Net income per share-
         Basic                                           $0.95         $0.80     19%          $0.53            $0.40         34%
                                                   ===========   ===========    ===        ========      ===========        ===
         Diluted                                         $0.94         $0.79     19%          $0.53            $0.40         34%
                                                   ===========   ===========    ===        ========      ===========        ===

Weighted average
  shares outstanding - Basic                        39,267,605    40,329,016             39,097,428       39,927,689
                                                   ===========   ===========            ===========      ===========
                       Diluted                      39,483,252    40,600,606             39,329,185       40,152,132
                                                   ===========   ===========            ===========      ===========


     Total premiums and policy charges increased 5% in the first six months of 2000 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 6% in the first six months of 2000 while invested assets have grown 10% in the six months since December 31, 1999 resulting from positive cash flows.

     Operating income, net of tax, increased by 16% in the property casualty subsidiaries due primarily to a continuation of increased underwriting profits. The 42% increase in operating income, net of tax, in the life subsidiary is due to both improved operating results for the first two quarters and to a reduction in expenses incurred related to a significant level of non-recurring legal, technology and administrative costs incurred in the first quarter of 1999. Noninsurance operations were down 31% due primarily to a reduction in fees related to premium financing. Such fees have been reduced and the premium financing activities are now provided by the property casualty subsidiaries. The overall impact of this change is insignificant to the Company's earnings. The decline in the finance subsidiary's earnings were partially offset by favorable results from the construction subsidiary which produced increased earnings from improved performance in the commercial sector.

     The Company's net income was positively impacted by a significant increase in realized investment gains in the second quarter of 2000. Corporate expenses increased in the first six months of 2000 due to increased interest expense on corporate-related debt used to fund the Company's stock repurchase program.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six month and three month periods ended June 30, 2000 and 1999:

                                     Six Months Ended June 30,         Three Months Ended June 30,
                                  ---------------------------------  -------------------------------
                                    2000       1999       % Change     2000     1999        % Change
                                  --------   --------     --------   -------   -------      --------
                                                           (in thousands)
Earned premiums
  Personal lines                  $177,338   $168,733          5%     $89,731   $84,838          6%
  Commercial lines                   6,709      6,421          4%       3,385     3,295          3%
  Pools, associations and fees       2,016      1,964          3%       1,023       974          5%
  Reinsurance ceded                   (668)      (600)        11%        (340)     (293)        16%
                                  --------   --------      -----      -------   -------         --

     Total                        $185,395   $176,518          5%     $93,799   $88,814          6%
                                  ========   ========      =====      =======   =======         ==

Net underwriting income           $ 21,078   $ 18,703         13%     $11,636   $12,174         (4%)
                                  ========   ========      =====      =======   =======         ==

Loss ratio                            60.4%      60.6%                   58.0%     59.3%
LAE ratio                              5.7%       5.1%                    6.4%      4.7%
Expense ratio                         22.6%      23.8%                   23.2%     22.3%
                                  ========   ========                 =======   =======
GAAP basis combined ratio             88.6%      89.4%                   87.6%     86.3%
                                  ========   ========                 =======   =======
Underwriting margin                   11.4%      10.6%                   12.4%     13.7%
                                  ========   ========                 =======   =======
Net investment income             $ 14,000   $ 13,230          6%     $ 7,016   $ 6,721          4%
                                  ========   ========      =====      =======   =======         ==

Pre-tax operating income          $ 35,250   $ 31,827         11%     $18,753   $18,858         (1%)
                                  ========   ========      =====      =======   =======         ==

Operating income, net of tax      $ 26,379   $ 22,790         16%     $14,433   $13,274          9%
                                  ========   ========      =====      =======   =======         ==


     Earned premiums increased 6% in the second quarter of 2000 and 5% for the first six months of 2000 due to increased production in the automobile line and improved homeowner premiums from continued production and good persistency.

    The Company's underwriting results continued to be favorable due in part to a continued good loss ratio in the automobile line of 59% compared to 62% in the first six months of 1999. The six-month overall loss ratio decreased slightly by 20 basis points despite $2.5 million of storm losses in the first quarter of 2000. No storm losses were incurred in the second quarter of 2000 or during the first six months of 1999. The other factor in the improved underwriting results was a reduction in expenses from 1999 levels which had been impacted by increased costs related to technology, litigation and administrative expenses associated with the retirement of two executives.

     Another significant factor affecting results in the second quarter was the impact of compulsory insurance in Alabama which became effective June 1, 2000. As a result, the growth rate in automobile written premiums was 11% in the second quarter of 2000 compared to a first quarter of 2000 rate of 6%, although the impact on earned premiums in the second quarter was not significant. In addition, LAE reserves were increased as a result of the growth in new business which led to an LAE ratio of 6.4% for the second quarter of 2000 compared to 4.9% in the first quarter of 2000.

     Net investment income increased 6% in the first six months of 2000 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 10% since June 30, 1999.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six month and three month periods ended June 30, 2000 and 1999:

                                              Six Months Ended June 30,     Three Months Ended June 30,
                                             ----------------------------  -----------------------------
                                               2000     1999     % Change    2000     1999      % Change
                                             -------  -------    --------   -------  -------    --------
                                                                    (in thousands)
Premiums and policy charges
   Universal life policy charges             $ 7,305  $ 6,658        10%    $ 3,712  $ 3,434         8%
   Universal life policy charges - COLI        1,610    1,511         7%        426      355        20%
   Interest sensitive life policy charges      5,018    4,951         1%      2,516    2,464         2%
   Traditional life insurance premiums        12,682   11,523        10%      6,273    5,927         6%
   Group life insurance premiums                 202      210        (4%)         0        1      (100%)
                                             -------  -------        --     -------  -------      ----
     Total                                   $26,817  $24,853         8%    $12,927  $12,181         6%
                                             =======  =======        ==     =======  =======      ====

Net investment income                        $20,225  $18,150        11%    $10,269  $ 9,055        13%
                                             =======  =======        ==     =======  =======      ====

Benefits and expenses                        $30,297  $30,741        (1%)   $14,454  $13,983         3%
                                             =======  =======        ==     =======  =======      ====

Pre-tax operating income                     $13,112  $ 8,879        48%    $ 6,926  $ 5,556        25%
                                             =======  =======        ==     =======  =======      ====

Operating income, net of tax                 $ 9,551  $ 6,720        42%    $ 5,064  $ 4,302        18%
                                             =======  =======        ==     =======  =======      ====

     The Company's life insurance premiums and policy charges increased 8% in the first six months of 2000 due to new business and good persistency. First year collected premiums have increased over 17% in the first six months of 2000 due to a continuation of increases in sales of term products and from increased sales of universal life policies following the introduction of a new universal life product in January 2000. Total new annualized premium increased 14% in the first six months of 2000 and 6% in all of 1999.

      Life insurance operating income, net of tax, increased approximately 42% in the first six months of 2000. This increase was the result of continuing increases in production, good persistency and a reduction in legal expenses and policy reserves related to the Company's decision in the first quarter of 1999 to adjust the values and related reserves of certain whole life policies sold more than 10 years ago. Partially offsetting these expense reductions was an increase in death claims of approximately $1.8 million. The mortality ratio of actual to expected death claims increased to 97% in the first six months of 2000 from 88% in the first six months of 1999. As a result of the increase in earnings, positive cash flows resulted in a 7% increase in invested assets which increased investment income approximately 11%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance operations were down 31% due primarily to a reduction in fees associated with premium financing. These fees have been reduced and the premium financing activities are now provided by the property casualty subsidiaries. The overall impact of this change is insignificant to the Company's earnings. Partially offsetting the finance subsidiary's decline in earnings were favorable results from the construction subsidiary which increased net income 21% to approximately $276,000. The real estate sales subsidiary had a net income of approximately $26,000, a reduction of 54%, due primarily to increased legal expenses in the first quarter.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first six months of 2000 was approximately $2,117,000 compared to approximately $1,057,000 for the similar period in 1999. The increase in interest expense is due to the increase in the average balance outstanding and the increase in interest rates. Increased corporate borrowings have been used to repurchase shares of the Company's stock and to cover general operating expenses which may fluctuate from time to time. The decrease in other corporate expenses in the first six months is due to a decline of $1,500,000 in legal expenses from 1999 levels.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 2000 and 1999:

                                                                   Six Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                     2000      1999
                                                                     ----      ----
Increase in invested assets since January 1, 2000 and 1999            9.7%      6.4%
Investment yield rate (annualized)                                    6.6%      6.9%
Increase in net investment income since June 30, 1999 and 1998        6.2%      6.0%

        The marginal increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $21.1 million in underwriting income in the first six months of 2000. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both years. Increases in cash resulting from increased commercial paper borrowings were primarily used in March 2000 to purchase the lease portfolio of OFC Capital, a division of the finance subsidiary, and to fund the Company's stock repurchase program throughout the first six months of 2000. As a result of the overall positive cash flows from operations, invested assets grew 10% since January 1, 2000 and 10% since June 30, 1999 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 6%. The overall yield rate, calculated using amortized cost, has declined slightly to 6.6%. The Company had net realized investment gains of approximately $5.6 million in the first six months of 2000 and $5.5 million in the similar period in 1999. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at June 30, 2000 and December 31, 1999:

                                            June 30,        December 31,
                                              2000             1999
                                            --------        ------------

           Fixed maturities
             Taxable
               Mortgage backed (CMO's)        25.4%          26.6%
               Corporate bonds                30.3           28.2
                                             -----          -----
                 Total taxable                55.7           54.8
             Tax exempts                      14.8           15.7
                                             -----          -----
               Total fixed maturities         70.5           70.5
                                             -----          -----
           Equity securities                   9.1            9.8
           Mortgage loans                        -              -
           Real estate                         0.2            0.2
           Policy loans                        3.5            3.7
           Other long term investments        13.9           11.2
           Short term investments              2.8            4.6
                                             -----          -----
                                             100.0%         100.0%
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

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 2000 and December 31, 1999:


                                                June 30,     December 31,
                                                  2000          1999
                                                -------      ------------
    RATING
    ------
    AAA to A-                                     91.2%          89.8%
    BBB+ to BBB-                                   7.7            9.2
    BB+ and Below (Below investment grade)         1.1            1.0
                                                 -----          -----
                                                 100.0%         100.0%
                                                 =====          =====

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At June 30, 2000, approximately 36% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At June 30, 2000 the Company's total portfolio of fixed maturities had gross unrealized gains of $9,999,314 and gross unrealized losses of $43,119,452. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first six months of 2000, the Company sold approximately $29.0 million in fixed maturities available for sale. These sales resulted in gross realized gains of $120,365 and gross realized losses of $982,019. During the first six months of 1999 the Company sold approximately $9.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $12,779 and gross realized losses of $812,408.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At June 30, 2000, the Company had unrealized gains of approximately $831,000 in such investments.

    In the second quarter of 2000, the Company wrote down two equity securities totaling $612,194, whose declines in value were deemed to be other than temporary. In addition, the Company wrote down five bonds during the second quarter of 2000 totaling $1,359,013, whose declines in value were also deemed to be other than temporary.

     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary and the commercial lease portfolio purchased during the first quarter of 2000.

These loans and leases are collateralized by automobiles, equipment and other property. At June 30, 2000 the delinquency ratio on the loan portfolio was 1.66%, down from 1.79% at December 31, 1999. The delinquency ratio on the commercial lease portfolio at June 30, 2000 was 2.36%. Credit losses of $328,000 were incurred in the first six months of 2000 including an increase of approximately $142,386 in general reserves attributable to growth of the consumer loan and commercial lease portfolios. At June 30, 2000, the Company maintained an allowance for consumer loan losses of $647,283 or approximately 1.1% of the outstanding loan balance. In addition, the Company maintained an allowance for commercial lease losses of $415,944 or approximately 1.4% of the outstanding commercial lease balance. Long term investments also include assets leased under capital and operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The effective tax rate in the first six months of 2000 was 29.3% compared to 29.9% for the full year 1999 and 28.5% for the first six months of 1999. The change in the effective tax rate in the first six months of 2000 is due primarily to the relative mix of taxable versus tax-exempt income. The effective rate has also been impacted by increased tax preference credits on certain investments.

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



                                                Cumulative through June 30, 2000
                                            ------------------------------------------
                                               Options        Options          Options
                                              Cancelled      Exercised       Exercisable
                                             ---------      ---------       -----------
Options Authorized               2,000,000
                                 ---------
Options Granted During
          October 1993             783,400       60,200      159,250        563,950
            March 1994              80,000                     9,500         70,500
            March 1995              80,000                     9,500         70,500
            April 1996              80,000        1,667        6,999         71,334
         February 1997              75,000        4,000        8,833         62,167
            March 1998             452,500       12,400          100        294,155
            April 1999             167,500        1,666                      55,839
          October 1999               8,000
            April 2000             193,000       10,000
                                 ---------       ------      -------      ---------

Less: Total Options Granted      1,919,400       89,933      194,182      1,188,445
                                                 ======      =======      =========
Add: Options Cancelled              89,933
                                 ---------

Available for Grant under
 Plan at June 30, 2000             170,533
                                 =========

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999, the Board increased the number of shares authorized for repurchase by 2,000,000. During the first six months of 2000 the Company repurchased 506,100 shares at a cost of $8,360,394. At June 30, 2000 the total repurchased was 3,015,100 shares at a cost of $37,567,841. The Company has reissued 194,182 treasury shares as a result of option exercises.

     Total borrowings increased $47.7 million in the first six months of 2000 to $151.1 million. At June 30, 2000 the Company had approximately $133.8 million in commercial paper at rates ranging from 6.58% to 6.61% with maturities ranging from July 5, 2000 to August 10, 2000. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio, commercial lease portfolio and other corporate short term needs. Backup lines of credit are in place up to $135 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $17.2 million in short-term debt outstanding to affiliates at June 30, 2000 with interest equal to commercial paper rates payable monthly and $104,565 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $8.5 million in the first six months of 2000 and $6.4 million for the first six months of 1999. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 2000 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $384.5 million.

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

FINANCIAL ACCOUNTING DEVELOPMENTS
---------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The Company is currently evaluating this standard, which, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Company January 1, 2001.

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


Item 3.
-------

     MARKET RISK DISCLOSURES
     -----------------------

     The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the six months ended June 30, 2000. For further information, reference is made to Management's Discussion and Analysis of Results of Operations in Alfa Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II.  OTHER INFORMATION


Item 4.
-------

       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

       The Annual Meeting of Stockholders was held April 27, 2000. The following individuals were elected to the Board of Directors to serve until the next annual meeting of stockholders.

                Jerry A. Newby
                Boyd E. Christenberry
                Steve Dunn
                C. Lee Ellis
                James I. Harrison, Jr.
                Hal F. Lee
                B. Phil Richardson
                John R. Thomas
                James A. Tolar, Jr.
                Russell R. Wiggins
                Dean Wysner

Item 6.
-------

       EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ALFA CORPORATION



Date      8/14/00                  By:      /S/ Jerry A. Newby
    -----------------------------      -----------------------------------------
                                       Jerry A. Newby
                                       President



Date      8/14/00                  By:     /S/ Stephen G. Rutledge
    -----------------------------      ---------------------------------------
                                       Stephen G. Rutledge
                                       Senior Vice President
                                       (Chief Financial Officer and
                                       Chief Investment Officer)



Date      8/14/00                  By:     /S/   John Holley
    -----------------------------      ----------------------------------------
                                       John Holley
                                       Vice President, Finance
                                       (Chief Accounting Officer)