Form 10-Q
period 2000-09-30
ALFA CORP
filed 2000-11-13
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended September 30, 2000  Commission File Number 0-11773


                               ALFA CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)

              Delaware                                                                063-0838024
-------------------------------------------------------------------------------------------------
(State of Other Jurisdiction of                                                     (IRS Employer
Incorporation or Organization)                                                Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:    P. O Box 11000, Montgomery, Alabama   36191-0001)
-----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                                                (334) 288-3900
                                                                                   --------------


                        None
---------------------------------------------------------

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

                                    Yes      X      No_________
                                           ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


          Class                                 Outstanding September 30, 2000
-----------------------------                   ------------------------------
Common Stock, $1.00 par value                          39,066,627 shares
                                                       ----------

                               ALFA CORPORATION

                                     INDEX

                                                                                               Page No.
                                                                                               --------
Part I.   Financial Information
          (Consolidated Unaudited)

  Item 1.      Financial Statements

          Balance Sheets - September 30, 2000 and
          December 31, 1999                                                                          3

          Statements of Income, Nine Months and Three Months
          ended September 30, 2000 and 1999                                                          4

          Statements of Comprehensive Income, Nine Months and Three Months
          ended September 30, 2000 and 1999                                                          5

          Statements of Cash Flows, Nine Months
          ended September 30, 2000 and 1999                                                          6

          Notes to Financial Statements                                                              7

          Independent Auditors' Report                                                              12

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                             13

  Item 3. Market Risk Disclosures                                                                   22

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                                          23

                               ALFA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,     December 31,
                                                                                      2000             1999
                                                                                  -----------------------------
Assets                                                                             (Unaudited)
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (fair value $833,296 in 2000 and $1,079,667 in 1999)                      $      800,019  $    1,030,931
     Fixed Maturities Available for Sale, at fair value
       (amortized cost $932,453,060 in 2000 and $847,589,381 in 1999)               910,192,669     812,871,523
     Equity Securities, at fair value (cost $54,999,487
       in 2000 and $53,053,370 in 1999)                                             123,202,340     113,175,338
     Mortgage Loans on Real Estate                                                      246,522         305,079
     Investment Real Estate (net of accumulated
       depreciation of $1,299,407 in 2000 and
       $1,198,489 in 1999)                                                            2,070,787       2,004,405
     Policy Loans                                                                    45,514,326      42,820,247
     Other Long-term Investments                                                    179,813,744     129,629,607
     Short-term Investments                                                          35,851,840      53,376,923
---------------------------------------------------------------------------------------------------------------
       Total Investments                                                          1,297,692,247   1,155,214,053
  Cash                                                                               10,555,264       6,649,914
  Accrued Investment Income                                                          15,214,922      12,828,094
  Accounts Receivable                                                                12,278,025      12,977,124
  Reinsurance Balances Receivable                                                     3,652,486       2,152,839
  Due from Affiliates                                                                 6,238,828       2,199,863
  Deferred Policy Acquisition Costs                                                 146,927,538     136,016,688
  Other Assets                                                                        6,196,224       7,308,110
---------------------------------------------------------------------------------------------------------------
        Total Assets                                                             $1,498,755,534  $1,335,346,685
===============================================================================================================

Liabilities
  Policy Liabilities and Accruals - Property and Casualty Insurance              $  148,284,850  $  143,148,690
  Policy Liabilities and Accruals - Life Insurance                                  499,360,928     458,830,168
  Unearned Premiums                                                                 127,568,689     114,802,464
  Dividends to Policyholders                                                          9,904,469       9,723,114
  Premium Deposit and Retirement Deposit Funds                                        5,583,559       5,758,230
  Deferred Income Taxes                                                              32,569,972      24,360,697
  Other Liabilities                                                                  62,248,946      52,698,161
  Due to Affiliates                                                                  14,912,382      13,921,769
  Commercial Paper                                                                  126,604,920      90,289,198
  Notes Payable                                                                         104,198         105,162
  Notes Payable to Affiliates                                                        22,283,463      13,041,571
---------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                         1,049,426,376     926,679,224
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 3)
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  2000 - 39,066,627; 1999 - 39,542,294                              41,891,512      41,891,512
  Capital in Excess of Par Value                                                     23,325,527      22,820,889
  Accumulated Other Comprehensive Income                                             33,460,206      20,407,812
  Retained Earnings                                                                 387,608,143     351,923,507
  Treasury Stock: at cost (2000-2,824,885 shares; 1999-2,349,218 shares)            (36,956,230)    (28,376,259)
---------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                  449,329,158     408,667,461
---------------------------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity                                                     $1,498,755,534  $1,335,346,685
===============================================================================================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Nine Months Ended            Three Months Ended
                                                            September 30,                  September 30,
                                                    -----------------------------    --------------------------
                                                           2000          1999            2000          1999
                                                    -----------------------------    --------------------------
Revenues
  Premiums - Property and Casualty Insurance           $281,039,270  $266,350,571    $ 95,644,024  $ 89,832,368
  Premiums and Policy Charges - Life Insurance           39,843,490    37,169,157      13,026,952    12,315,731
  Net Investment Income                                  54,203,573    49,787,449      19,513,026    17,122,676
  Realized Investment Gains (Losses)                      5,023,687     4,157,984        (595,068)   (1,337,457)
  Other Income                                            2,049,296     3,394,802         499,850     2,130,558
---------------------------------------------------------------------------------    --------------------------

    Total Revenues                                      382,159,316   360,859,963     128,088,784   120,063,876
---------------------------------------------------------------------------------    --------------------------

Benefits and Expenses

  Benefits & Settlement Expenses                        224,247,509   212,215,059      78,293,317    72,080,887
  Dividends to Policyholders                              2,696,686     2,532,581         847,565       774,168
  Amortization of Deferred Policy
    Acquisition Costs                                    49,054,008    44,999,558      17,051,736    15,158,922
  Other Operating Expenses                               33,935,534    32,557,038      12,241,040     8,525,432
---------------------------------------------------------------------------------    --------------------------

    Total Expenses                                      309,933,737   292,304,236     108,433,658    96,539,409
---------------------------------------------------------------------------------    --------------------------

Income Before Provision for Income Taxes                 72,225,579    68,555,727      19,655,126    23,524,467

Provision for Income Taxes                               21,227,398    20,107,515       5,842,374     7,273,999
---------------------------------------------------------------------------------    --------------------------

    Net Income                                         $ 50,998,181  $ 48,448,212    $ 13,812,752  $ 16,250,468
=================================================================================    ==========================

Net Income Per Share - Basic                           $       1.30  $       1.21    $       0.35  $       0.41

Net Income Per Share - Diluted                         $       1.29  $       1.20    $       0.35  $       0.41

=================================================================================    ==========================

Operating Income                                       $ 47,732,784  $ 45,745,522    $ 14,199,546  $ 17,119,815


Operating Income Per Share - Basic                     $       1.22  $       1.14    $       0.36  $       0.43

Operating Income Per Share - Diluted                   $       1.21  $       1.13    $       0.36  $       0.43

=================================================================================    ==========================
Average Shares Outstanding - Basic                       39,194,840    40,108,224      39,050,892    39,673,839

Average Shares Outstanding - Diluted                     39,425,588    40,374,230      39,311,077    39,927,066
=================================================================================    ==========================


 The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                               Nine Months Ended             Three Months Ended
                                                                                  September 30,                 September 30,
                                                                            -------------------------------------------------------
                                                                               2000          1999            2000          1999
                                                                            -------------------------------------------------------
 Net Income                                                                 $50,998,181   $48,448,212     $13,812,752   $16,250,468
 Other Comprehensive Income (Loss), net of tax:
   Unrealized Investment Gains (Losses) on Securities Available for Sale     16,317,791   (28,229,051)     12,136,037   (13,850,598)
   Less:  Reclassification Adjustments for Gains (Losses)
          Realized in Net Income                                              3,265,397     2,702,690        (386,794)     (869,347)
                                                                            -------------------------------------------------------
     Total Other Comprehensive Income (Loss)                                 13,052,394   (30,931,741)     12,522,831   (12,981,251)
                                                                            -------------------------------------------------------
       Total Comprehensive Income                                           $64,050,575   $17,516,471     $26,335,583    $3,269,217
                                                                            =======================================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                        2000           1999
                                                                                  -------------------------------

Cash Flows From Operating Activities:
  Net Income                                                                      $   50,998,181  $  48,448,212

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                                (59,946,765)   (54,212,398)
    Amortization of Deferred Policy Acquisition Costs                                 49,054,008     44,999,558
    Depreciation and Amortization                                                        401,296        260,181
    Provision for Deferred Taxes                                                         944,338      2,904,242
    Interest on Policyholders' Funds                                                  15,181,912     14,263,163
    Net Realized Investment Gains                                                     (5,023,687)    (4,157,985)
    Other                                                                               (505,434)     1,920,847
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                                         (2,386,828)    (1,908,860)
      Decrease in Accounts Receivable                                                  2,421,978      1,179,905
      (Increase) in Reinsurance Balances Receivable                                   (1,499,647)      (985,789)
      (Increase) in Amounts Due From Affiliates                                       (4,038,965)    (4,574,557)
      Increase in Amounts Due to Affiliates                                              990,613     13,343,430
      Decrease (Increase) in Other Assets                                              1,111,886     (1,207,641)
      Increase in Liability for Policy Liabilities and Accruals                       11,276,738     15,713,116
      Increase in Liability for Unearned Premiums                                     12,766,225     12,204,509
      Increase in Amounts Held for Others                                                  6,684        119,036
      Increase in Other Liabilities                                                   15,262,065      3,673,771
                                                                                  --------------  -------------
       Net Cash Provided by Operating Activities                                      87,014,598     91,982,740
                                                                                  --------------  -------------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment                   230,638        399,130
    Maturities and Redemptions of Fixed Maturities Available for Sale                 40,457,755     84,962,146
    Maturities and Redemptions of Other Investments                                  173,611,709    106,448,544
    Sales of Fixed Maturities Available for Sale                                      36,145,159      9,392,842
    Sales of Other Investments                                                        37,515,121     41,841,425
    Purchase of Fixed Maturities Available for Sale                                 (161,599,841)  (173,700,228)
    Purchase of Other Investments                                                   (266,185,049)  (195,464,155)
    Net Decrease (Increase) in Short-term Investments                                 17,853,217    (13,749,114)
    Net (Increase) Decrease in Receivable/Payable on Securities                       (2,636,111)    24,452,026
                                                                                  --------------  -------------
       Net Cash (Used in) Investing Activities                                      (124,607,402)  (115,417,384)
                                                                                  --------------  -------------
Cash Flows From Financing Activities:
    Increase in Commercial Paper                                                      36,315,722     39,425,702
    (Decrease) in Notes Payable                                                             (964)        (1,235)
    Increase in Notes Payable to Affiliates                                            9,241,892      1,690,283
    Stockholder Dividends Paid                                                       (14,955,395)   (14,134,182)
    Purchase of Treasury Stock                                                        (8,870,081)   (22,496,549)
    Proceeds from Exercise of Stock Options                                              703,117        607,867
    Deposits of Policyholders' Funds                                                  52,843,059     48,719,015
    Withdrawal of Policyholders' Funds                                               (33,779,196)   (30,411,849)
                                                                                  --------------  -------------
       Net Cash Provided by Financing Activities                                      41,498,154     23,399,052
                                                                                  --------------  -------------
Net Increase (Decrease) in Cash                                                        3,905,350        (35,592)
Cash - Beginning of Period                                                             6,649,914      5,948,409
                                                                                  --------------  -------------
Cash - End of Period                                                              $   10,555,264  $   5,912,817
                                                                                  ==============  =============
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year  for:
    Interest                                                                      $    6,582,769  $   3,043,582
    Income Taxes                                                                  $   17,225,000  $  16,970,500

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2000

1.   Significant Accounting Policies
     -------------------------------

     In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 1999. The results of operations for the nine month and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding realized investment gains (losses), net of related tax effects. Certain reclassifications have been made to conform previous classifications to September 30, 2000 classifications and descriptions.

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

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine and three month periods ended September 30, 2000 and 1999:

                              Nine  Months Ended September 30,  Three Months Ended September 30,
                              --------------------------------  --------------------------------
                                2000                    1999              2000             1999
                              --------------------------------  --------------------------------
                                                         (in thousands)
Premiums ceded to pool               $ 47,786         $ 44,291          $16,252          $15,086
Premiums assumed from pool           $282,079         $267,301          $96,016          $90,183
Losses ceded to pool                 $ 31,528         $ 31,372          $10,794          $11,633
Losses assumed from pool             $175,282         $162,919          $62,168          $55,172

     The Company has incurred approximately $6.7 million in storm losses in the first nine months of 2000, including $4.2 million in the third quarter. No storm losses were incurred during the first three quarters of 1999.

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

     Certain legal proceedings are in process at September 30, 2000. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $527,000 in the first nine months of 2000, $6.5 million in 1999, $5.2 million in 1998 and $3.6 million in 1997. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation are in process at September 30, 2000. Of the 17 proceedings, 3 were filed in 2000, 10 were filed in 1999, 1 was filed in 1998, 2 were filed in 1997 and 1 was filed in 1996. Three of the legal proceedings were filed as purported class action lawsuits, but at present, only one class action has been certified. The trial court order certifying that class action is subject to appeal to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against Alfa Builders Inc. and Alfa Mutual Fire Insurance Company. Additionally, six purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations, which could affect Alfa Corporation because of a pooling agreement between the companies. No class has been certified in any of these seven purported class action cases. It should be noted that

(Note 3. Continued)

in Alabama, where the company has substantial business, the likelihood of a judgement in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.


4.   Segment Information
     --------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine and three month periods ended September 30, 2000 and 1999:

                                     Nine Months Ended September 30,      Three Months Ended September 30,
                                  -----------------------------------  ------------------------------------
                                    2000        1999    % Change         2000        1999          % Change
                                  -----------------------------------  ------------------------------------
                                                               (in thousands)
Earned premiums
  Personal lines                  $268,942    $254,646      6%         $91,604       $85,913          7%
  Commercial lines                  10,125       9,720      4%           3,416         3,299          4%
  Pools, associations and fees       3,012       2,935      3%             996           971          3%
  Reinsurance ceded                 (1,040)       (950)     9%            (372)         (351)         6%
                                  -----------------------------        -----------------------------------

     Total                        $281,039    $266,351      6%         $95,644       $89,832          6%
                                  =============================         ==================================

Net underwriting income           $ 27,330    $ 30,247    (10%)        $ 6,251       $11,545        (46%)
                                  =============================        ===================================

Loss ratio                            61.9%       60.8%                   64.8%         61.4%
LAE ratio                              5.3%        4.7%                    4.7%          3.9%
Expense ratio                         23.1%       23.1%                   24.0%         21.8%
                                  --------------------                 ----------------------

GAAP basis combined ratio             90.3%       88.6%                   93.5%         87.1%
                                  ====================                 ======================
Underwriting margin                    9.7%       11.4%                    6.5%         12.9%
                                  ====================                 ======================

Net investment income             $ 22,187    $ 20,107     10%         $ 8,187       $ 6,877         19%
                                  =============================        ===================================

Pre-tax operating income          $ 49,683    $ 52,800     (6%)        $14,433       $20,973        (31%)
                                  =============================        ===================================

Operating income, net of tax      $ 36,482    $ 37,336     (2%)        $10,103       $14,546        (31%)
                                  =============================        ===================================

(Note 4. Continued)

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine and three month periods ended September 30, 2000 and 1999:


                                    Nine Months Ended September 30,   Three Months Ended September 30,
                                    --------------------------------  ---------------------------------
                                        2000       1999    % Change        2000       1999    % Change
                                    --------------------------------  ----------------------------------
                                                                 (in thousands)
Premiums and policy charges
   Universal life policy charges      $10,962    $10,050          9%    $ 3,657    $ 3,392           8%
   Universal life policy
      charges - COLI                    2,055      1,894          9%        445        383          16%
   Interest sensitive life
      policy charges                    7,625      7,457          2%      2,607      2,506           4%
   Traditional life insurance
      premiums                         18,878     17,445          8%      6,196      5,922           5%
   Group life insurance premiums          323        323          0%        121        113           7%
                                      ------------------------------ ----------------------------------
     Total                            $39,843    $37,169          7%    $13,026    $12,316           6%
                                      ============================== ==================================

Net investment income                 $30,872    $27,678         12%    $10,647    $ 9,528          12%
                                      ============================== ==================================

Benefits and expenses                 $45,558    $45,276          1%    $15,261    $14,535           5%
                                      ============================== ==================================

Pre-tax operating income              $19,712    $14,503         36%    $ 6,600    $ 5,624          17%
                                      ============================== ==================================

Operating income, net of tax          $14,215    $10,500         35%    $ 4,664    $ 3,780          23%
                                      ============================== ==================================

5. Acquisition of Commercial Lease Portfolio
   -----------------------------------------

     During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. Since the March 31, 2000 purchase of the commercial lease portfolio, OFC's operating results for the six-month and three-month periods ended September 30, 2000 were losses of approximately $235,000 and $34,000.

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

(Note 6. Continued)

     The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)" in September 2000. The Company is currently evaluating this standard, which is effective April 1, 2001. At this time, the Company does not anticipate this standard having a significant impact.

                         INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
November 9, 2000
Birmingham, Alabama

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the nine and three month periods ended September 30, 2000 and 1999:


                                                     Nine Months Ended September 30,        Three Months Ended September 30,
                                                   -----------------------------------    ------------------------------------
                                                       2000         1999     % Change         2000         1999      % Change
                                                   -----------------------------------    ------------------------------------
                                                                      (in thousands, except share and per share data)
Revenues
Property and casualty
  insurance premiums                               $   281,039   $   266,351       6%     $   95,644   $   89,832         6%
Life insurance premiums
  and policy charges                                    39,843        37,169       7%         13,026       12,316         6%
                                                   -----------------------------------    -----------------------------------
    Total premiums and
      policy charges                               $   320,882   $   303,520       6%     $  108,670   $  102,148         6%
                                                   ===================================    ===================================

Net investment income                              $    54,204   $    49,787       9%     $   19,513   $   17,123        14%
                                                   ===================================    ===================================

Total revenues                                     $   382,159   $   360,860       6%     $  128,089   $  120,064         7%
                                                   ===================================    ===================================

Net income
   Property and casualty
     insurance                                     $    36,511   $    37,336      (2%)    $   10,132   $   14,546       (30%)
   Life insurance                                       14,215        10,500      35%          4,664        3,780        23%
                                                   -----------------------------------    -----------------------------------
     Total insurance
       operations                                       50,726        47,836       6%         14,796       18,326       (19%)
   Noninsurance operations                               1,302         2,637     (51%)           257        1,125       (77%)
   Net realized inv gains (losses)                       3,265         2,703      21%           (387)        (869)       55%
   Corporate expenses                                   (4,295)       (4,728)      9%           (853)      (2,332)       63%
                                                   -----------------------------------    -----------------------------------
        Net income                                 $    50,998   $    48,448       5%     $   13,813   $   16,250       (15%)
                                                   ===================================    ===================================
         Net income per share-
          Basic                                    $      1.30   $      1.21       8%     $     0.35   $     0.41       (14%)
                                                   ===================================    ===================================
          Diluted                                  $      1.29   $      1.20       8%     $     0.35   $     0.41       (14%)
                                                   ===================================    ===================================

Weighted average
  shares outstanding - Basic                        39,194,840    40,108,224              39,050,892   36,673,839
                                                   =========================              =======================
                       Diluted                      39,425,588    40,374,230              39,311,077   39,927,066
                                                   =========================              =======================

     Total premiums and policy charges increased 6% in the first nine months of 2000 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 9% in the first nine months of 2000 while invested assets have grown 12% in the nine months since December 31, 1999 resulting from positive cash flows.

     Operating income, net of tax, decreased by 2% and 30% for the nine months and three months ended September 30, 2000 in the property casualty subsidiaries due primarily to storm losses incurred in July of approximately $4.2 million. The 35% increase in operating income, net of tax, in the life subsidiary is due to both improved operating results for the first three quarters and to a reduction in expenses incurred related to a significant level of legal, technology and administrative costs incurred in the first quarter of 1999. Noninsurance operations were down 51% due primarily to a reduction in fees related to premium financing. Such fees have been reduced and the premium financing activities are now provided by the property casualty subsidiaries. The overall impact of this change is insignificant to the Company's earnings. In addition, noninsurance operations were negatively impacted by the timing of fluctuations in the market value of assets held by the Company's subsidiary covering certain employee benefits.

     The Company's net income was positively impacted by a significant increase in realized investment gains in the first nine months of 2000. Corporate expenses decreased in the first nine months of 2000 due to a reduction in legal expenses of approximately $3.1 million. This reduction was partially offset by increased interest expense on corporate-related debt used to fund the Company's stock repurchase program.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine month and three month periods ended September 30, 2000 and 1999:

                                    Nine Months Ended September 30,      Three Months Ended September 30,
                                   ---------------------------------   ------------------------------------
                                     2000        1999      % Change       2000        1999       % Change
                                   ---------------------------------   ------------------------------------
                                                              (in thousands)
Earned premiums
  Personal lines                   $268,942    $254,646          6%      $91,604     $85,913            7%
  Commercial lines                   10,125       9,720          4%        3,416       3,299            4%
  Pools, associations and fees        3,012       2,935          3%          996         971            3%
  Reinsurance ceded                  (1,040)       (950)         9%         (372)       (351)           6%
                                   ---------------------------------   ------------------------------------

     Total                         $281,039    $266,351          6%      $95,644     $89,832            6%
                                   =================================   ====================================

Net underwriting income            $ 27,330    $ 30,247        (10%)     $ 6,251     $11,545          (46%)
                                   =================================   ====================================

Loss ratio                             61.9%       60.8%                    64.8%       61.4%
LAE ratio                               5.3%        4.7%                     4.7%        3.9%
Expense ratio                          23.1%       23.1%                    24.0%       21.8%
                                   ---------------------               ----------------------

GAAP basis combined ratio              90.3%       88.6%                    93.5%       87.1%
                                   =====================               ======================
Underwriting margin                     9.7%       11.4%                     6.5%       12.9%
                                   =====================               ======================

Net investment income              $ 22,187    $ 20,107         10%      $ 8,187     $ 6,877           19%
                                   =================================   ====================================

Pre-tax operating income           $ 49,683    $ 52,800         (6%)     $14,433     $20,973          (31%)
                                   =================================   ====================================

Operating income, net of tax       $ 36,482    $ 37,336         (2%)     $10,103     $14,546          (31%)
                                   =================================   ====================================

     Earned premiums increased 6% in the third quarter of 2000 and for the first nine months of 2000 due to increased production in the automobile line and improved homeowner premiums from continued production and good persistency.

     The Company's underwriting results were negatively impacted by $4.2 million of storms in the third quarter which pushed the loss ratio to 64.8% and 61.9% for the third quarter and first nine months, respectively. Storm losses through the third quarter of 2000 were $6.7 million. No storm losses were incurred during the first nine months of 1999. The other factor in the reduced underwriting results was an increase in reserves from 1999 levels for loss adjustment expenses related to compulsory insurance in Alabama.

     During the third quarter of 2000, amortization of deferred acquisition costs exceeded the amount deferred by approximately $2 million. This resulted from increased written premiums in the second quarter of 2000 created primarily by compulsory insurance in Alabama and lower written premiums in the third quarter of 2000 following a rate decrease in automobile insurance, the Company's largest line of business.

     Net investment income increased 10% in the first nine months of 2000 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 9.0% since September 30, 1999.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine month and three month periods ended September 30, 2000 and 1999:

                                                  Nine Months Ended            Three Months Ended
                                                    September 30                  September 30
                                              -------------------------    --------------------------
                                                2000     1999  % Change      2000     1999  % Change
                                              -------------------------    --------------------------
                                                                   (in thousands)
Premiums and policy charges
   Universal life policy charges              $10,962  $10,050      9%     $ 3,657  $ 3,392       8%
   Universal life policy charges - COLI         2,055    1,894      9%         445      383      16%
   Interest sensitive life policy charges       7,625    7,457      2%       2,607    2,506       4%
   Traditional life insurance premiums         18,878   17,445      8%       6,196    5,922       5%
   Group life insurance premiums                  323      323      0%         121      113       7%
                                              -------------------------    --------------------------
     Total                                    $39,843  $37,169      7%     $13,026  $12,316       6%
                                              =========================    ==========================

Net investment income                         $30,872  $27,678     12%     $10,647  $ 9,528      12%
                                              =========================    ==========================

Benefits and expenses                         $45,558  $45,276      1%     $15,261  $14,535       5%
                                              =========================    ==========================

Pre-tax operating income                      $19,712  $14,503     36%     $ 6,600  $ 5,624      17%
                                              =========================    ==========================

Operating income, net of tax                  $14,215  $10,500     35%     $ 4,664  $ 3,780      23%
                                              =========================    ==========================

     The Company's life insurance premiums and policy charges increased 7% in the first nine months of 2000 due to new business and good persistency. First year collected premiums have increased over 16% in the first nine months of 2000 due to a continuation of increases in sales of term products and from increased sales of universal life policies following the introduction of a new universal life product in January 2000. Total new annualized premium increased 13% in the first nine months of 2000 and 6% in all of 1999.

     Life insurance operating income, net of tax, increased approximately 35% in the first nine months of 2000. This increase was the result of continuing increases in production, good persistency and a reduction in legal expenses and policy reserves related to the Company's decision in the first quarter of 1999 to adjust the values and related reserves of certain whole life policies sold more than 10 years ago. Partially offsetting these expense reductions was an increase in death claims of approximately $1.6 million. The mortality ratio of actual to expected death claims increased to 102% in the first nine months of 2000 from 92% in the first nine months of 1999. As a result of the increase in earnings, positive cash flows resulted in a 10.5% increase in invested assets which increased investment income approximately 12%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance operations were down 51% for the first nine months of 2000 and 77% in the third quarter of 2000 due primarily to a reduction in fees associated with premium financing. These fees have been reduced and the premium financing activities are now provided by the property casualty subsidiaries. The overall impact of this change is insignificant to the Company's earnings. In addition, noninsurance operations were negatively impacted by the timing of fluctuations in the market value of assets held by the Company's subsidiary covering certain employee benefits.

CORPORATE
---------

     Interest expense on corporate debt is the primary corporate expense incurred. Interest expense in the first nine months of 2000 was approximately $3,241,000 compared to approximately $1,848,000 for the similar period in 1999. The increase in interest expense is due to the increase in the average balance outstanding and the increase in interest rates. Increased corporate borrowings have been used to repurchase shares of the Company's stock and to cover general operating expenses which may fluctuate from time to time. The decrease in other corporate expenses in the first nine months is due to a decline of $3,150,000 in legal expenses from 1999 levels.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 2000 and 1999:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       -------------------
                                                                          2000      1999
                                                                       -------------------
Increase in invested assets since January 1, 2000 and 1999                12.3%      6.9%
Investment yield rate (annualized)                                         6.8%      6.6%
Increase in net investment income since September 30, 1999 and 1998       11.5%      5.8%

     The marginal increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $27.3 million in underwriting income in the first nine months of 2000. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both years. Increases in cash resulting from increased commercial paper borrowings were primarily used in March 2000 to purchase the lease portfolio of OFC Capital, a division of the finance subsidiary, and to fund the Company's stock repurchase program throughout the first nine months of 2000. As a result of the overall positive cash flows from operations, invested assets grew 11% since January 1, 2000 and 12% since September 30, 1999 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 9%. The overall yield rate, calculated using amortized cost, has increased slightly to 6.8%. The Company had net realized investment gains of approximately $5.0 million in the first nine months of 2000 and $4.2 million in the similar period in 1999. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at September 30, 2000 and December 31, 1999:

                                               September 30,   December 31,
                                                   2000           1999
                                               ----------------------------
           Fixed maturities
             Taxable
               Mortgage backed (CMO's)             25.4%          26.6%
               Corporate bonds                     30.6           28.2
                                                  --------------------
                 Total taxable                     56.0           54.8
             Tax exempts                           14.2           15.7
                                                  --------------------
               Total fixed maturities              70.2           70.5
                                                  --------------------
           Equity securities                        9.5            9.8
           Mortgage loans                             -              -
           Real estate                              0.2            0.2
           Policy loans                             3.5            3.7
           Other long term investments             13.8           11.2
           Short term investments                   2.8            4.6
                                                  --------------------
                                                  100.0%         100.0%
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

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 2000 and December 31, 1999:

                                                  September 30,   December 31,
                                                      2000            1999
                                                  ----------------------------
           RATING
           ------
           AAA to A-                                    91.0%         89.8%
           BBB+ to BBB-                                  8.4           9.2
           BB+ and Below (Below investment grade)        0.6           1.0
                                                       -------------------
                                                       100.0%        100.0%
                                                       ===================

     One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At September 30, 2000, approximately 36% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At September 30, 2000 the Company's total portfolio of fixed maturities had gross unrealized gains of $13,694,445 and gross unrealized losses of $35,911,559. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first nine months of 2000, the Company sold approximately $36.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $120,725 and gross realized losses of $1,029,950. During the first nine months of 1999 the Company sold approximately $9.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $12,779 and gross realized losses of $812,408.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At September 30, 2000, the Company had unrealized gains of approximately $2,645,000 in such investments.

     In the first nine months of 2000, the Company wrote down five equity securities totaling $1,488,219, whose declines in value were deemed to be other than temporary. In addition, the Company wrote down seven bonds during the same period totaling $2,824,685, whose declines in value were also deemed to be other than temporary.

     The Company's investment in other long term investments consists primarily of loans originated by the consumer finance subsidiary and the commercial lease
portfolio purchased during the first quarter of 2000.   These loans and leases
are collateralized by automobiles, equipment and other property. At September 30, 2000 the delinquency ratio on the loan portfolio was 1.72%, down from 1.79% at December 31, 1999. The delinquency ratio on the commercial lease portfolio at September 30, 2000 was 3.23%. Credit losses of $644,016 were incurred in the first nine months of 2000 including an increase of approximately $213,658 in general reserves attributable to growth of the consumer loan and commercial lease portfolios. At September 30, 2000, the Company maintained an allowance for consumer loan losses of $701,815 or approximately 1.1% of the outstanding loan balance. In addition, the Company maintained an allowance for commercial lease losses of $461,345 or approximately 1.5% of the outstanding commercial lease balance. Long term investments also include assets leased under capital and operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The effective tax rate in the first nine months of 2000 was 29.4% compared to 29.9% for the full year 1999 and 29.3% for the first nine months of 1999. The change in the effective tax rate in the first nine months of 2000 is due primarily to increased tax preference credits on certain investments.

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

                                                        Cumulative through September 30, 2000
                                                        --------------------------------------
                                                        Options       Options          Options
                                                        Canceled     Exercised     Exercisable
                                                        --------------------------------------
Options Authorized                      2,000,000
                                        ---------
Options Granted During
                October 1993              783,400         64,200      180,450        538,750
                March 1994                 80,000                      12,000         68,000
                March 1995                 80,000                      12,000         68,000
                April 1996                 80,000          1,667        9,499         68,834
                February 1997              75,000          4,000       11,333         59,667
                March 1998                452,500         22,232        2,100        286,621
                April 1999                167,500         11,667          833         51,671
                October 1999                8,000
                April 2000                193,000         10,000
                August 2000                 8,500
                                        ---------      ----------    ---------    ----------
Less: Total Options Granted             1,927,900        113,766      228,215      1,141,543
                                                       ==========    =========    ==========
Add: Options Canceled                     113,766
                                        ---------

Available for Grant under
 Plan at September 30, 2000               185,866
                                        =========

     In October 1989, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999, the Board increased the number of shares authorized for repurchase by 2,000,000. During the first nine months of 2000 the Company repurchased 536,100 shares at a cost of $8,870,081. At September 30, 2000 the total repurchased was 3,045,100 shares at a cost of $38,077,528. The Company has reissued 228,215 treasury shares as a result of option exercises.

     Total borrowings increased $45.6 million in the first nine months of 2000 to $149.0 million. At September 30, 2000 the Company had approximately $126.6 million in commercial paper at rates ranging from 6.55% to 6.62% with maturities ranging from October 2, 2000 to November 8, 2000. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio, commercial lease portfolio and other corporate short term needs. Backup lines of credit are in place up to $135 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $22.3 million in short-term debt outstanding to affiliates at September 30, 2000 with interest equal to commercial paper rates payable monthly and $104,198 outstanding in other short-term debt at a rate of 7.0%.

     Cash surrenders paid to policyholders on a statutory basis totaled $12.4 million in the first nine months of 2000 and $10.4 million for the first nine months of 1999. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 2000 the total amount of cash that would be required to fund all amounts subject to surrender was approximately $392.1 million.

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

     The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)" in September 2000. The Company is currently evaluating this standard which is effective April 1, 2001. At this time, the Company does not anticipate this standard having a significant impact.

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

Item 3.
-------

       MARKET RISK DISCLOSURES
       -----------------------

    The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the nine months ended September 30, 2000. For further information, reference is made to Management's Discussion and Analysis of Results of Operations in Alfa Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                            ALFA CORPORATION



Date   11/13/00             By: /s/ Jerry A. Newby
    -------------------        ------------------------------------------
                                      Jerry A. Newby
                                      President



Date   11/13/00             By: /s/ Stephen G. Rutledge
    --------------------       ------------------------------------------
                                      Stephen G. Rutledge
                                      Senior Vice President
                                      (Chief Financial Officer and Chief
                                      Investment Officer)



Date   11/13/00             By: /s/ John Holley
    --------------------       ------------------------------------------
                                      John Holley
                                      Vice President, Assistant Chief Financial
                                      Officer
                                      (Chief Accounting Officer)