Form 10-K
period 2000-12-31
ALFA CORP
filed 2001-03-23
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2000                   Commission File Number 0-11773
---------------------------------------                                          -------
                                      ALFA CORPORATION
                                      ----------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                               63-0838024
----------------------------------------------------------------------------------------
(State or Other Jurisdiction of                                            (IRS Employer
Incorporation or Organization)                                       Identification No.)

2108 East South Boulevard
P. O Box 11000, Montgomery, Alabama                                           36191-0001
----------------------------------------------------------------------------------------
(Address of principal executive offices)                                      (Zip-Code)

Registrant's Telephone Number including Area Code                         (334) 288-3900
                                                    ------------------------------------

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

                        Yes   X                No_________
                           --------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2001, was $367,299,710.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

    Class                                       Outstanding December 31, 2000
----------------                                -----------------------------
Common Stock, $1.00 par value                          39,148,527 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 2000, and proxy statement for the annual meeting of stockholders to be held April 26, 2001, are incorporated by reference into Part II and Part III.

Part I
------

Item 1.  Business.

     Alfa Corporation is a financial services holding company which operates predominantly in the insurance industry through its wholly-owned subsidiaries Alfa Life Insurance Corporation (Life), Alfa Insurance Corporation (AIC), Alfa General Insurance Corporation (AGIC), Alfa Agency Mississippi, Inc. and Alfa Agency Georgia, Inc. Other wholly-owned noninsurance subsidiaries include Alfa Financial Corporation (Financial), Alfa Investment Corporation, Alfa Builders, Inc. (Builders), Alfa Realty, Inc. (Realty) and Alfa Benefits Corporation (ABC), which are engaged in consumer financing, commercial leasing, real estate investments, residential and commercial construction, real estate sales and benefit services for the Alfa Group.

     Alfa Corporation is affiliated with the Alfa Mutual Insurance Companies (the Mutual Group), which collectively own 51.8% of Alfa Corporation's common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). The Company's common stock is traded on the NASDAQ Stock Market's National Market under the symbol ALFA.

     Alfa Corporation's insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 82.8% of the Company's property and casualty premium income and 72.6% of its total premium income for 2000 was derived from the Company's participation with the Mutual Group in a Pooling Agreement. Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, will also become a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty's property and casualty business will likewise be included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of $10 million unless the loss exceeded $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Due to increases in insured property risks, an amendment was made increasing Alfa Corporation's participation limits from its pool share of $10 million level to $11 million beginning July 1,1999. This limit has been amended effective January 1, 2001 to $11.4 million. During 2000, the Company's share of losses exceeding $249 million would have been 13%. These parameters have been amended to $284 million and 14% as of January 1, 2001.

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

     The Company reports operating segments based on the Company's legal entities, which are organized by line of business, with property and casualty insurance as one segment, life insurance as one segment, non-insurance business composed of consumer financing, commercial leasing, residential and commercial construction and real estate sales as one segment, and corporate operations as one segment. All investing activities are allocated to the segments based on the actual assets, investments and cash flows of each segment.

     Segment profit or loss for the property and casualty operating segment is measured by underwriting profits and losses as well as by total net profit. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by total net profit. Segment expenses are borne by the segment which directly incurred such expense or are allocated based on the Management and Operating Agreement discussed in Note 3 of the Company's annual report to security holders for the year ended December 31, 2000 as included in Exhibit 13. Presented below is summarized financial information for the Company's four business segments as of and for the years ended December 31, 2000, 1999 and 1998:

                                                Years Ended December 31,
                                   --------------------------------------------------
                                              2000           1999            1998
                                   --------------------------------------------------
                                    (in thousands, except share and per share data)
Premiums and Other
 Revenues
Property and Casualty
 insurance                                   $406,628       $388,495       $374,416
Life Insurance                                 99,128         88,883         82,859
Non-insurance Operations                        9,163          7,917          6,012
Corporate                                      (4,266)        (2,752)        (1,804)
                                   --------------------------------------------------
Premiums and Revenues
 before Eliminations                         $510,653       $482,543       $461,483
Eliminations                                     (340)          (282)          (497)
                                   --------------------------------------------------
Total Premiums and
 other Revenues                              $510,313       $482,261       $460,986
                                   ==================================================

Net Income
Insurance Operations
Property and Casualty
 insurance                                   $ 49,551       $ 49,492       $ 41,581
Life Insurance                                 17,977         11,597         15,645
                                   --------------------------------------------------
Total Insurance Operations                   $ 67,528       $ 61,089       $ 57,226
Non-insurance Operations                        1,550          3,092          2,192
Net Realized Investment Gains                   3,424          3,289          2,858
Corporate Expenses                             (5,681)        (2,913)        (5,560)
                                   --------------------------------------------------
Net Income                                   $ 66,821       $ 64,557       $ 56,716
                                   ==================================================
  Net Income Per Share
         Basic                                  $1.71          $1.61          $1.39
                                   ==================================================
         Diluted                                $1.70          $1.60          $1.38
                                   ==================================================
Weighted Average
Shares Outstanding
         Basic                             39,168,102     39,980,880     40,834,232
                                   ==================================================
         Diluted                           39,407,152     40,235,690     41,148,258
                                   ==================================================

Property and Casualty Business:
------------------------------

  The Alfa Insurance Group's primary business is personal lines property and casualty insurance, which accounts for over 75% of total premiums and over 70% of total revenues. Automobile and homeowners insurance account for approximately 85% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys a 20% share of the personal automobile and homeowners markets, second only to State Farm. The Company is a direct writer and distributes its products utilizing the employee/agent sales force of Mutual. The following table shows the Company's premium distribution by product in property and casualty insurance for 2000:

                   Automobile                         64.8%
                   Homeowner                          19.9%
                   Farmowner                           5.4%
                   Commercial                          4.7%
                   Manufactured Home                   3.2%
                   Other                               2.0%
                                                   --------
                                                     100.0%
                                                   ========

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income (loss), GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 2000, 1999 and 1998:

                                                     Years ended December 31,
                                         --------------------------------------------
                                               2000          1999         1998
                                         --------------------------------------------
                                                        (in thousands)
Earned premiums
       Personal lines                       $ 359,862      $341,248      $330,511
       Commercial lines                        13,589        13,044        12,354
       Pools, associations
         and fees                               4,012         3,908         4,036
       Reinsurance ceded                       (1,344)       (1,230)       (1,161)
                                         --------------------------------------------
            Total                            $376,119      $356,970      $345,740
                                         ============================================
Net underwriting income                      $ 38,046      $ 41,040      $ 33,183
                                         ============================================
Loss ratio                                       61.2%         60.2%         62.8%
LAE ratio                                         4.7%          4.8%          5.0%
Expense ratio                                    24.0%         23.5%         22.6%
                                         --------------------------------------------
GAAP basis combined ratio                        89.9%         88.5%         90.4%
                                         ============================================
Underwriting margin                              10.1%         11.5%          9.6%
                                        =============================================
Net investment income                        $ 29,645      $ 27,601      $ 25,992
                                         ============================================
Operating income before tax                  $ 68,050      $ 70,064      $ 59,156
                                         ============================================
Operating income, net of tax                 $ 49,551      $ 49,492      $ 41,581
                                         ============================================

     The Company's strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby attracting and underwriting to achieve a preferred, profitable book of business. The Company's objective is to operate with an underwriting profit. Historically, this objective has been met except for five years, which were primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation's share of the Alfa Group's storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. Alfa Group pooled catastrophe losses for 2000 and 1998 totaled approximately $26 million and $45 million, respectively. The Company's share of such losses totaled $7.2 million and $6.5 million in 2000 and 1998, respectively. No catastrophe losses were incurred in 1999.

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

     Life offers several different types of whole life and term insurance products. As of December 31, 2000, Life had in excess of $13.6 billion of life insurance in force. As of December 31, for each year indicated the Company had insurance in force as follows:

                                       2000           1999              1998
                                ------------------------------------------------
                                                 (in thousands)

         Ordinary Life            $ 13,557,381    $ 11,970,328     $ 10,955,347
         Credit Life              $      8,217    $      6,853     $      6,990
         Group Life               $     38,835    $     38,354     $     37,712

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 2000, 1999, and 1998:

                                                              Years Ended December 31,
                                                     -------------------------------------
                                                      2000            1999           1998
                                                     -------------------------------------
                                                                 (in thousands)
Premiums and Policy Charges
    Universal life policy charges                    $15,014        $13,607        $12,381
    Universal life policy charges- COLI                2,488          2,234          2,133
    Interest sensitive life policy charges            10,509          9,518          9,727
    Traditional life insurance premiums               24,743         22,678         21,494
    Group life insurance premium                         324            323            364
                                                     -------------------------------------
             Total                                   $53,078        $48,360        $46,099
                                                     =====================================
Net investment income                                $41,958        $37,873        $34,890
                                                     =====================================
Benefits and expenses                                $62,966        $64,286        $52,980
                                                     =====================================
Operating income before tax                          $24,841        $15,200        $21,988
                                                     =====================================
Operating income, net of tax                         $17,977        $11,597        $15,645
                                                     =====================================

     A discussion of the Company's operating results shown above is included on page 5 of Exhibit 13 representing page 14 of the Company's annual report to security holders for the year ended December 31, 2000.

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

Investments:
-----------

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

     The Company's investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $437.7 million to over $1.3 billion at the end of 2000, a compound annual growth rate of 12.7%. During that same period investment income has more than doubled, growing from $32.2 million to over $72.8 million. At year-end, the value of unrealized gains in Alfa's portfolio was $45.4 million, net of tax. The portfolio was invested 69.9% in fixed income securities, 8.5% in equities, 4.1% in short-term marketable securities and 17.5% in other investments, which include consumer loans, commercial leases, partnerships and less than 0.1% in real estate and mortgage loans.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at December 31, 2000 and 1999:

                                                              December 31,
                                                       -------------------------
                                                         2000             1999
                                                       -------------------------
         AAA to A-                                      90.6%             89.8%
         BBB+ to BBB-                                    8.3%              9.2%
         BB+ and below (below investment grade)          1.1%              1.0%
                                                       -------------------------
                                                       100.0%            100.0%
                                                       =========================

     For more information about the Company's investments, see the investment section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 18 of the Company's annual report to security holders for the fiscal year ended December 31, 2000, which is incorporated herein by reference in Item 7.

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

     Property and Casualty Reserves: With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis and, as new data becomes available, appropriate adjustments are made to reserves.

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

   Life Reserves: The life insurance policy reserves reflected in the Company's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life's reserves are reported in the financial statements (See
Note 6 - Future Policy Benefits, Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements on page 33 of the Company's annual report to security holders for the year ended December 31, 2000, incorporated herein by reference).

   Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with generally accepted accounting principles, is summarized as follows:

                                            2000                             1999                               1998
                         --------------------------------------------------------------------------------------------------------
                                 Property and                     Property and                        Property and
                                   Casualty        Life             Casualty          Life              Casualty          Life
                         --------------------------------------------------------------------------------------------------------
Balance at January 1,          $143,148,690     $ 3,290,410      $138,030,306      $ 2,812,704        $132,086,208    $ 2,243,041
Less Reinsurance
    recoverables
    on unpaid losses             (1,828,994)       (295,000)         (759,568)        (353,195)           (960,376)      (123,474)
                            -----------------------------------------------------------------------------------------------------
Net balance at
    January 1,                  141,319,696       2,995,410       137,270,738        2,459,509         131,125,832      2,119,567
                            -----------------------------------------------------------------------------------------------------
Incurred related to:
    Current year                266,087,327      16,022,555       249,992,384       14,512,337         253,369,653     15,160,885
    Prior years                 (18,427,579)         65,933       (17,849,537)        (298,357)        (18,725,403)       (17,517)
                            -----------------------------------------------------------------------------------------------------
    Total incurred              247,659,748      16,088,488       232,142,847       14,213,980         234,644,250     15,143,368
                            -----------------------------------------------------------------------------------------------------
Paid related to:
    Current year                188,870,000      13,916,158       169,943,000       12,957,553         175,544,000     14,010,044
    Prior years                  56,713,478       1,724,568        58,150,889          720,526          52,955,344        793,382
                            -----------------------------------------------------------------------------------------------------
    Total paid                  245,583,478      15,640,726       228,093,889       13,678,079         228,499,344     14,803,426
                            -----------------------------------------------------------------------------------------------------
Net balance at
    December 31,                143,395,966       3,443,172       141,319,696        2,995,410         137,270,738      2,459,509
Plus reinsurance
    recoverables
    on unpaid losses              1,681,098       1,451,651         1,828,994          295,000             759,568        353,195
                            -----------------------------------------------------------------------------------------------------
Balance at
    December 31,               $145,077,064     $ 4,894,823      $143,148,690      $ 3,290,410        $138,030,306    $ 2,812,704
                            =====================================================================================================

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

Other Business
--------------

     The Company operates seven other subsidiaries which are not considered to be significant by SEC Regulations for purposes of separate disclosure. These subsidiaries are Alfa Financial Corporation (Financial), a lending institution, Alfa Investment Corporation, a real estate investment business and its wholly owned subsidiary, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, Alfa Agency Georgia, Inc., Alfa Agency Mississippi, Inc. and Alfa Benefits Corporation, a provider of benefit services for the Alfa Group.

     Financial is an institution engaged principally in making consumer loans and originating commercial leases. These loans are available through substantially all agency offices of the Company. These loans and leases are collateralized by automobiles and other property. At December 31, 2000, the delinquency ratio on the loan portfolio was 1.81%, or $1.2 million. Loans charged off in 2000 totaled $399,949 or 0.9% of the average outstanding loan portfolio. At December 31, 2000, the Company maintained an allowance for loan losses of $678,730 or approximately 1.1% of the outstanding loan balance. During 2000, the commercial lease portfolio of OFC Capital was purchased at a cost of approximately $23.1 million. At December 31, 2000, the delinquency ratio on the lease portfolio was 4.68%, or $2.1 million. Leases charged off in 2000 were $35,281 or 0.1% of the average outstanding lease portfolio since its purchase at the end of the first quarter of 2000. At December 31, 2000, the Company maintained an allowance for lease losses of $554,498 or approximately 1.5% of the outstanding lease balance.

     Alfa Investment Corporation is a Florida corporation engaged in the real estate investment business. Alfa Builders, Inc. is engaged in the construction business in Alabama and is also engaged in real estate investments.

     Alfa Realty, Inc., is engaged in the business of listing and selling real estate in the Montgomery, Autauga and Elmore County, Alabama, areas.

     Alfa Agency Georgia, Inc. and Alfa Agency Mississippi, Inc. place substandard insurance risks with third party insurers for a commission.

     Alfa Benefits Corporation serves as a record keeper by handling employee benefits for the Alfa Group.

Relationship with Mutual Group
------------------------------

     The Company's business and operations are substantially integrated with and dependent upon the management, personnel and facilities of Mutual. Under a Management and Operating Agreement with Mutual, all management personnel are provided by Mutual and the Company reimburses Mutual for field office expenses and operations services rendered by Mutual in the areas of advertising, sales administration, underwriting, legal, sales, claims, management, accounting, securities and investment and other services rendered by Mutual to the Company.

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

     At December 31, 2000, Mutual owns 16,144,638 shares, or 41.24%, Alfa Mutual Fire Insurance Company owned 4,037,986 shares, or 10.31%, and Alfa Mutual General Insurance Company owned 87,000 shares, or 0.22%, of the Company's outstanding common stock.

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

Financial Ratings:
-----------------

     The Company's property and casualty subsidiaries have the highest A.M. Best rating of A++ and life has an A+ rating. The Company's commercial paper program is rated A-1+ by Standard and Poor's and P-1 by Moody's, both the highest ratings for commercial paper.

Regulation:
----------

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

   Restrictions on Dividends to Stockholders: The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the net income for the preceding year, or for life companies - the net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2001 without prior approval of regulatory authorities is approximately $59.0 million based on December 31, 2000 financial condition and results of operations.

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

Personnel:
---------

   The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments and Management. At December 31, 2000, the Company was represented by 457 agents in Alabama who are employees of Mutual. The Company's property and casualty subsidiaries had 119 independent exclusive agents in Georgia and Mississippi at December 31, 2000.

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

Item 3. Legal Proceedings.
        -----------------

   Certain legal proceedings are in process at December 31, 2000. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $3.0 million in 2000, $6.5 million in 1999 and $5.2 million in 1998. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 20 legal proceedings against Alfa Life Insurance Corporation are in process at December 31, 2000. Of the 20 proceedings, six were filed in 2000, 10 were filed 1999, one was filed in 1998, two were filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. Life has filed post-trial motions requesting that the trial court reverse the jury verdict and render a verdict for Life or, in the alternative, grant Life a new trial or substantially reduce the verdict. These motions are pending. If the trial court denies the motions, Life will appeal the verdict. Three of the 20 pending legal proceedings against Life were filed as purported class actions. At present, only one class action has been certified against Life. The trial court order certifying that class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations, which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgement in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Item 4. Submission of Matters to Vote of Security Holders.  Not applicable.
        -------------------------------------------------

Executive Officers of the Company:
---------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 26, 2001.

     The following is a list of name and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name                    Age   Position                                                 Since
----                    ---   --------                                                 -----
Jerry A. Newby          53    Chairman of the Board and President                       1998
                              President of its Subsidiaries and associated
                              companies; President Alabama Farmers Federation,
                              and farmer.

C. Lee Ellis            49    Executive Vice President, Operations and Treasurer of     1999
                              Alfa Corporation and its subsidiaries since 1999
                              Prior to 1999, Executive Vice President, Investments.

Charles W. Hawkins      63    Executive Vice President, Marketing                       2000
                              Prior to 2000, Senior Vice President, Marketing
                              North Alabama

Stephen G. Rutledge     42    Senior Vice President, CFO                                2000
                              and Chief Investment Officer
                              Prior to 2000, Senior Vice President, Investments
                              Prior to 1999, Vice President, Investments

Marcia Martin           63    Senior Vice President, Human Resources                    1976
                              Retired December 31, 2000

Al Scott                45    Senior Vice President, Secretary and General Counsel      1997
                              Prior to 1997, Assistant General Counsel

John Holley             45    Vice President, Finance and                               2000
                              Assistant Chief Financial Officer
                              Prior to 2000, Vice President, Finance,
                              Director of Financial Relations

Terry McCollum          64    Senior Vice President, Claims                             1979

Bill Harper, Jr.        56    Senior Vice President, Life Operations of Alfa Life       1986
                              Insurance Corporation, Vice President of Alfa
                              Financial Corporation since 1978.


Wyman Cabaniss          49    Senior Vice President, Underwriting                       1998
                              Prior to 1998, Vice President, Underwriting


John Jung               54    Senior Vice President,                                    1999
                              Chief Information Officer since October 1999.
                              From 1997 to October 1999, Senior Vice President
                              and Chief Information Office of California Casualty;
                              prior to that time, Vice President of Chubb Group.

James R. Azar           64    Senior Vice President, Planning                           1979

                                     Part II
                                     -------

Item 5.  Market for the Company's Common Stock and Related Security Holder
         -----------------------------------------------------------------
Matters.
-------

         The "Stockholder Information" section on page 36 of Exhibit 13 representing the Inside Back Cover of the Company's annual report to security holders for the fiscal year ended December 31, 2000, is incorporated herein by reference.

Item 6.  Selected Financial Data.
         -----------------------

         The "Selected Financial Data" section on pages 1 and 2 of Exhibit 13 representing pages 6 and 7 of the Company's annual report to security holders for the year ended December 31, 2000, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

         The "Management's Discussion and Analysis" section on pages 3 through 11 of Exhibit 13 representing pages 12 through 20 of the Company's annual report to security holders for the fiscal year ended December 31, 2000, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------

         The "Quantitative and Qualitative Disclosures about Market Risk" section on pages 7 through 9 of Exhibit 13 representing pages 16 through 18 of the Company's annual report to security holders for the fiscal year ended December 31, 2000, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         The Financial Statements on pages 12 through 35 of Exhibit 13 representing pages 21 through 44 of the Company's annual report to security holders for the fiscal year ended December 31, 2000, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

         None.

                                   Part III
                                   --------

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

          For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy statement for the annual meeting of stockholders to be held April 26, 2001 which is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

          The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 26, 2001, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 26, 2001, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 26, 2001, is incorporated herein by reference.

                                     III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          ------------------------------------------------------------

     (a)  The following documents are filed as part of this report:
          1. Financial Statements.  (incorporated by reference from pages 12
             --------------------
          through 35 of Exhibit 13 representing pages 21 through 44 of the Company's annual report to security holders for the year ended December 31, 2000)

                  Report of Independent Auditors.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

                  Selected Quarterly Financial Data.

          2.  Financial Statement Schedules.
              -----------------------------

                  Included in Part IV of this report                                             Page
                                                                                                 ----
                  Report on  Financial Statement Schedules of Independent Auditors               IV-3

                  Schedule I -    Summary of Investments Other Than Investments
                                  in Related Parties for the year ended December 31, 2000        IV-4

                  Schedule II -   Condensed Financial Information                              IV-5-7

                  Schedule III -  Supplementary Insurance Information                            IV-8

                  Schedule IV -   Reinsurance for the years ended December 31, 2000,
                                  1999 and 1998                                                  IV-9

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

                                  (10(b))  Insurance Pooling Agreement is
                                           incorporated by reference from the
                                           Company's 10-K for the year ended
                                           year ended December 31, 1987.

                              Exhibit (11) Statement of Computation of  Per
                                           Share Earnings

                              Exhibit (13) The Company's Annual Report to
                                           Security Holders for the fiscal year
                                           ended December 31, 2000. Such report,
                                           except for the portions incorporated
                                           herein by reference, is furnished to
                                           the Commission for information only
                                           and is not deemed filed as part of
                                           this report.

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

                              Exhibit (23) Consent of Independent Accountants

                  (b)  Reports on Form 8-K.
                       -------------------

                              None

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
          -------------------------------------------------------------

The Board of Directors
Alfa Corporation:

We have audited and reported separately on the financial statements of Alfa Corporation as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000. Our report and the financial statements of Alfa Corporation are incorporated by reference in the Form 10-K.

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

                                                       /s/ KPMG LLP

Birmingham, Alabama
February 6, 2001

                       ALFA CORPORATION AND SUBSIDIARIES
               SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                        INVESTMENTS IN RELATED PARTIES
                               December 31, 2000
                                 ___________


                                                                                                                Amount At
                                                               Cost Or                                         Which Shown
                                                              Amortized                 Fair                    In Balance
Type Of Investment                                              Cost                    Value                      Sheet
------------------                                         -----------------       -----------------         -----------------
Fixed maturities:
   Bonds:
     United States Government
     and government agencies                                 $    46,599,825         $    52,256,800            $   52,256,800
     States, municipalities and
        political subdivisions                                   234,979,295             241,755,820               241,755,820
      Public utilities                                            18,358,727              18,251,413                18,251,413
      All other corporate bonds                                  292,835,518             287,360,315               287,360,315
   Mortgage-backed securities                                    342,212,078             344,032,173               343,993,664
   Redeemable preferred stocks                                     3,500,000               3,316,250                 3,316,250
                                                           -----------------       -----------------          ----------------
                Total fixed maturities                           938,485,443             946,972,771               946,934,262
                                                           -----------------       -----------------          ----------------

Equity securities:
   Common stocks:
     Public utilities                                              7,145,372              12,361,453                12,361,453
     Banks, trusts and insurance
       companies                                                   6,213,469              21,498,984                21,498,984
     Industrial, miscellaneous and all other                      35,081,120              75,362,114                75,362,114
   Nonredeemable preferred stocks                                  5,247,982               5,372,297                 5,372,297
                                                          ------------------       -----------------          ----------------
                Total equity securities                           53,687,943             114,594,848               114,594,848
                                                          ------------------       -----------------          ----------------

Mortgage loans on real estate                                        214,394                 214,394                   214,394

Real estate                                                        2,045,171               2,045,171                 2,045,171

Policy loans                                                      46,335,399              46,335,399                46,335,399

Collateral loans                                                  70,022,985              71,655,013                70,022,985

Other long-term investments                                      118,945,159             118,945,159               118,945,159

Short-term investments                                            55,933,710              55,933,710                55,933,710
                                                          ------------------       -----------------          ----------------
                Total investments                            $ 1,285,670,204         $ 1,356,696,465            $1,355,025,928
                                                          ==================       =================          ================

See accompanying independent auditors' report

                       ALFA CORPORATION (PARENT COMPANY)
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                BALANCE SHEETS
                          December 31, 2000 and 1999

s                                  __________

                                                                                               2000                      1999
                                                                                               ----                      ----
                                         ASSETS

Cash                                                                                   $    485,790             $     139,577

Short-term investments                                                                      485,615                    37,948

Investment in subsidiaries*                                                             532,760,452               473,225,808

Note receivable from subsidiaries*                                                       65,751,539                34,046,539

Accounts receivable and other assets                                                        378,856                   222,458
                                                                                       ------------             -------------
        Total assets                                                                   $599,862,252             $ 507,672,330
                                                                                       ============             =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Commercial paper                                                                    $117,642,561             $  90,289,199
   Notes payable                                                                          4,600,000                 4,600,000
   Other liabilities                                                                      4,057,451                 4,114,670
                                                                                       ------------             --------------

         Total liabilities                                                              126,300,012                99,003,869
                                                                                       ------------             -------------

Stockholders' Equity:
Common stock, $1 par value, shares
   authorized - 110,000,000;
   issued - 41,891,512
   outstanding - 2000 -39,156,527; 1999 - 39,550,294                                     41,891,512                41,891,512

Capital in excess of par value                                                           24,076,380                22,820,889

Accumulated other comprehensive income                                                   45,444,149                20,407,812

Retained earnings                                                                       398,705,679               351,923,507

Treasury stock, at cost (shares, 2000 - 2,734,985; 1999 - 2,341,218)                    (36,555,480)              (28,375,259)
                                                                                       ------------             -------------

            Total stockholders' equity                                                  473,562,240               408,668,461
                                                                                       ------------             -------------

            Total liabilities and stockholders' equity                                 $599,862,252             $ 507,672,330
                                                                                       ============             =============

*Eliminates in consolidation

See accompanying independent auditors' report

                       ALFA CORPORATION (PARENT COMPANY)
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                             STATEMENTS OF INCOME
             For the years ended December 31, 2000, 1999 and 1998

                             _____________________

                                                                    2000                    1999                      1998
                                                                    ----                    ----                      ----
Revenues:
   Dividends from subsidiaries*                                  $37,951,000             $21,700,542               $20,602,953

   Interest from subsidiaries*                                     3,751,340               1,822,047                 2,047,057

   Other interest                                                     59,816                  32,473                    53,192
                                                                 -----------             -----------               -----------

   Total revenues                                                 41,762,156              23,555,062                22,703,202

Expenses:
   Other expenses                                                  9,389,824               4,666,369                 7,608,341
                                                                 -----------             -----------               -----------
      Income before equity in
      undistributed income
      of subsidiaries                                             32,372,332              18,888,693                15,094,861

Equity in undistributed income
   of subsidiaries                                                34,448,531              45,668,769                41,620,830
                                                                 -----------             -----------               -----------

      Net income                                                 $66,820,863             $64,557,462               $56,715,691
                                                                 ===========             ===========               ===========

*Eliminates in consolidation

See accompanying independent auditors' report

                       ALFA CORPORATION (PARENT COMPANY)
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                           STATEMENTS OF CASH FLOWS
             For the years ended December 31, 2000, 1999 and 1998

                                                                         2000                  1999                  1998
                                                                     --------------------------------------------------------
Cash flows from operating activities:
  Net income                                                         $ 66,820,863          $ 64,557,462          $ 56,715,691
                                                                     --------------------------------------------------------
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Undistributed earnings of
        subsidiaries                                                  (34,448,531)          (45,668,769)          (41,620,830)
      (Increase) decrease in other assets
        and accounts receivable                                          (156,398)              (59,542)               71,023
      Increase (decrease) in other
        liabilities                                                       250,465              (913,261)            2,456,098
                                                                     --------------------------------------------------------
        Net cash provided by
         operating activities                                          32,466,399            17,915,890            17,621,982
                                                                     --------------------------------------------------------
Cash flows from investing activities:
  (Increase) decrease in note receivable for subsidiaries             (31,705,000)           (3,957,000)           30,557,000
  Net (increase) decrease in short-term investments                      (447,667)              829,445             1,127,928
  (Increase) in investment in subsidiaries                                 (1,000)           (5,400,000)                    0
  Other                                                                   (48,776)             (139,279)              212,396
                                                                     --------------------------------------------------------
        Net cash (used in) provided by investing activities           (32,202,443)           (8,666,834)           31,897,324
                                                                     --------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in commercial paper                              27,353,362            33,029,680           (32,262,210)
  Purchase of treasury stock                                           (8,870,081)          (24,157,205)             (419,471)
  Proceeds from exercise of stock options                               1,637,667               610,217             1,299,329
  Dividends to stockholders                                           (20,038,691)          (18,902,788)          (17,867,671)
                                                                     --------------------------------------------------------

        Net cash provided by (used in) financing activities                82,257            (9,420,096)          (49,250,023)
                                                                     --------------------------------------------------------

        Net increase (decrease) in cash                                   346,213              (171,040)              269,283
Cash, beginning of year                                                   139,577               310,617                41,334
                                                                     --------------------------------------------------------

Cash, end of year                                                    $    485,790          $    139,577          $    310,617
                                                                     ========================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                                       $  8,113,973          $  3,624,586          $  4,082,710
                                                                     ========================================================

      Income taxes                                                   $ 14,869,000          $ 23,552,000          $ 20,487,000
                                                                     ========================================================

See accompanying independent auditors' report

                               ALFA CORPORATION
               SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
             For the years ended December 31, 2000, 1999 and 1998


                                                                      Other
                                  Future Policy                       Policy                                        Benefits
                     Deferred      Benefits,                          Claims        Premiums                         Claims,
                      Policy        Losses,                            And            And              Net         Losses And
                    Acquisition    Claims And       Unearned         Benefits        Policy         Investment     Settlement
Segment                Costs      Loss Expenses     Premium          Payable         Charges          Income        Expenses
-------             -----------   -------------    ----------      -----------    -------------   -------------   -------------
2000
----
Life Insurance    $ 123,107,799   $ 507,655,793   $           0   $           0   $  53,078,123   $  41,957,783   $  48,288,469
Property &
  casualty
  insurance          21,464,215     145,077,064     121,688,810               0     376,118,774      29,645,376     247,592,086
Noninsurance
  and corporate               0               0               0               0               0       1,287,958               0
                  -------------   -------------   -------------   -------------   -------------   -------------   -------------

Total             $ 144,572,014   $ 652,732,857   $ 121,688,810   $           0   $ 429,196,897   $  72,891,117   $ 295,880,555
                  =============   =============   =============   =============   =============   =============   =============

1999
----
Life Insurance    $ 117,549,248   $ 458,830,168   $           0   $           0   $  48,359,640   $  37,873,099   $  51,143,122
Property &
  casualty
  insurance          18,557,440     143,148,690     114,802,464               0     356,970,311      27,600,849     232,122,875
Noninsurance
  and corporate               0               0               0               0               0       2,333,082      (1,550,000)
                  -------------   -------------   -------------   -------------   -------------   -------------   -------------

Total             $ 136,016,688   $ 601,978,858   $ 114,802,464   $           0   $ 405,329,951   $  67,807,030   $ 281,715,997
                  =============   =============   =============   =============   =============   =============   =============

1998
----
Life Insurance    $  97,616,878   $ 410,398,102   $           0   $           0   $  46,098,666   $  34,890,182   $  40,629,378
Property &
  casualty
  insurance          16,524,992     138,030,306     105,464,480               0     345,739,616      25,992,335     234,971,258
Noninsurance
  and corporate               0               0               0               0               0       1,629,141       2,300,000
                  -------------   -------------   -------------   -------------   -------------   -------------   -------------
Total             $ 114,141,870   $ 548,428,408   $ 105,464,480   $           0   $ 391,838,282   $  62,511,658   $ 277,900,636
                  =============   =============   =============   =============   =============   =============   =============


                   Amortization
                   Of Deferred
                    Policy           Other
                  Acquisition      Operating         Premiums
Segment             Costs           Expenses         Written
-------           -------------   -------------   -------------
2000
----
Life Insurance    $   7,228,558   $  11,219,955   $           0
Property &
  casualty
  insurance          58,745,118      31,432,839     380,362,518
Noninsurance
  and corporate               0       7,602,448               0
                  -------------   -------------   -------------

Total             $  65,973,676   $  50,255,242   $ 380,362,518
                  =============   =============   =============

1999
----
Life Insurance    $   6,747,130   $   9,949,006   $           0
Property &
  casualty
  insurance          53,455,392      30,443,472     363,585,872
Noninsurance
  and corporate               0       4,679,431               0
                  -------------   -------------   -------------

Total             $  60,202,522   $  45,071,909   $ 363,585,872
                  =============   =============   =============

1998
----
Life Insurance    $   6,021,001   $   9,114,135   $           0
Property &
  casualty
  insurance          51,800,042      25,960,651     350,684,046
Noninsurance
  and corporate               0       3,688,097               0
                  -------------   -------------   -------------
Total             $  57,821,043   $  38,762,883   $ 350,684,046
                  =============   =============   =============

See accompanying independent auditors' report

                       ALFA CORPORATION AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
               For years ended December 31, 2000, 1999 and 1998

                                                            Ceded            Amount Assumed                          Percentage of
                                                             to                   from                                Assumed From
                                      Gross Amount     Other Companies      Other Companies          Net Amount          to Net
                                      ------------     ---------------     ------------------     ---------------    -------------
2000
====

Life insurance in force              $15,317,803,867    $1,713,371,323       $          0         $13,604,432,544               0%
                                     =============================================================================================

Premiums and policy charges:
  Life insurance                     $    56,916,973    $    3,909,913       $          0         $    53,007,060               0%
  Accident and health insurance               71,063                 0                  0                  71,063               0%
  Property and liability insurance        65,034,104        65,172,392*       376,257,062*                  8,774             100%
                                     ---------------------------------------------------------------------------------------------
                                     $   122,022,140    $   69,082,305       $376,257,062         $   429,196,897              88%
                                     =============================================================================================

1999
----

Life insurance in force              $13,384,834,865    $1,369,300,363       $          0         $12,015,535,502               0%
                                     =============================================================================================

Premiums and policy charges:
  Life insurance                     $    51,942,189    $    3,657,594       $          0         $    48,284,595               0%
  Accident and health insurance               75,045                 0                                     75,045               0%
  Property and liability insurance        60,196,005        60,302,447*       357,076,753*            356,970,311             100%
                                     ---------------------------------------------------------------------------------------------
                                     $   112,213,239    $   63,960,041       $357,076,753         $   405,329,951              88%
                                     =============================================================================================

1998
----

Life insurance in force              $12,296,742,073    $1,296,693,235       $          0         $11,000,048,838               0%
                                     =============================================================================================

Premiums and policy charges:
  Life Insurance                     $    49,413,822    $    3,389,040       $          0         $    46,024,782               0%
  Accident and health insurance               73,884                 0                  0                  73,884               0%
  Property and liability insurance        57,290,195        57,380,699*       345,830,120*            345,739,616             100%
                                     ---------------------------------------------------------------------------------------------
                                     $   106,777,901    $   60,769,739       $345,830,120         $   391,838,282              88%
                                     =============================================================================================

*These amounts are subject to the pooling agreement.
See accompanying independent auditors' report

                       ALFA CORPORATION AND SUBSIDIARIES
                SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                         Additions
                                                                 --------------------------
                                             Balance             Charged            Charged                             Balance
                                           at beginning         to costs           to other                             at end
               Description                  of period         and expenses         accounts        Deductions          of period
------------------------------------------------------------------------------------------------------------------------------------
2000 Allowance for Loan losses              $637,965            $634,531               $0          $593,766            $678,730
                                            ========================================================================================

1999 Allowance for Loan losses              $584,178            $789,753               $0          $735,966            $637,965
                                            ========================================================================================



2000 Allowance for Lease losses             $      0            $589,779               $0          $ 35,281            $554,498
                                            ========================================================================================

1999 Allowance for Lease losses             $      0            $      0               $0          $      0            $      0
                                            ========================================================================================

See accompanying independent auditors' report

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALFA CORPORATION



                                     By         /s/
                                       -------------------------
                                       Jerry A. Newby
                                       President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Chairman of the Board
                              Director and Principal
        /s/                   Executive Officer                        3/23/01
-------------------------                                             ---------
(Jerry A. Newby)                                                        (Date)


                              Executive Vice President, Operations
                              Treasurer, Director
        /s/                   (Principal Operations Officer)           3/23/01
-------------------------                                             ---------
(C. Lee Ellis)                                                          (Date)

                              Senior Vice President, CFO and
                              Chief Investment Officer,
        /s/                   (Principal Financial Officer)            3/23/01
-------------------------                                             ---------
(Stephen G. Rutledge)                                                   (Date)


        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(Hal F. Lee)                                                            (Date)

        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(James A. Tolar, Jr.)                                                   (Date)


        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(Steve Dunn)                                                            (Date)

        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(Dean Wysner)                                                           (Date)

        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(Russell R. Wiggins)                                                    (Date)


        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(James I. Harrison, Jr.)                                                (Date)


        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(John R. Thomas)                                                        (Date)


        /s/                   Director                                 3/23/01
-------------------------                                             ---------
(B. Phil Richardson)                                                    (Date)


       /s/                   Director                                 3/23/01
-------------------------                                             ---------
(Boyd E. Christenberry)                                                 (Date)