Form 10-Q
period 2001-03-31
ALFA CORP
filed 2001-05-11
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 2001  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


              Delaware                                           063-0838024
              --------                                           -----------
(State of Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                           Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail: P. O Box 11000, Montgomery, Alabama   36191-0001)
--------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                           (334) 288-3900
                                                              --------------


              None
-------------------------------

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

                                    Yes   X         No
                                        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


          Class                             Outstanding March 31, 2001
-----------------------------               --------------------------
Common Stock, $1.00 par value                    39,132,478 shares

                                ALFA CORPORATION

                                     INDEX

Part I.   Financial Information                                 Page No.
          (Consolidated Unaudited)                              --------

  Item 1. Financial Statements

          Balance Sheets - March 31, 2001 and
          December 31, 2000                                         3

          Statements of Income, Three Months
          ended March 31, 2001 and 2000                             4

          Statements of Comprehensive Income, Three Months
          ended March 31, 2001 and 2000                             5

          Statements of Cash Flows, Three Months
          ended March 31, 2001 and 2000                             6

          Notes to Financial Statements                             7

          Independent Auditors' Report                             12

  Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations            13

  Item 3.

          Market Risk Disclosures                                  22

Part II.  Other Information

  Item 6.

          Exhibits and Reports on Form 8-K                         23




                                                       ALFA CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                                                                March 31,     December 31,
                                                                                                  2001            2000
                                                                                             --------------  --------------
                                                                                                       (Unaudited)
            Assets
              Investments:
                 Fixed Maturities Held for Investment, at amortized cost
                   (fair value $752,862 in 2001 and $792,959 in 2000)                        $      710,498  $      754,450
                 Fixed Maturities Available for Sale, at fair value
                   (amortized cost $962,617,756 in 2001 and $937,730,993 in 2000)               990,731,158     946,179,812
                 Equity Securities, at fair value (cost $58,073,917
                   in 2001 and $53,687,943 in 2000)                                             108,056,847     114,594,848
                 Mortgage Loans on Real Estate                                                      199,865         214,394
                 Investment Real Estate (net of accumulated
                   depreciation of $1,355,426 in 2001 and
                   $1,299,407 in 2000)                                                            2,051,623       2,045,171
                 Policy Loans                                                                    47,486,687      46,335,399
                 Collateral Loans                                                                70,565,109      70,022,985
                 Other Long-term Investments                                                    130,808,465     118,945,159
                 Short-term Investments                                                          45,422,811      55,933,710
                                                                                             --------------  --------------
                   Total Investments                                                          1,396,033,063   1,355,025,928
              Cash                                                                                4,550,044       4,475,672
              Accrued Investment Income                                                          15,536,389      14,020,985
              Accounts Receivable                                                                10,526,431      13,885,864
              Reinsurance Balances Receivable                                                     2,511,478       2,935,521
              Due from Affiliates                                                                 7,802,556       5,753,191
              Deferred Policy Acquisition Costs                                                 143,798,492     144,572,014
              Other Assets                                                                        5,247,010       5,633,934
                                                                                             --------------  --------------
                    Total Assets                                                             $1,586,005,463  $1,546,303,109
                                                                                             ==============  ==============
            Liabilities
              Policy Liabilities and Accruals - Property and Casualty Insurance              $  143,920,918  $  145,077,064
              Policy Liabilities and Accruals - Life Insurance                                  530,197,951     507,455,793
              Unearned Premiums                                                                 130,595,600     121,688,810
              Dividends to Policyholders                                                         10,059,994      10,033,028
              Premium Deposit and Retirement Deposit Funds                                        5,178,003       5,364,453
              Deferred Income Taxes                                                              44,328,542      42,513,055
              Other Liabilities                                                                  71,670,700      82,021,332
              Due to Affiliates                                                                  15,685,594      15,408,988
              Commercial Paper                                                                  127,121,069     117,642,561
              Notes Payable                                                                         103,427         103,806
              Notes Payable to Affiliates                                                        22,360,208      25,432,979
                                                                                             --------------  --------------
                    Total Liabilities                                                         1,101,222,006   1,072,741,869
                                                                                             --------------  --------------
            Commitments and Contingencies
            Stockholders' Equity
              Preferred Stock, $1 par value
                 Shares authorized: 1,000,000
                 Issued: None
              Common Stock, $1 par value
                 Shares authorized:  110,000,000
                 Issued:  41,891,512
                 Outstanding:  2001 - 39,132,478; 2000 - 39,148,527                              41,891,512      41,891,512
              Capital in Excess of Par Value                                                     24,564,489      24,076,380
              Accumulated Other Comprehensive Income                                             47,719,995      45,444,149
              Retained Earnings                                                                 408,138,795     398,705,679
              Treasury Stock: at cost (2001-2,759,034 shares; 2000-2,742,985 shares)            (37,531,334)    (36,556,480)
                                                                                             --------------  --------------
                    Total Stockholders' Equity                                                  484,783,457     473,561,240
                                                                                             --------------  --------------
                    Total Liabilities and
                    Stockholders' Equity                                                     $1,586,005,463  $1,546,303,109
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


                                               ALFA CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                               ----------------------------
                                                                                                   2001            2000
                                                                                               ------------    ------------
            Revenues
              Premiums - Property and Casualty Insurance                                       $ 96,905,178    $ 91,596,671
              Premiums and Policy Charges - Life Insurance                                       14,998,976      13,890,225
              Net Investment Income                                                              19,162,723      17,131,830
              Realized Investment Gains                                                           1,046,285         865,964
              Other Income                                                                          818,744         802,116
                                                                                               ------------    ------------
                Total Revenues                                                                  132,931,906     124,286,806
                                                                                               ------------    ------------

            Benefits and Expenses
              Benefits & Settlement Expenses                                                     79,826,991      74,124,217
              Dividends to Policyholders                                                          1,000,740         972,234
              Amortization of Deferred Policy
                Acquisition Costs                                                                18,242,217      15,252,711
              Other Operating Expenses                                                           13,634,631      10,874,941
                                                                                               ------------    ------------
                Total Expenses                                                                  112,704,579     101,224,103
                                                                                               ------------    ------------

            Income Before Provision for Income Taxes                                             20,227,327      23,062,703

            Provision for Income Taxes                                                            5,634,870       6,712,528
                                                                                               ------------    ------------
            Net Income Before Cumulative Effect of Changes
                 in Accounting Principle, Net of Tax Benefit                                     14,592,457      16,350,175

            Cumulative Effect of Changes in Accounting Principle,
                Net of Income Tax Benefit of $139,344                                              (258,781)              0
                                                                                               ------------    ------------
                Net Income                                                                     $ 14,333,676    $ 16,350,175
                                                                                               ============    ============

            Operating Income                                                                   $ 13,912,372    $ 15,787,298
                                                                                               ============    ============


            Earnings Per Share:
            Operating Income
                - Basic                                                                               $0.36           $0.40
                - Diluted                                                                             $0.35           $0.40

            Net Income Before Cumulative Effect of Changes
                in Accounting Principle, Net of Tax Benefit
                - Basic                                                                               $0.37           $0.41
                - Diluted                                                                             $0.37           $0.41

            Cumulative Effect of Changes in Accounting Principle,
                Net of Tax Benefit
                - Basic                                                                              ($0.01)          $0.00
                - Diluted                                                                            ($0.01)          $0.00

            Net Income
                - Basic                                                                               $0.37           $0.41
                - Diluted                                                                             $0.36           $0.41
                                                                                               ============    ============

            Average Shares Outstanding
                - Basic                                                                          39,153,707      39,438,331
                - Diluted                                                                        39,423,413      39,640,043
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



                                               ALFA CORPORATION
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (UNAUDITED)



                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                ---------------------------
                                                                                                    2001            2000
                                                                                                -----------     -----------
              Net Income                                                                        $14,333,676     $16,350,175
              Other Comprehensive Income, net of tax:
                Unrealized Investment Gains on Securities Available for Sale                      2,955,931       6,127,660
                Less:  Reclassification Adjustment for Realized Investment Gains                    680,085         562,877
                                                                                                -----------     -----------
                  Total Other Comprehensive Income                                                2,275,846       5,564,783
                                                                                                -----------     -----------
                    Total Comprehensive Income                                                  $16,609,522     $21,914,958
                                                                                                ===========     ===========






The accompanying notes are an integral part of these consolidated unaudited financial statements.




                                                 ALFA CORPORATION
                                       CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                                Three Months Ended March 31,
                                                                                                ----------------------------
                                                                                                    2001           2000
                                                                                                ------------  --------------
            Cash Flows From Operating Activities:
              Net Income                                                                        $ 14,333,676  $  16,350,175

              Adjustments to Reconcile Net Income to Net Cash
              Provided by Operating Activities:
                Policy Acquisition Costs Deferred                                                (22,337,943)   (20,081,864)
                Amortization of Deferred Policy Acquisition Costs                                 18,242,217     15,252,711
                Depreciation and Amortization                                                        329,082        225,506
                Provision for Deferred Taxes                                                         871,102        615,785
                Interest Credited on Policyholders' Funds                                          5,368,687      4,780,015
                Net Realized Investment Gains                                                     (1,046,285)      (865,964)
                Other                                                                               (210,768)      (295,798)
                Changes in Operating Assets and Liabilities:
                  (Increase) in Accrued Investment Income                                         (1,515,404)    (1,535,354)
                  Decrease in Accounts Receivable                                                  3,201,665      2,356,347
                  Decrease (Increase) in Reinsurance Balances Receivable                             424,043       (697,711)
                  (Increase) in Amounts Due From Affiliates                                       (2,049,365)    (3,804,267)
                  Increase in Amounts Due to Affiliates                                              276,606        398,855
                  Decrease in Other Assets                                                           386,924        535,557
                  Increase in Liability for Policy Reserves                                        1,041,790      3,087,464
                  Increase in Liability for Unearned Premiums                                      8,906,790      4,404,832
                  (Decrease) in Amounts Held for Others                                             (159,484)      (203,342)
                  (Decrease) Increase in Other Liabilities                                        (4,772,837)     9,284,587
                                                                                                ------------  -------------
                   Net Cash Provided by Operating Activities                                      21,290,496     29,807,534
                                                                                                ------------  -------------

            Cash Flows From Investing Activities:
                Maturities and Redemptions of Fixed Maturities Held for Investment                    43,904         46,694
                Maturities and Redemptions of Fixed Maturities Available for Sale                  9,823,419     14,147,206
                Maturities and Redemptions of Other Investments                                   78,771,495     52,129,870
                Sales of Fixed Maturities Available for Sale                                      13,057,101      6,105,046
                Sales of Other Investments                                                        20,391,363      9,430,860
                Purchase of Fixed Maturities Available for Sale                                  (90,823,417)   (60,649,985)
                Purchase of Other Investments                                                    (76,105,906)  (109,915,269)
                Net Decrease in Short-term Investments                                            10,510,899     19,585,124
                Net (Increase) Decrease in Receivable/Payable on Securities                       (3,094,514)     2,070,185
                                                                                                ------------  -------------
                   Net Cash (Used in) Investing Activities                                       (37,425,656)   (67,050,269)
                                                                                                ------------  -------------

            Cash Flows From Financing Activities:
                Increase in Commercial Paper                                                       9,478,508     29,490,209
                (Decrease) in Notes Payable                                                             (379)          (237)
                (Decrease) Increase in Notes Payable to Affiliates                                (3,072,771)     1,232,452
                Stockholder Dividends Paid                                                        (5,103,294)    (4,742,927)
                Purchase of Treasury Stock                                                        (1,208,769)    (5,786,486)
                Proceeds from Exercise of Stock Options                                              591,081         21,150
                Deposits of Policyholders' Funds                                                  28,388,538     27,684,375
                Withdrawal of Policyholders' Funds                                               (12,863,382)   (11,310,865)
                                                                                                ------------  -------------
                   Net Cash Provided by Financing Activities                                      16,209,532     36,587,671
                                                                                                ------------  -------------
            Net Increase (Decrease) in Cash                                                           74,372       (655,064)
            Cash - Beginning of Period                                                             4,475,672      6,649,914
                                                                                                ------------  -------------
            Cash - End of Period                                                                $  4,550,044  $   5,994,850
                                                                                                ============  =============
            Supplemental Disclosures of Cash Flow Information
            Cash Paid During the Year  for:
                Interest                                                                        $  2,452,650  $   2,264,876
                Income Taxes                                                                    $          0  $           0





The accompanying notes are an integral part of these consolidated financial statements.


                                ALFA CORPORATION
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2001

1.  Significant Accounting Policies
    -------------------------------

    In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income
excluding net realized investment gains, net of related tax effects.    Certain
reclassifications have been made to conform previous classifications to March 31, 2001 classifications and descriptions.

2.  Pooling Agreement
    -----------------

    Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 3). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty's property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of storms to its pool share (65%) of $10 million unless the loss exceeded $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Due to increases in insured property risks, an amendment was made increasing the Company's participation limits from its pool share of the $10 million level to $11 million beginning July 1, 1999. This limit has been amended effective January 1, 2001 to $11.4 million. During 2000, the Company's share of losses exceeding $249 million would have been 13%. During the first three months of 2001, the Alfa Group incurred catastrophic losses of approximately $29.2 million, resulting in a reduction in the Company's net income of approximately $0.12 per diluted share, after reinsurance and taxes. These parameters have been amended to $284 million and 14% as of January 1, 2001. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders. The Pooling Agreement may be terminated by any party thereto upon 90 days notice.

(Note 2. Continued)

    The following table sets forth the premiums and losses ceded to and assumed from the pool for the three month periods ended March 31, 2001 and 2000:

                                Three Months Ended March 31,
                                ----------------------------
                                   2001                2000
                                --------             -------
                                       (in thousands)

Premiums ceded to pool           $17,007             $15,538
Premiums assumed from pool       $97,247             $91,925
Losses ceded to pool             $13,957             $10,869
Losses assumed from pool         $63,398             $58,696

     The Company incurred $7.4 million and $2.5 million in storm losses in the first three months of 2001 and 2000, respectively.

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

    Certain legal proceedings are in process at March 31, 2001. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $47,000 in the first quarter of 2001, $3.0 million in 2000, $6.5 million in 1999 and $5.2 million in 1998. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 19 legal proceedings against Alfa Life Insurance Corporation (Life) are in process at March 31, 2001. Of the 19 proceedings, one was filed in 2001, five were filed in 2000, nine were filed 1999, one was filed in 1998, two were filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. Life has filed post-trial motions requesting that the trial court reverse the jury verdict and render a verdict for Life or, in the alternative, grant Life a new trial or substantially reduce the verdict. These motions are pending. If the trial court denies the motions, Life will appeal the verdict. Two of the 19 pending legal proceedings against Life were filed as purported class actions. At present, only one class action has been certified against Life. The trial court order certifying that class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, four purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these five purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing

(Note 3. Continued)

little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.


4.  Segment Information
    -------------------

    The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2001 and 2000:


                                      Three  Months  Ended
                                            March 31,
                                  ----------------------------
                                    2001      2000    % Change
                                  -------   -------   --------
                                          (in thousands)
Earned Premiums
  Personal lines                  $92,768   $87,607         6 %
  Commercial lines                  3,406     3,325         2 %
  Pools, associations and fees      1,073       993         8 %
  Reinsurance ceded                  (342)     (328)        4 %
                                  -------   -------      ----

      Total                       $96,905   $91,597         6 %
                                  =======   =======      ====

Net underwriting income           $ 4,841   $ 9,443       (49)%
                                  =======   =======      ====

Loss ratio                           65.4%     62.8%
LAE ratio                             3.7%      4.9%
Expense ratio                        25.9%     22.0%
                                  -------      ----

GAAP basis combined ratio            95.0%     89.7%
                                  =======      ====

Underwriting margin                   5.0%     10.3%
                                  =======      ====

Net investment income             $ 6,927   $ 6,984        (1)%
                                  =======   =======      ====

Pre-tax operating income          $11,833   $16,497       (28)%
                                  =======   =======      ====

Operating income, net of tax      $ 9,113   $11,946       (24)%
                                  =======   =======      ====

(Note 4. Continued)

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2001 and 2000:


                                                Three  Months  Ended
                                                     March 31,
                                            ----------------------------
                                               2001     2000   % Change
                                            -------  -------   ---------
                                                  (in thousands)
Premiums and policy charges
  Universal life policy charges             $ 3,946   $ 3,593     10%
  Universal life policy charges - COLI        1,257     1,184      6%
  Interest sensitive life policy charges      2,507     2,502      0%
  Traditional life insurance premiums         7,090     6,409     11%
  Group life insurance premiums                 199       202     (1%)
                                            -------   -------     --
       Total                                $14,999   $13,890      8%
                                            =======   =======     ==

Net investment income                       $11,270   $ 9,956      9%
                                            =======   =======     ==

Benefits and expenses                       $16,727   $15,843      6%
                                            =======   =======     ==

Pretax operating income                     $ 7,525   $ 6,186     22%
                                            =======   =======     ==

Operating income, net of tax                $ 5,353   $ 4,487     19%
                                            =======   =======     ==


5.  Acquisition of Commercial Lease Portfolio
    -----------------------------------------

    During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. OFC's operating results for the three-month period ended March 31, 2001 was income of approximately $19,000.

6.  Financial Accounting Developments
    ---------------------------------

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137, became effective for the Company January 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income as it does not use derivative instruments in the normal course of business. On January 1, 2001, the Company recorded approximately $259,000, net of tax, as the effect upon adoption of this standard.

 (Note 6. Continued)

   The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No.
125)" in September 2000. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of March 31, 2001, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
May 10, 2001
Birmingham, Alabama

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the three months ended March 31, 2001 and 2000:

                                                          Three Months Ended
                                                               March 31,
                                                 --------------------------------------
                                                     2001         2000      % Change
                                                 ----------    ----------   -----------
                                             (in thousands except share and per share data)
Revenues
Property and casualty insurance premiums         $   96,905    $   91,597            4 %
Life insurance premiums and policy charges           14,999        13,890           10 %
                                                 ----------    ----------   ----------
  Total premiums and policy charges              $  111,904    $  105,487            6 %
                                                 ==========    ==========   ==========

Net investment income                            $   19,163    $   17,132           12 %
                                                 ==========    ==========   ==========

Total revenues                                   $  132,932    $  124,287            7 %
                                                 ==========    ==========   ==========

Net Income
 Property and casualty insurance                 $    9,113      $ 11,946          (24)%
 Life insurance                                       5,353         4,487           19 %
                                                 ----------      --------   ----------
  Total insurance operations                         14,466        16,433          (12)%
 Noninsurance operations                                812           581           40 %
 Net realized investment gains                          680           563           21 %
 Corporate expenses                                  (1,365)       (1,227)         (11)%
 Cumulative effect of changes in
    accounting principles                              (259)            0           NM
                                                 ----------    ----------   ----------
 Net income                                      $   14,334    $   16,350          (12)%
                                                 ==========    ==========   ==========
   Net income per share -
     Basic                                       $     0.37    $     0.41          (12)%
                                                 ==========    ==========   ==========
     Diluted                                     $     0.36    $     0.41          (12)%
                                                 ==========    ==========   ==========

   Weighted average shares outstanding -
      Basic                                      39,153,707    39,438,331
                                                 ==========    ==========
      Diluted                                    39,423,413    39,640,043
                                                 ==========    ==========

    Total premiums and policy charges increased 6% in the first three months of 2001 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 12% in the first three months of 2001 while invested assets have grown 3.0% in the three months since December 31, 2000.

    Operating income decreased by 24% in the property casualty subsidiaries due primarily to an increased level of storm activity during the first three months of 2001. The 19% increase in income in the life subsidiary is due to greater premium production and an improved mortality rate. Noninsurance operations were up 40% due primarily to solid growth in both loan and lease portfolios. With an improved interest rate spread, the finance subsidiary was the primary contributor to the approximately $230,000 increase in noninsurance net income.

    The Company's net income was positively impacted by an increase in realized investment gains. Corporate expenses increased in the first quarter of 2001 due to increased costs related to stockholder communications and the timing of certain other annual corporate expenses.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

    The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2001 and 2000:

                                       Three Months Ended
                                            March 31,
                                  ------------------------------
                                    2001        2000    % Change
                                  -------     -------   --------
                                           (in thousands)
Earned Premiums
  Personal lines                  $92,768     $87,607          6 %
  Commercial lines                  3,406       3,325          2 %
  Pools, associations and fees      1,073         993          8 %
  Reinsurance ceded                  (342)       (328)         4 %
                                  -------     -------        ---

      Total                       $96,905     $91,597          6 %
                                  =======     =======        ===

Net underwriting income           $ 4,841     $ 9,443        (49)%
                                  =======     =======        ===

Loss ratio                           65.4%       62.8%
LAE ratio                             3.7%        4.9%
Expense ratio                        25.9%       22.0%
                                  -------     -------

GAAP basis combined ratio            95.0%       89.7%
                                  =======     =======

Underwriting margin                   5.0%       10.3%
                                  =======     =======

Net investment income             $ 6,927     $ 6,984         (1)%
                                  =======     =======        ===

Pre-tax operating income          $11,833     $16,497        (28)%
                                  =======     =======        ===

Operating income, net of tax      $ 9,113     $11,946        (24)%
                                  =======     =======        ===

    Earned premiums increased 5.8% in the first three months of 2001 due to increased production in the number of new automobile policies written and from continued good persistency in both the automobile and homeowner lines.

    The Company's core underwriting results continued to be favorable in comparison to other insurance carriers due in part to a continued good loss ratio in the automobile line of 59%, the same as was experienced in the first three months of 2000. The overall loss ratio increased to 65.4% due to $7.4 million of storm losses in the first quarter of 2001. Approximately $2.5 million of storm losses were incurred in the same period of 2000. Loss adjustment expenses in the first quarter of 2001 were 3.7% of earned premiums compared to 4.9% in the same period of 2000. This improvement resulted from a decrease in loss adjustment expense reserves made following a review of reserve levels. The increase in business resulting from the mandatory insurance law becoming effective in Alabama in June 2000 has not resulted in the emergence of additional claims cost at the anticipated levels. Consequently, reserves were adjusted in the first quarter of 2001 to a more normal level. Another factor in the lower underwriting margin was an increase in expenses from 2000 levels created by the inclusion of Specialty in the pool. Other items contributing to the increased expense level were higher franchise taxes and adjustments in the reserve for employees paid time off.

    Net investment income decreased 0.8% in the first three months of 2001 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 8.5% since March 31, 2000.

LIFE INSURANCE OPERATIONS
-------------------------

    The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2001 and 2000:

                                               Three  Months  Ended
                                                     March 31,
                                            -------------------------
                                              2001     2000  % Change
                                            -------  ------- --------
                                                  (in thousands)
Premiums and policy charges
  Universal life policy charges             $ 3,946  $ 3,593      10 %
  Universal life policy charges - COLI        1,257    1,184       6 %
  Interest sensitive life policy charges      2,507    2,502       0 %
  Traditional life insurance premiums         7,090    6,409      11 %
  Group life insurance premiums                 199      202      (1)%
                                            -------  -------      --
       Total                                $14,999  $13,890       8 %
                                            =======  =======      ==

Net investment income                       $11,270  $ 9,956      13 %
                                            =======  =======      ==

Benefits and expenses                       $16,727  $15,843       6 %
                                            =======  =======      ==

Pretax operating income                     $ 7,525  $ 6,186      22 %
                                            =======  =======      ==

Operating income, net of tax                $ 5,353  $ 4,487      19 %
                                            =======  =======      ==

    The Company's life insurance premiums and policy charges increased 8% in the first three months of 2001 due to new business and good persistency. First year collected premiums have increased over 22% in the first quarter of 2001 due to a continuation of increases in sales of term products including the Company's new 30-year level term product which was first offered in January 2001. Written premiums on this product totaled approximately $1.1 million in the first quarter of 2001. Total new annualized premium increased 16.2% in the first quarter of 2001 and 12.1% in all of 2000.

    Life insurance operating income increased approximately 19% in the first three months of 2001. This increase was the result of continuing increases in production, good persistency and a reduction in death claims. The mortality ratio of actual to expected death claims decreased to 98% in the first three months of 2001 from 110% in the first quarter of 2000. As a result of the increase in earnings, positive cash flows resulted in a 8.7% increase in invested assets which increased investment income approximately 13%.

NONINSURANCE OPERATIONS
-----------------------

    Noninsurance operations were up 40% due primarily to improved operating results of Alfa Financial Corporation, the Company's finance subsidiary. Growth in both the loan and lease portfolios combined with more favorable interest rate spreads contributed to an increase in net income of $212,000 from the finance subsidiary. While noninsurance operations were positively impacted by the timing of fluctuations in the market value of assets held by the Company's subsidiary covering certain employee benefits, earnings from the real estate and construction subsidiaries were down a total of $159,000 in the first three months of 2001 from the same period in 2000.

CORPORATE
---------

    Corporate expenses increased 11%, or approximately $138,000, due to increased expenses related to stockholder communications and the timing of certain other annual corporate expenses. Favorable trends in short-term interest rates allowed the Company's interest expense to decline slightly from levels experienced in the first quarter of 2000 despite an overall increase in commercial paper borrowings since March 31, 2000 of $7.3 million.

INVESTMENTS
-----------

    The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 2001 and 2000:



                                                                   Three Months Ended
                                                                         March 31,
                                                                   ------------------
                                                                      2001   2000
                                                                      ----   ----
Increase in invested assets since January 1, 2001 and 2000             3.0%   6.8%
Investment yield rate (annualized)                                     6.7%   6.6%
Increase in net investment income since March 31, 2000 and 1999       11.9%   4.5%


    The marginal increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $4.8 million in underwriting income in the first quarter of 2001 and to the improved operating results of the Company's life subsidiary, which had $5.4 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and has provided positive cash flow in the first quarter of both periods. Increases in cash resulting from increased commercial paper borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary, and to fund the Company's stock repurchase program. As a result of the overall positive cash flows from operations, invested assets grew 3.0% since January 1, 2001 and 13.2% since March 31, 2000 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 11.9%. In addition to the increased investment income created by positive cash flow from operations, the Company also had improved investment income results from its finance subsidiary including approximately $480,000 from its commercial lease portfolio purchased on March 31, 2000. The overall yield rate, calculated using amortized cost, has increased slightly to 6.7%. The Company had net realized investment gains of approximately $1.0 million in the first three months of 2001 and $900,000 in the similar period in 2000. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

    The composition of the Company's investment portfolio is as follows at March 31, 2001 and December 31, 2000:

                                  March 31,     December 31,
                                    2001           2000
                                  ---------     ------------
Fixed maturities
 Taxable
  Mortgage backed (CMO's)           26.2%          25.4%
  Corporate bonds                   30.9           30.5
                                   -----          -----
   Total taxable                    57.1           55.9
 Tax exempts                        13.9           14.0
                                   -----          -----
  Total fixed maturities            71.0           69.9
                                   -----          -----
Equity securities                    7.7            8.5
Real estate                          0.1            0.2
Policy loans                         3.4            3.4
Collateral loans                     5.1            5.2
Other long term investments          9.4            8.7
Short term investments               3.3            4.1
                                   -----          -----
                                   100.0%         100.0%
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

    The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at March 31, 2001 and December 31, 2000:


                                                    March 31,    December 31,
                                                      2001           2000
                                                   ---------    ------------
        RATING
        ------
        AAA to A-                                     91.2%         90.6%
        BBB+ to BBB-                                   7.6           8.3
        BB+ and Below (Below investment grade)         1.2           1.1
                                                     -----         -----
                                                     100.0%        100.0%
                                                     =====         =====

    One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

    At March 31, 2001, approximately 36.9% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At March 31, 2001, the Company's total portfolio of fixed maturities had gross unrealized gains of $39,041,902 and gross unrealized losses of $10,886,136. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

    During the first three months of 2001, the Company sold approximately $13.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $9,959 and gross realized losses of $547,089. During the first three months of 2000, the Company sold approximately $6.1 million in fixed maturities available for sale. These sales resulted in gross realized losses of $346,816.

    The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At March 31, 2001, the Company had unrealized gains of approximately $12.9 million in such investments.

    In the first three months of 2001, the Company wrote down two equity securities totaling $575,312, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains. In addition, the Company wrote down four bonds during the same period totaling $1,100,243, whose declines in value were also deemed to be other than temporary and were recorded as a reduction in realized investment gains.

    The Company's investment in other long term investments consists primarily of consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At March 31, 2001 the delinquency ratio on the loan portfolio was 1.70%, down from 1.81% at December 31, 2000. The delinquency ratio on the lease portfolio at March 31, 2001 was 3.01%, down from 4.68% at December 31, 2000. Credit losses of approximately $113,000 were incurred in the first quarter of 2001 including an increase of approximately $11,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first quarter of 2001 were approximately $69,000. At March 31, 2001, the Company maintained an allowance for loan losses of $665,693 or approximately 1.0% of the outstanding loan balance. In addition, at March 31, 2001, the Company maintained an allowance for lease losses of $682,078 or approximately 1.5% of the outstanding lease balance. Other significant long term investments include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

    The effective tax rate in the first three months of 2001 was 27.9% compared to 29.5% for the full year 2000 and 29.1% for the first three months of 2000. The decrease in the effective tax rate in the first three months of 2001 is due primarily to the reduction in income due to increased storm activity. The effective rate has also been impacted by increased tax preference credits on certain investments. Based on information available at March 31, 2001, the Company currently anticipates the effective tax rate for all of 2001 to be approximately 29.8%.

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

    On October 25, 1993, the Company established a Stock Incentive Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock were reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 3,200,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years after the date of the award. During March 2001, the Company issued 202,000 options.

    The Company's Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first three months of 2001, the Company repurchased 64,350 shares at a cost of $1,208,769. At March 31, 2001, the total repurchased was 3,109,450 shares at a cost of $39,286,297. The Company has reissued 369,316 treasury shares as a result of option exercises.

    Total borrowings increased $6.4 million in the first three months of 2001 to $149.6 million. At March 31, 2001, the Company had approximately $127.1 million in commercial paper outstanding at rates ranging from 4.93% to 5.46% with maturities ranging from April 1, 2001 to May 17, 2001. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio, commercial lease portfolio and other corporate short term needs. Backup lines of credit are in place up to $135 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $22.4 million in short-term debt outstanding to affiliates at March 31, 2001 with interest equal to commercial paper rates payable monthly and $103,427 outstanding in other short-term debt at a rate of 7.0%.

    Cash surrenders paid to policyholders on a statutory basis totaled $4.3 million in the first three months of 2001 and $4.1 million for the first three months of 2000. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of
surrender activity.   The structure of the surrender charges is such that
persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 2001, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $434.5 million.

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

    Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama's low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future. In 1999, the Alabama legislature passed a tort reform package that should help to curb some of the excessive litigation experienced in recent years. In addition, a mandatory insurance bill was passed to require motorists to obtain insurance coverage beginning in June 2000. While this requirement will affect both the revenues and losses incurred by the Company in the future, the full extent or impact is not possible to predict and the Company believes any impact on future results will not be significant.

FINANCIAL ACCOUNTING DEVELOPMENTS
---------------------------------

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137, became effective for the Company January 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income as it does not use derivative instruments in the normal course of business. On January 1, 2001, the Company recorded approximately $259,000, net of tax, as the effect upon adoption of this standard.

    The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)" in September 2000. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
--------------------------------------------

    Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

Item 3.
-------

MARKET RISK DISCLOSURES
-----------------------

    The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the three months ended March 31, 2001. For further information, reference is made to Management's Discussion and Analysis of Results of Operations in Alfa Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II.  OTHER INFORMATION



Item 6.
-------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALFA CORPORATION



Date      5/11/01                  By: /s/ Jerry A. Newby
    --------------------               ------------------------
                                       Jerry A. Newby
                                       President



Date      5/11/01                  By: /s/ Stephen G. Rutledge
    --------------------               ------------------------
                                       Stephen G. Rutledge
                                       Senior Vice President,
                                       (Chief Financial Officer and Chief
                                       Investment Officer)