Form 10-Q
period 2001-06-30
ALFA CORP
filed 2001-08-13
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 2001  Commission File Number 0-11773


                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              063-0838024
----------------------------------------------------------------------------
(State of Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                           Identification No.)

2108 East South Boulevard, Montgomery, Alabama  36116
(Mail:    P. O Box 11000, Montgomery, Alabama   36191-0001)
-----------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                           (334) 288-3900
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

                                    Yes    X         No
                                        ------          --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


          Class                                 Outstanding June 30, 2001
-----------------------------                   -------------------------
Common Stock, $1.00 par value                        39,208,628 shares

                                ALFA CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information
         (Consolidated Unaudited)

     Item 1. Financial Statements

          Balance Sheets - June 30, 2001 and
          December 31, 2000                                                   3

          Statements of Income, Six Months and Three Months
          ended June 30, 2001 and 2000                                        4

          Statements of Comprehensive Income, Six Months and Three Months
          ended June 30, 2001 and 2000                                        5

          Statements of Cash Flows, Six Months
          ended June 30, 2001 and 2000                                        6


          Notes to Financial Statements                                       7

          Independent Auditors' Report                                       12

     Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      13

     Item 3.

          Market Risk Disclosures                                            22

Part II.  Other Information

     Item 1.

          Legal Proceedings                                                  23

     Item 6.

          Exhibits and Reports on Form 8-K                                   23

                               ALFA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,      December 31,
                                                                                        2001            2000
                                                                                 -------------------------------
                                                                                    (Unaudited)
Assets
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (fair value $691,959 in 2001 and $792,959 in 2000)                              $652,206        $754,450
     Fixed Maturities Available for Sale, at fair value
       (amortized cost $965,210,724 in 2001 and $937,730,993 in 2000)               980,130,841     946,179,812
     Equity Securities, at fair value (cost $57,285,628
       in 2001 and $53,687,943 in 2000)                                             109,882,163     114,594,848
     Mortgage Loans on Real Estate                                                      159,300         214,394
     Investment Real Estate (net of accumulated
       depreciation of $1,387,999 in 2001 and
       $1,299,407 in 2000)                                                            2,019,050       2,045,171
     Policy Loans                                                                    48,345,675      46,335,399
     Collateral Loans                                                                75,100,595      70,022,985
     Other Long-term Investments                                                    143,176,956     118,945,159
     Short-term Investments                                                          63,853,328      55,933,710
---------------------------------------------------------------------------------------------------------------
       Total Investments                                                          1,423,320,114   1,355,025,928
  Cash                                                                                6,313,926       4,475,672
  Accrued Investment Income                                                          15,550,524      14,020,985
  Accounts Receivable                                                                14,761,075      13,885,864
  Reinsurance Balances Receivable                                                     3,264,264       2,935,521
  Due from Affiliates                                                                 7,105,156       5,753,191
  Deferred Policy Acquisition Costs                                                 149,443,616     144,572,014
  Other Assets                                                                        5,060,388       5,633,934
---------------------------------------------------------------------------------------------------------------
        Total Assets                                                             $1,624,819,063  $1,546,303,109
===============================================================================================================
Liabilities
  Policy Liabilities and Accruals - Property and Casualty Insurance                $143,418,465    $145,077,064
  Policy Liabilities and Accruals - Life Insurance                                  538,232,727     507,455,793
  Unearned Premiums                                                                 136,680,338     121,688,810
  Dividends to Policyholders                                                         10,105,571      10,033,028
  Premium Deposit and Retirement Deposit Funds                                        5,149,559       5,364,453
  Deferred Income Taxes                                                              42,238,030      42,513,055
  Other Liabilities                                                                  72,780,468      82,021,332
  Due to Affiliates                                                                  16,057,073      15,408,988
  Commercial Paper                                                                  136,828,538     117,642,561
  Notes Payable                                                                           -             103,806
  Notes Payable to Affiliates                                                        30,358,972      25,432,979
---------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                         1,131,849,741   1,072,741,869
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity
  Preferred Stock, $1 par value
     Shares authorized: 1,000,000
     Issued: None
  Common Stock, $1 par value
     Shares authorized:  110,000,000
     Issued:  41,891,512
     Outstanding:  2001 - 39,208,628; 2000 - 39,148,527                              41,891,512      41,891,512
  Capital in Excess of Par Value                                                     25,529,903      24,076,380
  Accumulated Other Comprehensive Income                                             43,140,978      45,444,149
  Retained Earnings                                                                 419,860,173     398,705,679
  Treasury Stock: at cost (2001-2,682,884 shares; 2000-2,742,985 shares)            (37,453,244)    (36,556,480)
---------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                                  492,969,322     473,561,240
---------------------------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity                                                     $1,624,819,063  $1,546,303,109
===============================================================================================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                      Six Months Ended              Three Months Ended
                                                                           June 30,                      June 30,
                                                                ----------------------------     -------------------------
                                                                    2001            2000             2001          2000
                                                                ----------------------------     -------------------------
Revenues
  Premiums - Property and Casualty Insurance                    $195,227,850    $185,395,246     $98,322,672   $93,798,575
  Premiums and Policy Charges - Life Insurance                    28,652,937      26,816,538      13,653,961    12,926,313
  Net Investment Income                                           39,576,356      34,690,547      20,413,633    17,558,717
  Realized Investment Gains                                        1,151,136       5,618,755         104,851     4,752,791
  Other Income                                                     1,448,140       1,549,446         629,396       747,330
--------------------------------------------------------------------------------------------------------------------------
    Total Revenues                                               266,056,419     254,070,532     133,124,513   129,783,726
--------------------------------------------------------------------------------------------------------------------------

Benefits and Expenses
  Benefits & Settlement Expenses                                 154,843,981     145,954,192      75,016,990    71,829,975
  Dividends to Policyholders                                       1,904,250       1,849,121         903,510       876,887
  Amortization of Deferred Policy
    Acquisition Costs                                             36,713,343      32,002,272      18,471,126    16,749,561
  Other Operating Expenses                                        27,761,170      21,694,494      14,126,539    10,819,553
--------------------------------------------------------------------------------------------------------------------------

    Total Expenses                                               221,222,744     201,500,079     108,518,165   100,275,976
--------------------------------------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes                          44,833,675      52,570,453      24,606,348    29,507,750

Provision for Income Taxes                                        12,827,158      15,385,024       7,192,288     8,672,496
--------------------------------------------------------------------------------------------------------------------------

Net Income Before Cumulative Effect of Change
     in Accounting Principle, Net of Tax Benefit                  32,006,517      37,185,429      17,414,060    20,835,254

Cumulative Effect of Change in Accounting Principle,
    Net of Income Tax Benefit of $139,344                           (258,781)              0               0             0
--------------------------------------------------------------------------------------------------------------------------

    Net Income                                                   $31,747,736     $37,185,429     $17,414,060   $20,835,254

==========================================================================================================================

Operating Income                                                 $31,258,279     $33,533,238     $17,345,907   $17,745,940

=========================================================================================================================

Earnings Per Share:
Operating Income
    - Basic                                                            $0.80           $0.85           $0.44         $0.45
    - Diluted                                                          $0.79           $0.85           $0.44         $0.45

Net Income Before Cumulative Effect of Change
     in Accounting Principle, Net of Tax Benefit
    - Basic                                                            $0.82           $0.95           $0.44         $0.53
    - Diluted                                                          $0.81           $0.94           $0.44         $0.53

Cumulative Effect of Change in Accounting Principle,
     Net of Tax Benefit
    - Basic                                                           ($0.01)          $0.00           $0.00         $0.00
    - Diluted                                                         ($0.01)          $0.00           $0.00         $0.00

Net Income
    - Basic                                                            $0.81           $0.95           $0.44         $0.53
    - Diluted                                                          $0.80           $0.94           $0.44         $0.53

==========================================================================================================================

Average Shares Outstanding
    - Basic                                                       39,160,202      39,267,605      39,166,321    39,097,428
    - Diluted                                                     39,451,134      39,483,252      39,480,690    39,329,185

==========================================================================================================================


The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                                 Six Months Ended             Three Months Ended
                                                                     June 30,                      June 30,
                                                           ---------------------------    --------------------------
                                                               2001            2000             2001          2000
                                                           ---------------------------    --------------------------
Net Income                                                 $31,747,736     $37,185,429     $17,414,060   $20,835,254
Other Comprehensive (Loss) Income, net of tax:
   Unrealized Investment (Losses) Gains on Securities
     Available for Sale                                     (1,554,933)      4,181,754      (4,510,864)   (1,945,906)
   Less:  Reclassification Adjustment for Realized
     Investment Gains                                          748,238       3,652,191          68,153     3,089,314
                                                           -----------     -----------     -----------   -----------

     Total Other Comprehensive (Loss) Income                (2,303,171)        529,563      (4,579,017)   (5,035,220)
                                                           -----------     -----------     -----------   -----------

       Total Comprehensive Income                          $29,444,565     $37,714,992     $12,835,043   $15,800,034
                                                           ===========     ===========     ===========   ===========



The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Six Months Ended June 30,
                                                                                         2001           2000
                                                                                     --------------------------
Cash Flows From Operating Activities:
  Net Income                                                                         $31,747,736    $37,185,429

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                                (43,375,345)   (40,411,716)
    Amortization of Deferred Policy Acquisition Costs                                 36,713,343     32,002,272
    Depreciation and Amortization                                                        201,602        375,954
    Provision for Deferred Taxes                                                       1,873,379      1,125,522
    Interest Credited on Policyholders' Funds                                         11,110,206      9,870,666
    Net Realized Investment Gains                                                     (1,151,136)    (5,618,755)
    Other                                                                             (1,087,602)    (1,730,236)
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                                         (1,529,539)    (1,469,248)
      (Increase) Decrease in Accounts Receivable                                      (3,106,831)     1,603,809
      (Increase) in Reinsurance Balances Receivable                                     (328,743)    (1,085,962)
      (Increase) in Amounts Due From Affiliates                                       (1,351,965)    (7,503,849)
      Increase in Amounts Due to Affiliates                                              648,085        480,441
      Decrease in Other Assets                                                           573,546        582,918
      Increase in Liability for Policy Reserves                                        2,222,933      5,969,280
      Increase in Liability for Unearned Premiums                                     14,991,528     11,296,727
      (Decrease) in Amounts Held for Others                                             (142,351)       (40,481)
      Increase in Other Liabilities                                                   10,360,593     21,177,966
                                                                                    ------------   ------------
       Net Cash Provided by Operating Activities                                      58,369,439     63,810,737
                                                                                    ------------   ------------
Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment                   102,220        169,882
    Maturities and Redemptions of Fixed Maturities Available for Sale                 38,358,056     29,509,292
    Maturities and Redemptions of Other Investments                                  153,854,323    109,727,298
    Sales of Fixed Maturities Available for Sale                                      21,046,368     29,014,745
    Sales of Other Investments                                                        36,577,604     26,016,544
    Purchase of Fixed Maturities Available for Sale                                  (87,665,016)  (134,878,670)
    Purchase of Other Investments                                                   (226,617,720)  (187,238,378)
    Net (Increase) Decrease in Short-term Investments                                 (7,919,618)    19,131,679
    Net (Increase) in Receivable/Payable on Securities                               (14,289,892)    (2,236,399)
                                                                                    ------------   ------------
       Net Cash (Used in) Investing Activities                                       (86,553,675)  (110,784,007)
                                                                                    ------------   ------------

Cash Flows From Financing Activities:
    Increase in Commercial Paper                                                      19,185,977     43,529,551
    (Decrease) in Notes Payable                                                         (103,806)          (597)
    Increase in Notes Payable to Affiliates                                            4,925,993      4,121,076
    Stockholder Dividends Paid                                                       (10,795,977)    (9,865,160)
    Purchase of Treasury Stock                                                        (1,527,821)    (8,360,394)
    Proceeds from Exercise of Stock Options                                            1,730,269        296,100
    Deposits of Policyholders' Funds                                                  40,542,399     39,527,051
    Withdrawal of Policyholders' Funds                                               (23,934,544)   (22,232,586)
                                                                                    ------------   ------------
       Net Cash Provided by Financing Activities                                      30,022,490     47,015,041
                                                                                    ------------   ------------
Net Increase in Cash                                                                   1,838,254         41,771
Cash - Beginning of Period                                                             4,475,672      6,649,914
                                                                                    ------------   ------------
Cash - End of Period                                                                 $ 6,313,926    $ 6,691,685
                                                                                    ============   ============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year  for:
    Interest                                                                          $4,364,304     $4,370,567
    Income Taxes                                                                     $10,681,000    $13,756,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                                ALFA CORPORATION
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 2001

1.   Significant Accounting Policies
     -------------------------------

     In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2000. The results of operations for the six month and three month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains, net of related tax effects. Certain reclassifications have been made to conform previous classifications to June 30, 2001 classifications and descriptions.

2.   Pooling Agreement
     -----------------

     Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 3). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty's property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of storms to its pool share (65%) of $10 million unless the loss exceeded $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Due to increases in insured property risks, an amendment was made increasing the Company's participation limits from its pool share of the $10 million level to $11 million beginning July 1, 1999. This limit has been amended effective January 1, 2001 to $11.4 million. During 2000, the Company's share of losses exceeding $249 million would have been 13%. During the first six months of 2001, the Alfa Group incurred catastrophic losses of approximately $29.2 million, resulting in a reduction in the Company's net income of approximately $0.12 per diluted share, after reinsurance and taxes. These parameters have been amended to $284 million and 14% as of January 1, 2001. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders. The Pooling Agreement may be terminated by any party thereto upon 90 days notice.

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the six and three month periods ended June 30, 2001 and 2000:

                                 Six  Months Ended June 30,    Three Months Ended June 30,
                                 --------------------------    ---------------------------
                                    2001            2000            2001          2000
                                 --------------------------    ---------------------------
                                                       (in thousands)

Premiums ceded to pool            $ 34,613        $ 31,534        $17,606       $15,996
Premiums assumed from pool        $195,992        $186,063        $98,745       $94,138
Losses ceded to pool              $ 27,782        $ 20,734        $13,825       $ 9,865
Losses assumed from pool          $122,005        $113,114        $58,607       $54,418

     The Company incurred $7.4 million and $2.5 million in storm losses in the first three months of 2001 and 2000, respectively. No storm losses were incurred in the second quarter of either year.

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

     Certain legal proceedings are in process at June 30, 2001. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $352,000 in the first six months of 2001, $3.0 million in 2000, $6.5 million in 1999 and $5.2 million in 1998. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation (Life) are in process at June 30, 2001. Of the 17 proceedings, three were filed in 2001, five were filed in 2000, seven were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. Two of the 17 pending legal proceedings against Life were filed as purported class actions. At present, only one class action has been certified against Life. The trial court order certifying that class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, four purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these five purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

4.   Segment Information
     -------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six month and three month periods ended June 30, 2001 and 2000:



                                                       Six Months Ended June 30,          Three Months Ended June 30,
                                                    ------------------------------       ----------------------------
                                                       2001       2000    % Change         2001     2000    % Change
                                                    ------------------------------       ----------------------------
                                                                             (in thousands)
Earned premiums
 Personal lines                                     $186,930   $177,338       5%         $94,162   $89,731      5%
 Commercial lines                                      6,909      6,709       3%           3,503     3,385      3%
 Pools, associations and fees                          2,153      2,016       7%           1,080     1,023      6%
 Reinsurance ceded                                      (764)      (668)    (14%)           (422)     (340)   (24%)
                                                    --------   --------    ----          -------   -------   ----

  Total                                             $195,228   $185,935       5%         $98,323   $93,799      5%
                                                    ========   ========    ====          =======   =======   ====

Net underwriting income                             $ 14,821   $ 21,078     (30%)        $ 9,980   $11,636    (14%)
                                                    ========   ========    ====          =======   =======   ====

Loss ratio                                              62.1%      60.4%                    58.8%     58.0%
LAE ratio                                                4.0%       5.7%                     4.2%      6.4%
Expense ratio                                           26.3%      22.6%                    26.8%     23.2%
                                                    --------   --------                     ----   -------

GAAP basis combined ratio                               92.4%      88.6%                    89.8%     87.6%
                                                    ========   ========                     ====   =======
Underwriting margin                                      7.6%      11.4%                    10.2%     12.4%
                                                    ========   ========                     ====   =======

Net investment income                               $ 14,258   $ 14,000       2%         $ 7,331   $ 7,016      4%
                                                    ========   ========    ====          =======   =======   ====

Pre-tax operating income                            $ 29,215   $ 35,250     (17%)        $17,382   $18,753     (7%)
                                                    ========   ========    ====          =======   =======   ====

Operating income, net of tax                        $ 21,610   $ 26,379     (18%)        $12,497   $14,433    (13%)
                                                    ========   ========    ====          =======   =======   ====


(Note 4. Continued)

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six month and three month periods ended June 30, 2001 and 2000:

                                                 Six Months Ended June 30,     Three Months Ended June 30,
                                                ---------------------------   ----------------------------
                                                   2001      2000  % Change      2001    2000    % Change
                                                ---------------------------   ----------------------------
                                                                    (in thousands)
Premiums and policy charges
 Universal life policy charges                   $ 7,938   $ 7,305     9%      $ 3,992   $ 3,712     8%
 Universal life policy charges - COLI              1,732     1,610     8%          475       426    12%
 Interest sensitive life policy charges            5,052     5,018     1%        2,545     2,516     1%
 Traditional life insurance premiums              13,732    12,682     8%        6,642     6,273     6%
 Group life insurance premiums                       199       202    (1%)           0         0     0%
                                                 -------   -------  ----       -------   -------    --
  Total                                          $28,653   $26,817     7%      $13,654   $12,927     6%
                                                 =======   =======  ====       =======   =======    ==

Net investment income                            $22,906   $20,225    13%      $11,636   $10,269    13%
                                                 =======   =======  ====       =======   =======    ==

Benefits and expenses                            $32,920   $30,297     9%      $16,193   $14,454    12%
                                                 =======   =======  ====       =======   =======    ==

Pre-tax operating income                         $14,616   $13,112    11%      $ 7,091   $ 6,926     2%
                                                 =======   =======  ====       =======   =======    ==

Operating income, net of tax                     $10,431   $ 9,551     9%      $ 5,078   $ 5,064     0%
                                                 =======   =======  ====       =======   =======    ==

5.   Acquisition of Commercial Lease Portfolio
     -----------------------------------------

     During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. OFC's operating results for the six month and three month periods ended June 30, 2001 were income of approximately $256,000 and $237,000, respectively.

6.   Financial Accounting Developments
     ---------------------------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137 and SFAS No. 138, became effective for the Company January 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income as it does not use derivative instruments in the normal course of business. On January 1, 2001, the Company recorded approximately $259,000, net of tax, as the effect upon adoption of this standard.

(Note 6. Continued)

     The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)" in September 2000. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income.

     The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company's financial position or income.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of June 30, 2001, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP
August 10, 2001
Birmingham, Alabama

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the six month and three month periods ended June 30, 2001 and 2000:

                                            Six Months Ended June 30,              Three Months Ended June 30,
                                      -------------------------------------    -----------------------------------
                                           2001         2000     % Change         2001        2000       % Change
                                      -------------------------------------    -----------------------------------
                                                   (in thousands, except share and per share data)
Revenues
Property and casualty
 insurance premiums                      $195,228      $185,395       5%          $ 98,323      $ 93,798      5%
Life insurance premiums
 and policy charges                        28,653        26,817       7%            13,654        12,927      6%
                                      -----------   -----------     ---        -----------   -----------    ---
   Total premiums and
     policy charges                      $223,881      $212,212       5%          $111,977      $106,725      5%
                                      ===========   ===========     ===        ===========   ===========    ===

Net investment income                    $ 39,576      $ 34,691      14%          $ 20,414      $ 17,559     16%
                                      ===========   ===========     ===        ===========   ===========    ===

Total Revenues                           $266,056      $254,071       5%          $133,125      $129,784      3%
                                      ===========   ===========     ===        ===========   ===========    ===

Net income
  Property and casualty
    insurance                            $ 21,610      $ 26,379     (18%)         $ 12,497      $ 14,433    (13%)
  Life insurance                           10,431         9,551       9%             5,078         5,064      0%
                                      -----------   -----------     ---        -----------   -----------    ---
    Total insurance
      operations                           32,041        35,930     (11%)           17,575        19,497    (10%)
  Noninsurance operations                   1,347         1,045      29%               535           464     15%
  Net realized investment gains               748         3,652     (80%)               68         3,089    (98%)
  Corporate expenses                       (2,129)       (3,442)     38%              (764)       (2,215)    66%
  Cumulative effect of change in
       accounting principle                  (259)            0      NM                  0             0      0%
                                      -----------   -----------     ---        -----------   -----------    ---
 Net income                              $ 31,748      $ 37,185     (15%)         $ 17,414      $ 20,835    (16%)
                                      ===========   ===========     ===        ===========   ===========    ===

       Net income per share-
        Basic                               $0.81         $0.95     (14%)            $0.44         $0.53    (17%)
                                      ===========   ===========     ===        ===========   ===========    ===
        Diluted                             $0.80         $0.94     (15%)            $0.44         $0.53    (17%)
                                      ===========   ===========     ===        ===========   ===========    ===

Weighted average
 shares outstanding - Basic            39,160,202    39,267,605                 39,166,321    39,097,428
                                      ===========   ===========                ===========   ===========
         Diluted                       39,451,134    39,483,252                 39,480,690    39,329,185
                                      ===========   ===========                ===========   ===========

     Total premiums and policy charges increased 5% in the first six months of 2001 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 14% in the first six months of 2001 while invested assets have grown 5.0% in the six months since December 31, 2000.

     Operating income for the first six months decreased by 18% in the property casualty subsidiaries due primarily to an increased level of storm activity during the first quarter of 2001. The 9% increase in income in the life subsidiary is due to greater premium production and increased investment income. Noninsurance operations were up 29% due primarily to solid growth in the loan and lease portfolios. With an improved interest rate spread, the finance subsidiary was the primary contributor to the approximately $300,000 increase in noninsurance net income.

     The Company's net income was negatively impacted by a decrease in realized investment gains. Corporate expenses decreased in the first half of 2001 due to lower interest expense on corporate-related debt primarily used to fund the Company's stock repurchase program.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six month and three month periods ended June 30, 2001 and 2000:

                                            Six Months Ended June 30,             Three Months Ended June 30,
                                         ------------------------------        -------------------------------
                                           2001        2000    % Change           2001       2000   % Change
                                         -------------------------------       -------------------------------
                                                                    (in thousands)
Earned premiums
   Personal lines                         $186,930   $177,338      5%            $94,162   $89,731       5%
   Commercial lines                          6,909      6,709      3%              3,503     3,385       3%
   Pools, associations and fees              2,153      2,016      7%              1,080     1,023       6%
   Reinsurance ceded                          (764)      (668)   (14%)              (422)     (340)    (24%)
                                          --------   --------   ----             -------   -------     ---

     Total                                $195,228   $185,395      5%            $98,323   $93,799       5%
                                          ========   ========   ====             =======   =======     ===

Net underwriting income                   $ 14,821   $ 21,078    (30%)           $ 9,980   $11,636     (14%)
                                          ========   ========   ====             =======   =======     ===

Loss ratio                                    62.1%     60.4%                       58.8%     58.0%
LAE ratio                                      4.0%      5.7%                        4.2%      6.4%
Expense ratio                                 26.3%     22.6%                       26.8%     23.2%
                                          --------   --------                    -------   -------

GAAP basis combined ratio                     92.4%     88.6%                       89.8%     87.6%
                                          ========   =======                     =======   =======

Underwriting margin                            7.6%     11.4%                       10.2%     12.4%
                                          ========   =======                     =======   =======

Net investment income                     $ 14,258   $ 14,000      2%            $ 7,331   $ 7,016       4%
                                          ========   ========   ====             =======   =======     ===

Pre-tax operating income                  $ 29,215   $ 35,250    (17%)           $17,382   $18,753      (7%)
                                          ========   ========   ====             =======   =======     ===

Operating income, net of tax              $ 21,610   $ 26,379    (18%)           $12,497   $14,433     (13%)
                                          ========   ========   ====             =======   =======     ===

     Earned premiums increased 4.8% in the second quarter of 2001 and 5.3% for the first six months of 2001 due to increased production in the number of new homeowner policies written and from continued good persistency in both the automobile and homeowner lines.

     The Company's core underwriting results continued to be favorable in comparison to other insurance carriers due in part to a continued good loss ratio in the automobile line of 60%, compared to the 59% loss ratio experienced in the first six months of 2000. The overall loss ratio decreased to 62.1% for the first two quarters of 2001 as the ratio fell to 58.8% for the second quarter following $7.4 million of storm losses in the first quarter of 2001. Approximately $2.5 million of storm losses were incurred in the first quarter of 2000. Loss adjustment expenses in the first six months of 2001 were 4.0% of earned premiums compared to 5.7% in the same period of 2000. This improvement resulted from a decrease in loss adjustment expense reserves made following a review of reserve levels. The increase in business resulting from the mandatory insurance law becoming effective in Alabama in June 2000 has not resulted in the emergence of additional claims cost at the anticipated levels. Consequently, reserves have been adjusted in 2001 to a more normal level. Another factor in the lower underwriting margin was an increase in expenses from 2000 levels created by the inclusion of Specialty in the pool. Another item contributing to the increased expense level was the higher costs related to technology initiatives.

     Net investment income increased 2% in the first six months of 2001 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 7.1% since June 30, 2000.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six month and three month periods ended June 30, 2001 and 2000:

                                               Six Months Ended June 30,    Three Months Ended June 30,
                                            ----------------------------   ----------------------------
                                                2001     2000   % Change       2001     2000   % Change
                                            ----------------------------   ----------------------------
                                                                  (in thousands)
Premiums and policy charges
   Universal life policy charges             $ 7,938  $ 7,305         9%    $ 3,992  $ 3,712         8%
   Universal life policy charges - COLI        1,732    1,610         8%        475      426        12%
   Interest sensitive life policy charges      5,052    5,018         1%      2,545    2,516         1%
   Traditional life insurance premiums        13,732   12,682         8%      6,642    6,273         6%
   Group life insurance premiums                 199      202        (1%)         0        0         0%
                                             -------  -------        --     -------  -------        --
     Total                                   $28,653  $26,817         7%    $13,654  $12,927         6%
                                             =======  =======        ==     =======  =======        ==

Net investment income                        $22,906  $20,225        13%    $11,636  $10,269        13%
                                             =======  =======        ==     =======  =======        ==

Benefits and expenses                        $32,920  $30,297         9%    $16,193  $14,454        12%
                                             =======  =======        ==     =======  =======        ==

Pre-tax operating income                     $14,616  $13,112        11%    $ 7,091  $ 6,926         2%
                                             =======  =======        ==     =======  =======        ==

Operating income, net of tax                 $10,431  $ 9,551         9%    $ 5,078  $ 5,064         0%
                                             =======  =======        ==     =======  =======        ==

     The Company's life insurance premiums and policy charges increased 7% in the first six months of 2001 due to new business and good persistency. First year collected premiums have increased over 29% in the first half of 2001 due to a continuation of increases in sales of term products including the Company's new 30-year level term product which was first offered in January 2001. Written premiums on this product totaled approximately $2.2 million in the first six months of 2001. Total new annualized premium increased 11.5% in the first half of 2001 and 12.1% in all of 2000.

     Life insurance operating income increased approximately 9% in the first six months of 2001. This increase was the result of continuing increases in production, good persistency and increased investment income. The mortality ratio of actual to expected death claims increased to 107% in the first six months of 2001 from 97% in the first two quarters of 2000. As a result of the increase in earnings, positive cash flows resulted in a 13.4% increase in invested assets since June 30, 2000, increasing investment income approximately 13%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance operations were up 29% due primarily to improved operating results of Alfa Financial Corporation, the Company's finance subsidiary. Growth in both the loan and lease portfolios combined with more favorable interest rate spreads contributed to an increase in net income of $819,000 from the finance subsidiary. Noninsurance operations were negatively impacted by the timing of fluctuations in the market value of assets held by the Company's subsidiary covering certain employee benefits while earnings from the real estate and construction subsidiaries were down a total of $325,000 in the first six months of 2001 from the same period in 2000.

CORPORATE
---------

     Corporate expenses decreased 38%, or approximately $1.3 million, due to favorable trends in short-term interest rates. This reduction in rates allowed the Company's interest expense to decline from levels experienced in the first six months of 2000 despite an overall increase in commercial paper borrowings since June 30, 2000 of $3.0 million.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 2001 and 2000:

                                                                   Six Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                     2001      2000
                                                                  ------------------
Increase in invested assets since January 1, 2001 and 2000            5.0%      9.7%
Investment yield rate (annualized)                                    6.8%      6.6%
Increase in net investment income since June 30, 2000 and 1999       14.1%      6.2%


     The marginal increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $14.8 million in underwriting income in the first six months of 2001 and to the improved operating results of the Company's life subsidiary, which had $10.4 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Increases in cash resulting from increased commercial paper borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary, and to fund the Company's stock repurchase program. As a result of the overall positive cash flows from operations, invested assets grew 5.0% since January 1, 2001 and 12.3% since June 30, 2000 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 14.1%. In addition to the increased investment income created by positive cash flow from operations, the Company also had improved investment income results from its finance subsidiary including approximately $900,000 from its commercial lease portfolio purchased on March 31, 2000. The overall yield rate, calculated using amortized cost, has increased slightly to 6.8%. The Company had net realized investment gains of approximately $1.2 million in the first six months of 2001 and $5.6 million in the similar period in 2000. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at June 30, 2001 and December 31, 2000:

                                 June 30,     December 31,
                                   2001          2000
                                 ------------------------
Fixed maturities
 Taxable
  Mortgage backed (CMO's)          25.5%          25.4%
  Corporate bonds                  29.7           30.5
                                  -----          -----
   Total taxable                   55.2           55.9
 Tax exempts                       13.7           14.0
                                  -----          -----
  Total fixed maturities           68.9           69.9
                                  -----          -----
Equity securities                   7.7            8.5
Real estate                         0.1            0.2
Policy loans                        3.4            3.4
Collateral loans                    5.3            5.2
Other long term investments        10.1            8.7
Short term investments              4.5            4.1
                                  -----          -----
                                  100.0%         100.0%
                                  =====          =====

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since December 31, 2000, the overall mix of investments has remained relatively stable with changes due to a shift from fixed maturities to other long term investments and to market value fluctuations in fixed maturities.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at June 30, 2001 and December 31, 2000:

                                            June 30,    December 31,
                                              2001         2000
                                            ------------------------
RATING
------
AAA to A-                                     91.2%            90.6%
BBB+ to BBB-                                   8.1              8.3
BB+ and Below (Below investment grade)         0.7              1.1
                                            ------------------------
                                             100.0%           100.0%
                                            ========================

     The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At June 30, 2001, approximately 37.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At June 30, 2001, the Company's total portfolio of fixed maturities had gross unrealized gains of $32,522,555 and gross unrealized losses of $17,562,685. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first six months of 2001, the Company sold approximately $21.0 million in fixed maturities available for sale. These sales resulted in gross realized gains of $115,669 and gross realized losses of $548,624. During the same period in 2000, the Company sold approximately $29.0 million in fixed maturities available for sale. These sales resulted in gross realized gains of $120,365 and gross realized losses of $982,019.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At June 30, 2001, the Company had unrealized gains of approximately $11.9 million in such investments.

     In the first six months of 2001, the Company wrote down four equity securities totaling $2,080,968, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains. In addition, the Company wrote down four bonds during the same period totaling $1,100,243, whose declines in value were also deemed to be other than temporary and were recorded as a reduction in realized investment gains.

     The Company's investment in other long term investments consists primarily of consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At June 30, 2001, the delinquency ratio on the loan portfolio was 2.01%, up from 1.81% at December 31, 2000. The delinquency ratio on the lease portfolio at June 30, 2001 was 2.94%, down from 4.68% at December 31, 2000. Credit losses of approximately $275,000 were incurred in the first six months of 2001 including an increase of approximately $50,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first two quarters of 2001 were approximately $101,000. At June 30, 2001, the Company maintained an allowance for loan losses of $732,363 or approximately 1.1% of the outstanding loan balance. In addition, at June 30, 2001, the Company maintained an allowance for lease losses of $857,075 or approximately 1.7% of the outstanding lease balance. Other significant long term investments include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The effective tax rate in the first six months of 2001 was 28.6% compared to 29.5% for the full year 2000 and 29.3% for the first six months of 2000. The decrease in the effective tax rate in the first six months of 2001 is due primarily to the reduction in income due to increased storm activity. The effective rate has also been impacted by increased tax preference credits on certain investments. Based on information available at June 30, 2001, the Company currently anticipates the effective tax rate for all of 2001 to be approximately 28.9%.

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

     The Company's Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first six months of 2001, the Company repurchased 81,150 shares at a cost of $1,527,821. At June 30, 2001, the total repurchased was 3,126,250 shares at a cost of $39,605,349. The Company has reissued 451,366 treasury shares as a result of option exercises.

     Total borrowings increased $24.0 million in the first six months of 2001 to $167.2 million. At June 30, 2001, the Company had approximately $136.8 million in commercial paper outstanding at rates ranging from 3.82% to 4.25% with maturities ranging from July 2, 2001 to August 17, 2001. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio, commercial lease portfolio and other corporate short term needs. Backup lines of credit are in place up to $180 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $30.4 million in short-term debt outstanding to affiliates at June 30, 2001 with interest equal to commercial paper rates payable monthly.

     Cash surrenders paid to policyholders on a statutory basis totaled $8.2 million in the first six months of 2001 and $8.5 million for the first six months of 2000. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 2001, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $427.9 million.

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

FINANCIAL ACCOUNTING DEVELOPMENTS
---------------------------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137 and SFAS No. 138, became effective for the Company January 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income as it does not use derivative instruments in the normal course of business. On January 1, 2001, the Company recorded approximately $259,000, net of tax, as the effect upon adoption of this standard.

     The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)" in September 2000. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income.

     The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company's financial position or income.

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

Item 3.
-------

MARKET RISK DISCLOSURES
-----------------------

     The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the six months ended June 30, 2001. For further information, reference is made to Management's Discussion and Analysis of Results of Operations in Alfa Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II.  OTHER INFORMATION



Item 1.
-------

     LEGAL PROCEEDINGS
     -----------------

     Certain legal proceedings are in process at June 30, 2001. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $352,000 in the first six months of 2001, $3.0 million in 2000, $6.5 million in 1999 and $5.2 million in 1998. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation (Life) are in process at June 30, 2001. Of the 17 proceedings, three were filed in 2001, five were filed in 2000, seven were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. Two of the 17 pending legal proceedings against Life were filed as purported class actions. At present, only one class action has been certified against Life. The trial court order certifying that class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, four purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these five purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Item 6.
-------

     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

     (a)   Exhibits:

           11 - Statement of Computation of Per Share Earnings

           15 - Letter from KPMG LLP Regarding Unaudited Interim Financial Information

     (b)   Reports on Form 8-K:

           There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

           Items other than those listed above are omitted because they are not required or are not applicable.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALFA CORPORATION



Date      8/13/01                  By:    /s/ Jerry A. Newby
    ------------------------          -------------------------------
                                          Jerry A. Newby
                                          President



Date      8/13/01                   By:   /s/  Stephen G. Rutledge
    ------------------------           ------------------------------
                                          Stephen G. Rutledge
                                          Senior Vice President,
                                          (Chief Financial Officer and
                                             Chief Investment Officer)