Form 10-Q
period 2001-09-30
ALFA CORP
filed 2001-11-13
CIK 743532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 2001 Commission File Number 0-11773


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

2108 East South Boulevard, Montgomery, Alabama 36116
(Mail: P.O. Box 11000, Montgomery, Alabama 36191-0001)
------------------------------------------------------
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number
Including Area Code                                               (334) 288-3900
                                                                  --------------


                 None
---------------------------------------

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

                                    Yes   X         No ________
                                        ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

           Class                                 Outstanding September 30, 2001
-----------------------------                    ------------------------------
Common Stock, $1.00 par value                          39,143,678 shares

                               ALFA CORPORATION

                                     INDEX

Part I.      Financial Information                                             Page No.
                                                                               --------
             (Consolidated Unaudited)
       Item 1. Financial Statements

             Balance Sheets - September 30, 2001 and
             December 31, 2000                                                      3

             Statements of Income, Nine Months and Three Months
             ended September 30, 2001 and 2000                                      4

             Statements of Comprehensive Income, Nine Months and Three Months
             ended September 30, 2001 and 2000                                      5

             Statements of Cash Flows, Nine Months
             ended September 30, 2001 and 2000                                      6

             Notes to Financial Statements                                          7

             Independent Accountants' Review Report                                12

       Item 2.

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                         13

       Item 3.
             Market Risk Disclosures                                               22

Part II.     Other Information

       Item 1.

             Legal Proceedings                                                     23

       Item 6.

             Exhibits and Reports on Form 8-K                                      23

                               ALFA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,    December 31,
                                                                                       2001           2000
                                                                                 ------------------------------
                                                                                   (Unaudited)
Assets
  Investments:
     Fixed Maturities Held for Investment, at amortized cost
       (fair value $602,217 in 2001 and $792,959 in 2000)                        $      560,145  $      754,450
     Fixed Maturities Available for Sale, at fair value
       (amortized cost $970,531,590 in 2001 and $937,730,993 in 2000)             1,013,769,609     946,179,812
     Equity Securities, at fair value (cost $60,378,761
       in 2001 and $53,687,943 in 2000)                                              91,515,866     114,594,848
     Mortgage Loans on Real Estate                                                      145,809         214,394
     Investment Real Estate (net of accumulated
       depreciation of $1,411,888 in 2001 and
       $1,299,407 in 2000)                                                            2,691,800       2,045,171
     Policy Loans                                                                    48,935,377      46,335,399
     Collateral Loans                                                                80,183,956      70,022,985
     Other Long-term Investments                                                    146,767,109     118,945,159
     Short-term Investments                                                          82,653,537      55,933,710
---------------------------------------------------------------------------------------------------------------
       Total Investments                                                          1,467,223,208   1,355,025,928
  Cash                                                                                4,388,196       4,475,672
  Accrued Investment Income                                                          14,815,101      14,020,985
  Accounts Receivable                                                                12,498,421      13,885,864
  Reinsurance Balances Receivable                                                     3,783,475       2,935,521
  Due from Affiliates                                                                 4,800,900       5,753,191
  Deferred Policy Acquisition Costs                                                 145,924,525     144,572,014
  Other Assets                                                                        5,553,854       5,633,934
---------------------------------------------------------------------------------------------------------------
       Total Assets                                                              $1,658,987,680  $1,546,303,109
===============================================================================================================

Liabilities
  Policy Liabilities and Accruals - Property and Casualty Insurance              $  142,709,249  $  145,077,064
  Policy Liabilities and Accruals - Life Insurance                                  548,369,854     507,455,793
  Unearned Premiums                                                                 139,311,445     121,688,810
  Dividends to Policyholders                                                         10,247,726      10,033,028
  Premium Deposit and Retirement Deposit Funds                                        5,147,171       5,364,453
  Deferred Income Taxes                                                              43,082,755      42,513,055
  Other Liabilities                                                                  73,737,760      82,021,332
  Due to Affiliates                                                                  15,645,213      15,408,988
  Commercial Paper                                                                  142,434,939     117,642,561
  Notes Payable                                                                               -         103,806
  Notes Payable to Affiliates                                                        33,067,202      25,432,979
---------------------------------------------------------------------------------------------------------------
       Total Liabilities                                                          1,153,753,314   1,072,741,869
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity
  Preferred Stock, $1 par value
    Shares authorized: 1,000,000
    Issued: None
  Common Stock, $1 par value
    Shares authorized:  110,000,000
    Issued:  41,891,512
    Outstanding:  2001 - 39,143,678; 2000 - 39,148,527                               41,891,512      41,891,512
  Capital in Excess of Par Value                                                     25,980,477      24,076,380
  Accumulated Other Comprehensive Income                                             43,978,503      45,444,149
  Retained Earnings                                                                 432,764,660     398,705,679
  Treasury Stock: at cost (2001-2,747,834 shares; 2000-2,742,985 shares)            (39,380,786)    (36,556,480)
---------------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                                   505,234,366     473,561,240
---------------------------------------------------------------------------------------------------------------
       Total Liabilities and
       Stockholders' Equity                                                      $1,658,987,680  $1,546,303,109
===============================================================================================================


 The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 Nine Months Ended              Three Months Ended
                                                                   September 30,                  September 30,
                                                           ----------------------------    --------------------------
                                                                2001            2000            2001          2000
                                                           ----------------------------    --------------------------
Revenues
  Premiums - Property and Casualty Insurance               $295,360,960    $281,039,270    $100,133,110   $95,644,024
  Premiums and Policy Charges - Life Insurance               42,658,144      39,843,490      14,005,207    13,026,952
  Net Investment Income                                      62,212,315      54,203,573      22,635,959    19,513,026
  Realized Investment Gains (Losses)                          3,073,113       5,023,687       1,921,977      (595,068)
  Other Income                                                2,080,488       2,049,296         632,348       499,850
---------------------------------------------------------------------------------------    --------------------------

    Total Revenues                                          405,385,020     382,159,316     139,328,601   128,088,784
---------------------------------------------------------------------------------------    --------------------------

Benefits and Expenses
  Benefits & Settlement Expenses                            235,367,411     224,247,509      80,523,430    78,293,317
  Dividends to Policyholders                                  2,780,276       2,696,686         876,026       847,565
  Amortization of Deferred Policy
    Acquisition Costs                                        55,459,983      49,054,008      18,746,640    17,051,736
  Other Operating Expenses                                   41,466,549      33,935,534      13,705,379    12,241,040
---------------------------------------------------------------------------------------    --------------------------

    Total Expenses                                          335,074,219     309,933,737     113,851,475   108,433,658
---------------------------------------------------------------------------------------    --------------------------

Income Before Provision for Income Taxes                     70,310,801      72,225,579      25,477,126    19,655,126

Provision for Income Taxes                                   19,706,801      21,227,398       6,879,643     5,842,374
---------------------------------------------------------------------------------------    --------------------------

Net Income Before Cumulative Effect of Change
    in Accounting Principle, Net of Tax Benefit              50,604,000      50,998,181      18,597,483    13,812,752

Cumulative Effect of Change in Accounting Principle,
    Net of Income Tax Benefit of $140,394                      (260,731)              0          (1,950)            0
---------------------------------------------------------------------------------------    --------------------------

    Net Income                                             $ 50,343,269    $ 50,998,181    $ 18,595,533  $ 13,812,752
=======================================================================================    ==========================

Operating Income                                           $ 48,606,477    $ 47,732,784    $ 17,348,198  $ 14,199,546
=======================================================================================    ==========================

Earnings Per Share:
Operating Income
    - Basic                                                $       1.24    $       1.22    $       0.44  $       0.36
    - Diluted                                              $       1.23    $       1.21    $       0.44  $       0.36

Net Income Before Cumulative Effect of Change
    in Accounting Principle, Net of Tax Benefit
    - Basic                                                $       1.29    $       1.30    $       0.47  $       0.35
    - Diluted                                              $       1.28    $       1.29    $       0.47  $       0.35

Cumulative Effect of Change in Accounting Principle,
    Net of Tax Benefit
    - Basic                                                      ($0.01)   $       0.00          ($0.00) $       0.00
    - Diluted                                                    ($0.01)   $       0.00          ($0.00) $       0.00

Net Income
    - Basic                                                $       1.29    $       1.30    $       0.47  $       0.35
    - Diluted                                              $       1.28    $       1.29    $       0.47  $       0.35
=======================================================================================    ==========================

Average Shares Outstanding
    - Basic                                                  39,157,857      39,194,840      39,153,245    39,050,892
    - Diluted                                                39,474,135      39,425,588      39,519,073    39,311,077
=======================================================================================    ==========================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                 Nine Months Ended           Three Months Ended
                                                                                    September 30,               September 30,
                                                                              ------------------------   -------------------------

                                                                                  2001         2000          2001          2000
                                                                              ------------------------   -------------------------
Net Income                                                                    $50,343,269  $50,998,181   $18,595,533   $13,812,752
Other Comprehensive (Loss) Income, net of tax:
  Unrealized Investment Gains on Securities Available for Sale                    531,877   16,317,791     2,086,810    12,136,037
  Less:  Reclassification Adjustment for Realized Investment Gains (Losses)     1,997,523    3,265,397     1,249,285      (386,794)
                                                                              -----------  -----------   -----------   -----------

    Total Other Comprehensive (Loss) Income                                    (1,465,646)  13,052,394       837,525    12,522,831
                                                                              -----------  -----------   -----------   -----------

      Total Comprehensive Income                                              $48,877,623  $64,050,575   $19,433,058   $26,335,583
                                                                              ===========  ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                        2001           2000
                                                                                  -------------------------------
Cash Flows From Operating Activities:
  Net Income                                                                       $  50,343,269  $  50,998,181

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Policy Acquisition Costs Deferred                                                (64,172,774)   (59,946,765)
    Amortization of Deferred Policy Acquisition Costs                                 55,459,983     49,054,008
    Depreciation and Amortization                                                       (207,654)       401,296
    Provision for Deferred Taxes                                                       1,920,753        944,338
    Interest Credited on Policyholders' Funds                                         16,986,343     15,181,912
    Net Realized Investment Gains                                                     (3,073,113)    (5,023,687)
    Other                                                                                103,245       (505,434)
    Changes in Operating Assets and Liabilities:
      (Increase) in Accrued Investment Income                                           (794,116)    (2,386,828)
      (Increase) Decrease in Accounts Receivable                                      (5,032,673)     2,421,978
      (Increase) in Reinsurance Balances Receivable                                     (847,954)    (1,499,647)
      Decrease (Increase) in Amounts Due From Affiliates                                 952,291     (4,038,965)
      Increase in Amounts Due to Affiliates                                              236,225        990,613
      Decrease in Other Assets                                                            80,080      1,111,886
      Increase in Liability for Policy Reserves                                        2,303,000     11,276,738
      Increase in Liability for Unearned Premiums                                     17,622,635     12,766,225
      (Decrease) Increase in Amounts Held for Others                                      (2,584)         6,684
      Increase in Other Liabilities                                                   11,663,249     15,262,065
                                                                                   -------------  -------------
       Net Cash Provided by Operating Activities                                      83,540,205     87,014,598
                                                                                   -------------  -------------

Cash Flows From Investing Activities:
    Maturities and Redemptions of Fixed Maturities Held for Investment                   193,775        230,638
    Maturities and Redemptions of Fixed Maturities Available for Sale                 70,941,418     40,457,755
    Maturities and Redemptions of Other Investments                                  230,813,383    173,611,709
    Sales of Fixed Maturities Available for Sale                                      29,662,924     36,145,159
    Sales of Other Investments                                                        47,285,569     37,515,121
    Purchase of Fixed Maturities Available for Sale                                 (131,609,922)  (161,599,841)
    Purchase of Other Investments                                                   (327,848,689)  (266,185,049)
    Net (Increase) Decrease in Short-term Investments                                (26,719,827)    17,853,217
    Net (Increase) in Receivable/Payable on Securities                               (10,142,650)    (2,636,111)
                                                                                   -------------  -------------
       Net Cash (Used in) Investing Activities                                      (117,424,019)  (124,607,402)
                                                                                   -------------  -------------

Cash Flows From Financing Activities:
    Increase in Commercial Paper                                                      24,792,378     36,315,722
    (Decrease) in Notes Payable                                                         (103,806)          (964)
    Increase in Notes Payable to Affiliates                                            7,634,223      9,241,892
    Stockholder Dividends Paid                                                       (16,487,023)   (14,955,395)
    Purchase of Treasury Stock                                                        (3,575,199)    (8,870,081)
    Proceeds from Exercise of Stock Options                                            2,153,707        703,117
    Deposits of Policyholders' Funds                                                  54,579,566     52,843,059
    Withdrawal of Policyholders' Funds                                               (35,197,508)   (33,779,196)
                                                                                   -------------  -------------
       Net Cash Provided by Financing Activities                                      33,796,338     41,498,154
                                                                                   -------------  -------------
Net (Decrease) Increase in Cash                                                          (87,476)     3,905,350
Cash - Beginning of Period                                                             4,475,672      6,649,914
                                                                                   -------------  -------------
Cash - End of Period                                                               $   4,388,196  $  10,555,264
                                                                                   =============  =============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
    Interest                                                                       $   6,442,252  $   6,582,769
    Income Taxes                                                                   $  10,681,000  $  17,225,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

                               ALFA CORPORATION
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2001

1.  Significant Accounting Policies
    -------------------------------

    In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company's business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2000. The results of operations for the nine month and three month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains, net of related tax effects. Certain reclassifications have been made to conform previous classifications to September 30, 2001 classifications and descriptions.

2.  Pooling Agreement
    -----------------

    Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 3). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty's property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of storms to its pool share (65%) of $10 million unless the loss exceeded $249 million on a 100% basis in which case the Company's share in the loss would be based upon its amount of surplus relative to the other members of the group. Due to increases in insured property risks, an amendment was made increasing the Company's participation limits from its pool share of the $10 million level to $11 million beginning July 1, 1999. This limit has been amended effective
January 1, 2001 to $11.4 million.   During 2000, the Company's share of losses
exceeding $249 million would have been 13%. During the first nine months of 2001, the Alfa Group incurred catastrophic losses of approximately $27.7 million, resulting in a reduction in the Company's net income of approximately
$0.12 per diluted share, after reinsurance and taxes.   These parameters have
been amended to $284 million and 14% as of January 1, 2001. The Company's participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company's shareholders. The Pooling Agreement may be terminated by any party thereto upon 90 days notice.

(Note 2. Continued)

     The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine and three month periods ended September 30, 2001 and 2000:


                              Nine  Months Ended September 30,  Three Months Ended September 30,
                              --------------------------------  --------------------------------
                                  2001                2000           2001               2000
                              --------------------------------  --------------------------------
                                                         (in thousands)
Premiums ceded to pool          $ 54,545            $ 47,786       $ 19,932           $16,252
Premiums assumed from pool      $296,510            $282,079       $100,518           $96,016
Losses ceded to pool            $ 42,003            $ 31,528       $ 14,221           $10,794
Losses assumed from pool        $184,258            $175,282       $ 62,253           $62,168

     The Company incurred $7.4 million in storm losses in the first three months of 2001. No storm losses were incurred in the second or third quarters of 2001. The Company incurred approximately $6.7 million in storm losses in the first nine months of 2000, including $4.2 million in the third quarter.

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

    Certain legal proceedings are in process at September 30, 2001. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $760,000 in the first nine months of 2001, $3.0 million in 2000, $6.5 million in 1999 and $5.2 million in 1998. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 18 legal proceedings against Alfa Life Insurance Corporation (Life) are in process at September 30, 2001. Of the 18 proceedings, four were filed in 2001, five were filed in 2000, seven were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. Two of the 18 pending legal proceedings against Life were filed as purported class actions. At present, only one class action has been certified against Life. The trial court order certifying that class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, four purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these five purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

4.   Segment Information
     -------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine month and three month periods ended September 30, 2001 and 2000:

                                  Nine Months Ended September 30,   Three Months Ended September 30,
                                  -------------------------------   --------------------------------
                                     2001      2000      % Change      2001      2000       % Change
                                  -------------------------------   --------------------------------
                                                            (in thousands)
Earned premiums
  Personal lines                  $282,805   $268,942          5%   $ 95,875   $ 91,604           5%
  Commercial lines                  10,466     10,125          3%      3,557      3,416           4%
  Pools, associations and fees       3,239      3,012          8%      1,086        996           9%
  Reinsurance ceded                 (1,149)    (1,040)        11%       (385)      (372)          4%
                                  -------------------------------   --------------------------------

     Total                        $295,361   $281,039          5%   $100,133   $ 95,644           5%
                                  ===============================   ================================

Net underwriting income           $ 21,912   $ 27,330        (20%)  $  7,092   $  6,251          13%
                                  ===============================   ================================

Loss ratio                            62.1%      61.9%                  62.1%      64.8%
LAE ratio                              4.0%       5.3%                   4.1%       4.7%
Expense ratio                         26.5%      23.1%                  26.7%      24.0%
                                  --------------------              --------------------

GAAP basis combined ratio             92.6%      90.3%                  92.9%      93.5%
                                  ====================              ====================
Underwriting margin                    7.4%       9.7%                   7.1%       6.5%
                                  ====================              ====================

Net investment income             $ 23,474   $ 22,187          6%   $  9,216   $  8,187          13%
                                  ===============================   ================================

Pre-tax operating income          $ 45,441   $ 49,683         (9%)  $ 16,226   $ 14,433          12%
                                  ===============================   ================================

Operating income, net of tax      $ 33,445   $ 36,482         (8%)  $ 11,828   $ 10,103          17%
                                  ===============================   ================================

(Note 4. Continued)

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine month and three month periods ended September 30, 2001 and 2000:

                                  Nine Months Ended September 30,   Three Months Ended September 30,
                                  -------------------------------   --------------------------------
                                     2001      2000      % Change      2001      2000       % Change
                                  -------------------------------   --------------------------------
                                                            (in thousands)
Premiums and policy charges
  Universal life policy charges   $ 12,059   $ 10,962         10%   $  4,121   $  3,657          13%
  Universal life policy
    charges - COLI                   2,210      2,055          8%        478        445           7%
  Interest sensitive life
    policy charges                   7,591      7,625          0%      2,539      2,607          (3%)
  Traditional life insurance
    premiums                        20,534     18,878          9%      6,802      6,196          10%
  Group life insurance premiums        264        323        (18%)        65        121         (46%)
                                  -------------------------------   --------------------------------
   Total                          $ 42,658   $ 39,843          7%   $ 14,005   $ 13,026           8%
                                  ===============================   ================================

Net investment income             $ 34,470   $ 30,872         12%   $ 11,564   $ 10,647           9%
                                  ===============================   ================================

Benefits and expenses             $ 50,194   $ 45,558         10%   $ 17,274   $ 15,261          13%
                                  ===============================   ================================

Pre-tax operating income          $ 20,913   $ 19,712          6%   $  6,297   $  6,600          (5%)
                                  ===============================   ================================

Operating income, net of tax      $ 15,530   $ 14,215          9%   $  5,099   $  4,664           9%
                                  ===============================   ================================

5.   Acquisition of Commercial Lease Portfolio
     -----------------------------------------

     During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. OFC's operating results for the nine month and three month periods ended September 30, 2001 were income of approximately $476,000 and $220,000, respectively.

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

(Note 6. Continued)

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

     The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in September 2001. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company's financial position or income.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Subsequently, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At this time, the Company does not anticipate either of these standards having a significant impact on the Company's financial position or income.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of September 30, 2001, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP
November 9, 2001
Birmingham, Alabama

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The following table sets forth consolidated summarized income statement information for the nine month and three month periods ended September 30, 2001 and 2000:

                                    Nine Months Ended September 30,       Three Months Ended September 30,
                                  -----------------------------------   -----------------------------------
                                      2001         2000      % Change       2001         2000      % Change
                                  -----------------------------------   -----------------------------------
                                           (in thousands, except share and per share data)
Revenues
Property and casualty
 insurance premiums               $   295,361   $   281,039        5%   $   100,133   $    95,644        5%
Life insurance premiums
 and policy charges                    42,658        39,843        7%        14,005        13,026        8%
                                  -----------------------------------   -----------------------------------
    Total premiums and
     policy charges               $   338,019   $   320,882        5%   $   114,138   $   108,670        5%
                                  ===================================   ===================================

Net investment income             $    62,212   $    54,204       15%   $    22,636   $    19,513       16%
                                  ===================================   ===================================

Total revenues                    $   405,385   $   382,159        6%   $   139,329   $   128,089        9%
                                  ===================================   ===================================

Net income
 Property and casualty
  insurance                       $    33,454   $    36,511       (8%)  $    11,844   $    10,132       17%
 Life insurance                        15,530        14,215        9%         5,099         4,664        9%
                                  -----------------------------------   -----------------------------------
    Total insurance
     operations                        48,984        50,726       (3%)       16,943        14,796       15%
 Noninsurance operations                2,550         1,302       96%         1,203           257      368%
 Net realized inv. gains
  (losses)                              1,998         3,265      (39%)        1,249          (387)     423%
 Corporate expenses                    (2,928)       (4,295)      32%          (799)         (853)       6%
 Cumulative effect of
  change in
  accounting principle                   (261)            0       NM             (2)            0       NM
                                  -----------------------------------   -----------------------------------
Net income                        $    50,343   $    50,998       (1%)  $    18,596   $    13,813       35%
                                  ===================================   ===================================

    Net income per share-
     Basic                        $      1.29   $      1.30       (1%)  $      0.47   $      0.35       34%
                                  ===================================   ===================================
     Diluted                      $      1.28   $      1.29       (1%)  $      0.47   $      0.35       34%
                                  ===================================   ===================================

Weighted average
 shares outstanding - Basic        39,157,857    39,194,840              39,153,345    39,050,892
                                  =========================             =========================
                      Diluted      39,474,135    39,425,588              39,519,073    39,311,077
                                  =========================             =========================

     Total premiums and policy charges increased 5% in the first nine months of 2001 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 15% in the first nine months of 2001 while invested assets have grown 8.3% in the nine months since December 31, 2000.

     Operating income for the first nine months decreased by 8% in the property casualty subsidiaries due primarily to an increased level of storm activity and an increase in expenses related to technology initiatives. The 9% increase in income in the life subsidiary is due to greater premium production and increased investment income. Noninsurance operations were up 96% due primarily to solid growth in the loan and lease portfolios. With an improved interest rate spread, the finance subsidiary was the primary contributor to the approximately $1.3 million increase in noninsurance net income.

     The Company's net income was negatively impacted by a decrease in realized investment gains. Corporate expenses decreased in the first nine months of 2001 due to lower interest expense on corporate-related debt primarily used to fund the Company's stock repurchase program.

PROPERTY AND CASUALTY INSURANCE OPERATIONS
------------------------------------------

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine month and three month periods ended September 30, 2001 and 2000:

                                    Nine Months Ended September 30,       Three Months Ended September 30,
                                  -----------------------------------   -----------------------------------
                                      2001         2000      % Change       2001         2000      % Change
                                  -----------------------------------   -----------------------------------
                                                                (in thousands)
Earned premiums
  Personal lines                  $   282,805   $   268,942        5%   $    95,875   $    91,604        5%
  Commercial lines                     10,466        10,125        3%         3,557         3,416        4%
  Pools, associations and fees          3,239         3,012        8%         1,086           996        9%
  Reinsurance ceded                    (1,149)       (1,040)      11%          (385)         (372)       4%
                                  -----------------------------------   -----------------------------------

     Total                        $   295,361   $   281,039        5%   $   100,133   $    95,644        5%
                                  ===================================   ===================================

Net underwriting income           $    21,912   $    27,330      (20%)  $     7,092   $     6,251       13%
                                  ===================================   ===================================

Loss ratio                               62.1%         61.9%                   62.1%         64.8%
LAE ratio                                 4.0%          5.3%                    4.1%          4.7%
Expense ratio                            26.5%         23.1%                   26.7%         24.0%
                                  --------------------------            --------------------------

GAAP basis combined ratio                92.6%         90.3%                   92.9%         93.5%
                                  ==========================            ==========================
Underwriting margin                       7.4%          9.7%                    7.1%          6.5%
                                  ==========================            ==========================

Net investment income             $    23,474   $    22,187        6%   $     9,216   $     8,187       13%
                                  ===================================   ===================================

Pre-tax operating income          $    45,441   $    49,683       (9%)  $    16,226   $    14,433       12%
                                  ===================================   ===================================

Operating income, net of tax      $    33,445   $    36,482       (8%)  $    11,828   $    10,103       17%
                                  ===================================   ===================================

     Earned premiums increased 4.7% in the third quarter of 2001 and 5.1% for the first nine months of 2001 due to increased production in the number of new homeowner policies written and from continued good persistency in both the automobile and homeowner lines.

     The Company's core underwriting results continued to be favorable in comparison to other insurance carriers due in part to a continued good loss ratio in the automobile line of 61%, compared to the 59% loss ratio experienced in the first nine months of 2000. The overall loss ratio increased to 62.1% for the first three quarters of 2001 as the ratio climbed to 62.1% for the third quarter. While approximately $7.4 million of storm losses were incurred in the first quarter of 2001, the Company incurred no storm losses in the second or third quarters of 2001. The Company incurred approximately $6.7 million in storm losses in the first nine months of 2000, including $4.2 million in the third quarter. Loss adjustment expenses in the first nine months of 2001 were 4.0% of earned premiums compared to 5.3% in the same period of 2000. This improvement resulted from a decrease in loss adjustment expense reserves made following a review of reserve levels. The increase in business resulting from the mandatory insurance law becoming effective in Alabama in June 2000 has not resulted in the emergence of additional claims cost at the anticipated levels. Consequently, reserves have been adjusted in 2001 to a more normal level. Another factor in the lower underwriting margin was an increase in expenses from 2000 levels created by the inclusion of Specialty in the pool. Another item contributing to the increased expense level was the higher costs related to technology initiatives.

     Net investment income increased 6% in the first nine months of 2001 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 9.7% since September 30, 2000.

LIFE INSURANCE OPERATIONS
-------------------------

     The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine month and three month periods ended September 30, 2001 and 2000:

                                                   Nine Months Ended           Three Months Ended
                                                     September 30,                September 30,
                                             ---------------------------  ---------------------------
                                               2001     2000    % Change     2001     2000   % Change
                                             ---------------------------  ---------------------------
                                                                  (in thousands)
Premiums and policy charges
  Universal life policy charges              $12,059  $10,962        10%  $ 4,121  $ 3,657        13%
  Universal life policy charges - COLI         2,210    2,055         8%      478      445         7%
  Interest sensitive life policy charges       7,591    7,625         0%    2,539    2,607        (3%)
  Traditional life insurance premiums         20,534   18,878         9%    6,802    6,196        10%
  Group life insurance premiums                  264      323       (18%)      65      121       (46%)
                                             ---------------------------  ---------------------------
     Total                                   $42,658  $39,843         7%  $14,005  $13,026         8%
                                             ===========================  ===========================

Net investment income                        $34,470  $30,872        12%  $11,564  $10,647         9%
                                             ===========================  ===========================

Benefits and expenses                        $50,194  $45,558        10%  $17,274  $15,261        13%
                                             ===========================  ===========================

Pre-tax operating income                     $20,913  $19,712         6%  $ 6,297  $ 6,600        (5%)
                                             ===========================  ===========================

Operating income, net of tax                 $15,530  $14,215         9%  $ 5,099  $ 4,664         9%
                                             ===========================  ===========================

     The Company's life insurance premiums and policy charges increased 7% in the first nine months of 2001 due to new business and good persistency. First year collected premiums have increased over 26% in the first nine months of 2001 due to a continuation of increases in sales of term products including the Company's new 30-year level term product which was first offered in January 2001. Annualized written premiums on this product totaled approximately $3.2 million in the first nine months of 2001. Total new annualized premiums increased 6.4% in the first three quarters of 2001 and 12.1% in all of 2000.

     Life insurance operating income increased approximately 9% in the first nine months of 2001. This increase was the result of continuing increases in production, good persistency and increased investment income. The mortality ratio of actual to expected death claims increased to 106% in the first nine months of 2001 from 102% in the first three quarters of 2000. As a result of the increase in earnings, positive cash flows resulted in a 12.7% increase in invested assets since September 30, 2000, increasing investment income approximately 12%.

NONINSURANCE OPERATIONS
-----------------------

     Noninsurance operations were up 96% due primarily to improved operating results of Alfa Financial Corporation, the Company's finance subsidiary. Growth in both the loan and lease portfolios combined with more favorable interest rate spreads contributed to an increase in net income of $1,259,000 from the finance subsidiary. Noninsurance operations were positively impacted by the timing of fluctuations in the market value of assets held by the Company's subsidiary covering certain employee benefits while earnings from the real estate and construction subsidiaries were down a total of $330,000 in the first nine months of 2001 from the same period in 2000.

CORPORATE
---------

     Corporate expenses decreased 32%, or approximately $1.4 million, due primarily to favorable trends in short-term interest rates. This reduction in rates allowed the Company's interest expense to decline from levels experienced in the first nine months of 2000. Corporate interest expense was also reduced by a decrease in commercial paper borrowings used to fund corporate expenses.

INVESTMENTS
-----------

     The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 2001 and 2000:


                                                                        Nine Months Ended
                                                                          September 30,
                                                                       -------------------
                                                                          2001      2000
                                                                       -------------------
Increase in invested assets since January 1, 2001 and 2000                 8.3%     12.3%
Investment yield rate (annualized)                                         7.0%      6.8%
Increase in net investment income since September 30, 2000 and 1999       14.8%     11.5%

     The marginal increase in positive cash flow from operations is due primarily to continued profitable operating results in the Company's property and casualty subsidiaries, which had $21.9 million in underwriting income in the first nine months of 2001 and to the improved operating results of the Company's life subsidiary, which had $15.5 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Increases in cash resulting from increased commercial paper borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary, and to fund the Company's stock repurchase program. As a result of the overall positive cash flows from operations, invested assets grew 8.3% since January 1, 2001 and 13.1% since September 30, 2000 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 14.8%. In addition to the increased investment income created by positive cash flow from operations, the Company also had improved investment income results from its finance subsidiary including approximately $1.4 million from its commercial lease portfolio purchased on March 31, 2000. The overall yield rate, calculated using amortized cost, has increased slightly to 7.0%. The Company had net realized investment gains of approximately $3.1 million in the first nine months of 2001 and $5.0 million in the similar period in 2000. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

     The composition of the Company's investment portfolio is as follows at September 30, 2001 and December 31, 2000:

                                             September 30,   December 31,
                                                 2001            2000
                                             ----------------------------
          Fixed maturities
           Taxable
            Mortgage backed (CMO's)              25.5%           25.4%
            Corporate bonds                      30.1            30.5
                                             ----------------------------
             Total taxable                       55.6            55.9
           Tax exempts                           13.6            14.0
                                             ----------------------------
            Total fixed maturities               69.2            69.9
          Equity securities                       6.2             8.5
          Real estate                             0.2             0.2
          Policy loans                            3.3             3.4
          Collateral loans                        5.5             5.2
          Other long term investments            10.0             8.7
          Short term investments                  5.6             4.1
                                             ----------------------------
                                                100.0%          100.0%
                                             ============================

     The majority of the Company's investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since December 31, 2000, the overall mix of investments has remained relatively stable with changes due to a shift from equity securities to other long term investments and to market value fluctuations.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at September 30, 2001 and December 31, 2000:

                                                   September 30,   December 31,
                                                       2001            2000
                                                   ----------------------------
          RATING
          ------
          AAA to A-                                    90.6%          90.6%
          BBB+ to BBB-                                  8.7            8.3
          BB+ and Below (Below investment grade)        0.7            1.1
                                                      ---------------------
                                                      100.0%         100.0%
                                                      =====================

     The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

     At September 30, 2001, approximately 36.9% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO's) and pass through securities. Based on reviews of the Company's portfolio of mortgage-backed securities, the impact of prepayment risk on the Company's financial position is not believed to be significant. At September 30, 2001, the Company's total portfolio of fixed maturities had gross unrealized gains of $54,099,238 and gross unrealized losses of $10,819,147. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

     During the first nine months of 2001, the Company sold approximately $29.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $115,559 and gross realized losses of $1,635,745. During the same period in 2000, the Company sold approximately $36.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $120,725 and gross realized losses of $1,029,950.

     The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company's financial condition. At September 30, 2001, the Company had unrealized gains of approximately $8.9 million in such investments.

     In the first nine months of 2001, the Company wrote down four equity securities totaling $2,727,768, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains. In addition, the Company wrote down four bonds during the same period totaling $1,371,340, whose declines in value were also deemed to be other than temporary and were recorded as a reduction in realized investment gains.

     The Company's investment in other long term investments consists primarily of consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At September 30, 2001, the delinquency ratio on the loan portfolio was 1.86%, up from 1.81% at December 31, 2000. The delinquency ratio on the lease portfolio at September 30, 2001 was 2.99%, down from 4.68% at December 31, 2000. Credit losses of approximately $496,000 were incurred in the first nine months of 2001 including an increase of approximately $111,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first three quarters of 2001 were approximately $133,000. At September 30, 2001, the Company maintained an allowance for loan losses of

$795,341 or approximately 1.1% of the outstanding loan balance. In addition, at September 30, 2001, the Company maintained an allowance for lease losses of $910,752 or approximately 1.7% of the outstanding lease balance. Other significant long term investments include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES
------------

     The effective tax rate in the first nine months of 2001 was 28.0% compared to 29.5% for the full year 2000 and 29.4% for the first nine months of 2000. The decrease in the effective tax rate in the first nine months of 2001 is due primarily to the reduction in income due to increased storm losses and additional expenses related to technology initiatives. The effective rate has also been impacted by increased tax preference credits on certain investments. Based on information available at September 30, 2001, the Company currently anticipates the effective tax rate for all of 2001 to be approximately 28.7%.

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

     On September 24, 2001, the Company's Board of Directors approved an increase in the stock repurchase program by authorizing the repurchase of an additional 2,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. Consequently, the current authorization would allow the Company to repurchase up to 6,000,000 shares. During the first nine months of 2001, the Company repurchased 177,950 shares at a cost of $3,575,199. At September 30, 2001, the total repurchased was 3,223,050 shares at a cost of $41,652,727. The Company has reissued 483,216 treasury shares as a result of option exercises.

     Total borrowings increased $32.3 million in the first nine months of 2001 to $175.5 million. At September 30, 2001, the Company had approximately $142.4 million in commercial paper outstanding at rates ranging from 2.55% to 3.51% with maturities ranging from October 10, 2001 to November 16, 2001. The Company intends to continue to use the commercial paper program to fund the consumer loan portfolio, commercial lease portfolio and other corporate short term needs. Backup lines of credit are in place up to $180 million. The Company has an A-1+, P-1 commercial paper rating from Standard & Poor's and Moody's Investors Service. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $33.1 million in short-term debt outstanding to affiliates at September 30, 2001 with interest equal to commercial paper rates payable monthly.

     Cash surrenders paid to policyholders on a statutory basis totaled $11.7 million in the first nine months of 2001 and $12.4 million for the first nine months of 2000. This level of surrenders is within the Company's pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 2001, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $452.2 million.

     The Company's business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company's financial condition and operating results. However, the Company's current catastrophe protection program, which began November 1, 1996, reduces the earnings volatility caused by such catastrophe exposures.

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

     The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in September 2001. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company's financial position or income.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Subsequently, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At this time, the Company does not anticipate either of these standards having a significant impact on the Company's financial position or income.

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

Item 3.
-------

MARKET RISK DISCLOSURES
-----------------------

     The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the nine months ended September 30, 2001. For further information, reference is made to Management's Discussion and Analysis of Results of Operations in Alfa Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II. OTHER INFORMATION

Item 1.
-------

     LEGAL PROCEEDINGS
     -----------------

     Certain legal proceedings are in process at September 30, 2001. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $760,000 in the first nine months of 2001, $3.0 million in 2000, $6.5 million in 1999 and $5.2 million in 1998. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 18 legal proceedings against Alfa Life Insurance Corporation (Life) are in process at September 30, 2001. Of the 18 proceedings, four were filed in 2001, five were filed in 2000, seven were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. Two of the 18 pending legal proceedings against Life were filed as purported class actions. At present, only one class action has been certified against Life. The trial court order certifying that class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, four purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these five purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Item 6.
-------

     EXHIBITS AND REPORTS ON FORM 8-K
     --------------------------------

     (a)  Exhibits:

          11 - Statement of Computation of Per Share Earnings

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

          Items other than those listed above are omitted because they are not required or are not applicable.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALFA CORPORATION



Date      11/12/01                 By:      /s/ Jerry A. Newby
    -------------------               -----------------------------------
                                                  Jerry A. Newby
                                                  President



Date      11/12/01                 By:      /s/ Stephen G. Rutledge
    -------------------               -----------------------------------
                                                  Stephen G. Rutledge
                                                  Senior Vice President,
                                                  (Chief Financial Officer and
                                                  Chief Investment Officer)