Form 10-K
period 2001-12-31
ALFA CORP
filed 2002-03-25
CIK 743532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2001           Commission File Number 0-11773
---------------------------------------                                  -------

                                ALFA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                     63-0838024
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

2108 East South Boulevard
P.O. Box 11000, Montgomery, Alabama                                   36191-0001
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip-Code)

Registrant's Telephone Number including Area Code                 (334) 288-3900
                                                    ----------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None
              -----------------------------------------------------

          Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $1.00 per share
              -----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        -----------              -----------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2002, was $509,317,389.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

         Class                                     Outstanding December 31, 2001
-----------------------------                      -----------------------------
Common Stock, $1.00 par value                            39,179,678 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's annual report to security holders for the fiscal year ended December 31, 2001, and proxy statement for the annual meeting of stockholders to be held April 25, 2002, are incorporated by reference into Part II and Part III.

                                     Part I



Item 1.  Business.
         ---------

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

     Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 52.3% of Alfa Corporation's common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). The Company's common stock is traded on the NASDAQ Stock Market's National Market under the symbol ALFA.

     Alfa Corporation's insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 81.2% of the Company's property and casualty premium income and 71.1% of its total premium income for 2001 was derived from the Company's participation with the Mutual Group in a Pooling Agreement. Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the "Pooling Agreement") with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. On January 1, 2001, Alfa Mutual Fire Insurance Company and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company's subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group's direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group including Specialty. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group's catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation's participation in any single catastrophic event or series of disasters to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company's share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:


                               Lower                    Upper                  Coinsurance Allocation
                            Catastrophe               Catastrophe                 of Catastrophes
                            Pool Limit                Pool Limit                  Exceeding Upper
                            (millions)                (millions)               Catastrophe Pool Limit
-----------------------------------------------------------------------------------------------------

November 1, 1996               $10.0                    $249.0                          13%
July 1, 1999                    11.0                     284.0                          13%
January 1, 2001                 11.4                     284.0                          14%
January 1, 2002                 11.6                     289.0                          16%


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

     Segment profit or loss for the property and casualty operating segment is measured by underwriting profits and losses as well as by total net profit. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by total net profit. Segment expenses are borne by the segment which directly incurred such expense or are allocated based on the Management and Operating Agreement discussed in Note 3 of the Company's annual report to security holders for the year ended December 31, 2001 as included in Exhibit 13. Presented below is summarized financial information for the Company's four business segments as of and for the years ended December 31, 2001, 2000 and 1999:


                                                                    Years Ended December 31,
                                         -------------------------------------------------------------------------------
                                                     2001                   2000                      1999
                                         -------------------------------------------------------------------------------
                                                        (in thousands, except share and per share data)
Premiums and other
 revenues
Property and casualty
 insurance                                         $427,425               $406,628                  $388,495
Life insurance                                      109,356                 99,128                    88,883
Noninsurance operations                              12,420                  9,163                     7,917
Corporate                                            (2,401)                (4,266)                   (2,752)
                                         ---------------------------------------------------------------------
Premiums and revenues
 before eliminations                               $546,800               $510,653                  $482,543
Eliminations                                           (504)                  (340)                     (282)
                                         ---------------------------------------------------------------------
Total premiums and
 other revenues                                    $546,296               $510,313                  $482,261
                                         =====================================================================
Net income
Insurance operations
Property and casualty
 insurance                                         $ 45,989              $  49,551                 $  49,492
Life insurance                                       19,792                 17,977                    11,597
                                         ---------------------------------------------------------------------
Total insurance operations                         $ 65,781               $ 67,528                 $  61,089
Noninsurance operations                               3,552                  1,550                     3,092
Net realized investment gains                         4,191                  3,424                     3,289
Corporate expenses                                   (3,562)                (5,681)                   (2,913)
Cumulative effect of changes
  in accounting principles                             (456)                     0                         0
                                         ---------------------------------------------------------------------
Net income                                         $ 69,506              $  66,821                 $  64,557
                                         =====================================================================
  Net income per share
         Basic                                        $1.78                  $1.71                     $1.61
                                         =====================================================================
         Diluted                                      $1.76                  $1.70                     $1.60
                                         =====================================================================
Weighted average
  shares outstanding
         Basic                                   39,158,056             39,168,102                39,980,880
                                         =====================================================================
         Diluted                                 39,481,641             39,407,152                40,235,690
                                         =====================================================================


Property and Casualty Business:

     The Alfa Insurance Group's primary business is personal lines property and casualty insurance, which accounts for over 75% of total premiums and approximately 70% of total revenues. Automobile and homeowners insurance account for approximately 85% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys a 20% share of the personal automobile and homeowners markets, second only to State Farm. The Company is a direct writer and distributes its products utilizing the employee/agent sales force of Mutual. The following table shows the Company's premium distribution by product in property and casualty insurance for 2001:

                   Automobile                      64.6%
                   Homeowner                       20.4%
                   Farmowner                        5.3%
                   Commercial                       4.6%
                   Manufactured Home                3.2%
                   Other                            1.9%
                                                  ------
                                                  100.0%
                                                  ======

     The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income (loss), GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 2001, 2000 and 1999:


                                                                    Years Ended December 31,
                                                 ------------------------------------------------------------

                                                      2001                   2000                   1999
                                                 ------------------------------------------------------------
                                                                         (in thousands)
Earned premiums
  Personal lines                                  $ 379,933               $359,862                $341,248
  Commercial lines                                   14,062                 13,589                  13,044
  Pools, associations
     and fees                                         4,363                  4,012                   3,908
  Reinsurance ceded                                  (1,496)                (1,344)                 (1,230)
                                                 ------------------------------------------------------------
       Total                                       $396,862               $376,119                $356,970
                                                 ============================================================
Net underwriting income                            $ 31,368               $ 38,046                $ 41,040
                                                 ============================================================
Loss ratio                                             61.7%                  61.2%                   60.2%
LAE ratio                                               3.6%                   4.7%                    4.8%
Expense ratio                                          26.8%                  24.0%                   23.5%
                                                 ------------------------------------------------------------
GAAP basis combined ratio                              92.1%                  89.9%                   88.5%
                                                 ============================================================
Underwriting margin                                     7.9%                  10.1%                   11.5%
                                                 ============================================================
Net investment income                             $  31,278              $  29,645                $ 27,601
                                                 ============================================================
Operating income before tax                       $  62,362              $  68,050                $ 70,064
                                                 ============================================================
Operating income, net of tax                      $  45,989              $  49,551                $ 49,492
                                                 ============================================================



     The Company's strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby attracting and underwriting to achieve a preferred, profitable book of business. The Company's objective is to operate with an underwriting profit. Historically, this objective has been met except for five years, which were primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation's share of the Alfa Group's storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. Alfa Group pooled catastrophe losses for 2001 and 2000 totaled approximately $39 million and $26 million, respectively. The Company's share of such losses totaled $7.4 million and $7.2 million in 2001 and 2000, respectively. No catastrophe losses were incurred in 1999.

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

     Life offers several different types of whole life and term insurance products. As of December 31, 2001, Life had in excess of $15.2 billion of life insurance in force. As of December 31, for each year indicated, the Company had insurance in force as follows:


                                2001                 2000                  1999
                             -----------------------------------------------------
                                                (in thousands)

Ordinary life               $15,116,190          $13,557,381           $11,970,328
Credit life                 $     9,161          $     8,217           $     6,853
Group life                  $    41,957          $    38,835           $    38,354


The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 2001, 2000, and 1999:


                                                                       Years Ended December 31,
                                                     ---------------------------------------------------------
                                                      2001                      2000                    1999
                                                     ---------------------------------------------------------
                                                                           (in thousands)
Premiums and Policy Charges
    Universal life policy charges                    $16,279                   $15,014                 $13,607
    Universal life policy charges- COLI                2,677                     2,488                   2,234
    Interest sensitive life policy charges            10,105                    10,509                   9,518
    Traditional life insurance premiums               26,682                    24,743                  22,678
    Group life insurance premium                         264                       324                     323
                                                     ---------------------------------------------------------
             Total                                   $56,007                   $53,078                 $48,360
                                                     =========================================================
Net investment income                                $46,623                   $41,958                 $37,873
                                                     =========================================================
Benefits and expenses                                $66,929                   $62,966                 $64,286
                                                     =========================================================
Operating income before tax                          $27,653                   $24,841                 $15,200
                                                     =========================================================
Operating income, net of tax                         $19,792                   $17,977                 $11,597
                                                     =========================================================

     A discussion of the Company's operating results shown above is included on page 5 of Exhibit 13 representing page 15 of the Company's annual report to security holders for the year ended December 31, 2001.

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

Investments:
-----------

     The Company's income is directly affected by its investment income or loss from its investment portfolio. The capital and reserves of the Company are invested in assets comprising its investment portfolio. The insurance laws prescribe the nature and quality of investments that may be made, and included in its investment portfolio. Such investments include qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage-backed securities, mortgages, consumer loans, commercial leases and certain other assets.

     The Company's investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $511.9 million to almost $1.5 billion at the end of 2001, a compound annual growth rate of 11.3%. During that same period investment income has more than doubled, growing from $34.8 million to over $84.7 million. At year end, the value of unrealized gains in Alfa's portfolio was $34.0 million, net of tax. The portfolio was invested 64.5% in fixed income securities, 5.0% in equities, 10.1% in short-term marketable securities and 20.2% in other investments which include consumer loans, commercial leases, partnerships and 0.2% in real estate and mortgage loans.

     The rating of the Company's portfolio of fixed maturities using the Standard & Poor's rating categories is as follows at December 31, 2001 and 2000:

                                                     December 31,
                                               ---------------------
                                                2001           2000
                                               ---------------------
AAA to A-                                       88.8%          90.6%
BBB+ to BBB-                                    10.8%           8.3%
BB+ and below (below investment grade)            .4%           1.1%
                                               ---------------------
                                               100.0%         100.0%
                                               =====================

     For more information about the Company's investments, see the investment section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 18 of the Company's annual report to security holders for the fiscal year ended December 31, 2001, which is incorporated herein by reference in Item 7.

Reserves:
--------

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

     Life Reserves: The life insurance policy reserves reflected in the Company's financial statements as future policy benefits are calculated based on generally accepted accounting principles. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life's reserves are reported in the financial statements (See Note 6 - Future Policy Benefits, Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements on page 37 of the Company's annual report to security holders for the year ended December 31, 2001, incorporated herein by reference).

     Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with generally accepted accounting principles, is summarized as follows:


                                             2001                              2000                                1999
                               --------------------------------------------------------------------------------------------------
                               Property and                      Property and                         Property and
                                 Casualty            Life          Casualty            Life             Casualty          Life
                               ------------      ----------      ------------      -----------        ------------    -----------
Balance at January 1,          $145,077,064      $4,694,823      $143,148,690      $ 3,290,410        $138,030,306    $ 2,812,704
Less Reinsurance recoverables
    on unpaid losses             (1,681,098)     (1,251,651)       (1,828,994)        (295,000)           (759,568)      (353,195)
                               ---------------------------------------------------------------------------------------------------
Net balance at January 1,       143,395,966       3,443,172       141,319,696        2,995,410         137,270,738      2,459,509
                               ---------------------------------------------------------------------------------------------------
Incurred related to:
    Current year                281,868,794      18,912,632       266,087,327       16,022,555         249,992,384     14,512,337
    Prior years                 (22,713,788)         95,565       (18,427,579)          65,933         (17,849,537)      (298,357)
                               ---------------------------------------------------------------------------------------------------
    Total incurred              259,155,006      19,008,197       247,659,748       16,088,488         232,142,847     14,213,980
                               ---------------------------------------------------------------------------------------------------
Paid related to:
    Current year                203,950,000      17,032,871       188,870,000       13,916,158         169,943,000     12,957,553
    Prior years                  60,626,736       1,547,303        56,713,478        1,724,568          58,150,889        720,526
                               ---------------------------------------------------------------------------------------------------
    Total paid                  264,576,736      18,580,174       245,583,478       15,640,726         228,093,889     13,678,079
                               ---------------------------------------------------------------------------------------------------
Net balance at December 31,     137,974,236       3,871,195       143,395,966        3,443,172         141,319,696      2,995,410
Plus reinsurance recoverables
    on unpaid losses              2,199,926         954,204         1,681,098       1,251,651            1,828,994        295,000
                               ---------------------------------------------------------------------------------------------------
Balance at December 31,        $140,174,162     $ 4,825,399      $145,077,064      $ 4,694,823        $143,148,690    $ 3,290,410
                               ===================================================================================================


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

Other Business:
--------------

     The Company operates seven other subsidiaries which are not considered to be significant by SEC Regulations for purposes of separate disclosure. These subsidiaries are Alfa Financial Corporation (Financial), a lending and leasing institution, Alfa Investment Corporation, a real estate investment business and its wholly owned subsidiary, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, Alfa Agency Georgia, Inc., Alfa Agency Mississippi, Inc. and Alfa Benefits Corporation, a provider of benefit services for the Alfa Group.

     Financial is an institution engaged principally in making consumer loans and originating commercial leases. Loans are available through substantially all agency offices of the Company. These loans and leases are collateralized by automobiles and other property. The Company considers an account to be delinquent if it is thirty or more days late in its scheduled payments. At December 31, 2001, the delinquency ratio on the loan portfolio was 1.78%, or $1.3 million. Loans charged off in 2001 totaled $428,426 or 0.6% of the average outstanding loan portfolio. At December 31, 2001, the Company maintained an allowance for loan losses of $892,076 or approximately 1.1% of the outstanding loan balance. At December 31, 2001, the delinquency ratio on the lease portfolio was 4.37%, or $2.7 million. Leases charged off in 2001 were $441,438 or 0.8% of the average outstanding lease portfolio. At December 31, 2001, the Company maintained an allowance for lease losses of $1,310,041 or approximately 1.8% of the outstanding lease balance.

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

Relationship with Mutual Group:
------------------------------

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

     At December 31, 2001, Mutual owned 16,234,988 shares, or 41.44%, Alfa Mutual Fire Insurance Company owned 4,128,336 shares, or 10.54%, and Alfa Mutual General Insurance Company owned 143,650 shares, or 0.37%, of the Company's outstanding common stock.

Competition:
-----------

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

     Restrictions on Dividends to Stockholders:    The Company's insurance
subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the net income for the preceding year, or for life companies - the net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company's subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2002 without prior approval of regulatory authorities is approximately $58.3 million based on December 31, 2001 financial condition and results of operations.

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

Personnel:
---------

     The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments and Management. At December 31, 2001, the Company was represented by 486 agents in Alabama who are employees of Mutual. The Company's property and casualty subsidiaries had 127 independent exclusive agents in Georgia and Mississippi at December 31, 2001. The Company believes its employee relations are good.

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

Item 3.  Legal Proceedings.
         -----------------

     Certain legal proceedings are in process at December 31, 2001. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $930,000 in 2001, $3.0 million in 2000, and $6.5 million in 1999. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 15 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at December 31, 2001. Of the 15 proceedings, three were filed in 2001, four were filed in 2000, six were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. Life has filed post-trial motions asking the trial court to reverse the verdict, or in the alternative, reduce the amount of the verdict. The trial court has issued a post-trial order reducing the punitive damage award to $900,000, pursuant to Alabama's tort reform law. In the event the trial court denies Life's other post-trial motions, Life will appeal the case to the Alabama Supreme Court. Two of the 15 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The recent trial court order certifying the second class action will be appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Item 4.  Submission of Matters to Vote of Security Holders.    Not applicable.
         -------------------------------------------------

Executive Officers of the Company:
---------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in Part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 25, 2002.

     The following is a list of name and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.


Name                       Age      Position                                                       Since
----                       ---      --------                                                       -----

Jerry A. Newby             54       Chairman of the Board and President                             1998
                                    President of its Subsidiaries and associated
                                    companies; President Alabama Farmers Federation,
                                    and farmer.

C. Lee Ellis               50       Executive Vice President, Operations and Treasurer of           1999
                                    Alfa Corporation and its subsidiaries since 1999
                                    Prior to 1999, Executive Vice President, Investments.

Charles W. Hawkins         64       Executive Vice President, Marketing                             2000
                                    Prior to 2000, Senior Vice President, Marketing
                                    North Alabama

Stephen G. Rutledge        43       Senior Vice President, CFO                                      2000
                                    and Chief Investment Officer
                                    Prior to 2000, Senior Vice President, Investments
                                    Prior to 1999, Vice President, Investments

Al Scott                   46       Senior Vice President, Secretary and General Counsel            1997
                                    Prior to 1997, Assistant General Counsel

James R. Azar              65       Senior Vice President, Planning                                 1979

Thomas E. Bryant           55       Senior Vice President, Human Resources                          2001
                                    From 1996 to 2001, Vice President, Human Resources,
                                    American General Life & Accident Insurance Company

Wyman Cabaniss             50       Senior Vice President, Underwriting                             1998
                                    Prior to 1998, Vice President, Underwriting

Bill Harper, Jr.           57       Senior Vice President, Life Operations of Alfa Life             1986
                                    Insurance Corporation, Vice President of Alfa
                                    Financial Corporation since 1978.


Name                       Age      Position                                                       Since
----                       ---      --------                                                       -----
John Jung                   55      Senior Vice President,                                         1999
                                    Chief Information Officer since October 1999.
                                    From 1997 to October 1999, Senior Vice President
                                    and Chief Information Officer of California Casualty;
                                    prior to that time, Vice President of Chubb Group.

Terry McCollum              65      Senior Vice President, Claims                                  1979

Ralph Forsythe              47      Vice President, Finance and Assistant CFO,                     2001
                                    Chief Accounting Officer
                                    Prior to 2001, Chief Financial Officer, Haights Cross
                                    Communications, DBA The Coriolis Group
                                    Prior to 2000, Vice President, Accounting,
                                    The United Methodist Publishing House
                                    Prior to 1998, Chief Accounting Officer,
                                    The United Methodist Publishing House

                                     Part II
                                     -------

Item 5.  Market for the Company's Common Stock and Related Security Holder
         -----------------------------------------------------------------
         Matters.
         --------

     The "Stockholder Information" section on page 39 of Exhibit 13 representing the Inside Back Cover of the Company's annual report to security holders for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

     The "Selected Financial Data" section on pages 1 and 2 of Exhibit 13 representing pages 6 and 7 of the Company's annual report to security holders for the year ended December 31, 2001, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

     The "Management's Discussion and Analysis" section on pages 3 through 14 of
Exhibit 13 representing pages 13 through 24 of the Company's annual report to security holders for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     The "Quantitative and Qualitative Disclosures about Market Risk" section on pages 8 through 9 of Exhibit 13 representing pages 18 through 19 of the Company's annual report to security holders for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     The Financial Statements on pages 15 through 38 of Exhibit 13 representing pages 25 through 48 of the Company's annual report to security holders for the fiscal year ended December 31, 2001, are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         -----------------------------------------------------

     None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
          ------------------------------------------------

     For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy Statement for the annual meeting of stockholders to be held April 25, 2002 which is incorporated herein by reference.

Item 11.  Executive Compensation.
          -----------------------

     The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 25, 2002, except for the report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 25, 2002, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     The information set forth under the caption "Executive Compensation" on Page 5 of the Proxy Statement for the annual meeting of stockholders to be held April 25, 2002, is incorporated herein by reference.


                                       III-1

                                     Part IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K.
          -------------------------------------------------------------

    (a)  The following documents are filed as part of this report:
         1. Financial Statements.  (incorporated by reference from pages 15
            ---------------------
         through 38 of Exhibit 13 representing pages 25 through 48 of the Company's annual report to security holders for the year ended December 31, 2001)

                  Report of Independent Auditors.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

                  Selected Quarterly Financial Data.

         2.  Financial Statement Schedules.
             ------------------------------

                  Included in Part IV of this report                                           Page
                                                                                               ----

                  Report on  Financial Statement Schedules of Independent Auditors             IV-3

                  Schedule I -     Summary of Investments Other Than Investments
                                   in Related Parties as of December 31, 2001                  IV-4

                  Schedule II -    Condensed Financial Information                           IV-5-7

                  Schedule III -   Supplementary Insurance Information                         IV-8

                  Schedule IV -    Reinsurance for the years ended December 31, 2001,
                                   2000 and 1999                                               IV-9

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

                           Exhibit (11)        Statement of Computation of Per Share Earnings

                           Exhibit (13)        The Company's Annual Report to Security Holders for the fiscal year ended December 31, 2001. Such report, except for the portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.

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

                           Exhibit (23)        Consent of Independent Accountants

                  (b)  Reports on Form 8-K.
                       -------------------

                           None

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Alfa Corporation:

We have audited and reported separately on the financial statements of Alfa Corporation as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001. Our report and the financial statements of Alfa Corporation are incorporated by reference in the Form 10-K.

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

                                                                 /s/ KPMG LLP

Birmingham, Alabama
February 8, 2002

                        ALFA CORPORATION AND SUBSIDIARIES
                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                December 31, 2001


                                                                                                                 Amount At
                                                                  Cost Or                                        Which Shown
                                                                 Amortized                 Fair                  In Balance
Type Of Investment                                                  Cost                   Value                    Sheet
------------------                                             --------------         --------------          -------------

Fixed maturities:
   Bonds:
     United States Government
       and government agencies                                $   34,386,948          $   38,411,958             $  38,411,958
     States, municipalities and
       political subdivisions                                    252,614,802             259,754,368               259,754,368
     Public utilities                                             24,491,946              24,454,793                24,454,793
     All other corporate bonds                                   288,494,252             293,664,421               293,664,421
   Mortgage-backed securities                                    332,462,411             343,259,631               343,223,949
   Redeemable preferred stocks                                       480,000               1,347,500                 1,347,500
                                                              --------------          --------------             -------------
                Total fixed maturities                           932,930,359             960,892,671               960,856,989
                                                              --------------          --------------             -------------

Equity securities:
   Common stocks:
     Public utilities                                              2,657,360               4,175,540                 4,175,540
     Banks, trusts and insurance
       companies                                                   2,275,051               9,872,000                 9,872,000
     Industrial, miscellaneous and all other                      36,958,852              55,306,990                55,306,990
   Nonredeemable preferred stocks                                  4,997,982               5,309,500                 5,309,500
                                                              --------------          --------------             -------------

                Total equity securities                           46,889,245              74,664,030                74,664,030
                                                              --------------          --------------             -------------

Mortgage loans on real estate                                        109,556                 109,556                   109,556

Real estate                                                        2,712,165               2,712,165                 2,712,165

Policy loans                                                      49,945,528              49,945,528                49,945,528

Collateral loans                                                  88,561,085              92,558,090                88,561,085

Other long-term investments                                      164,056,234             164,056,234               164,056,234

Short-term investments                                           150,255,275             150,255,275               150,255,275
                                                              --------------          --------------            --------------

                Total investments                             $1,435,459,447          $1,495,193,549            $1,491,160,862
                                                              ==============          ==============            ==============


See accompanying independent auditors' report

                        ALFA CORPORATION (PARENT COMPANY)
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                           December 31, 2001 and 2000



                                                                                           2001                      2000
                                                                                       ------------              ------------

                                     ASSETS

Cash                                                                                   $    223,079              $    485,790

Short-term investments                                                                        7,559                   485,615

Investment in subsidiaries*                                                             569,054,095               532,760,452

Note receivable from subsidiaries*                                                      112,771,539                65,751,539

Accounts receivable and other assets                                                        243,522                   378,856
                                                                                       ------------              ------------

        Total assets                                                                   $682,299,794              $599,862,252
                                                                                       ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Commercial paper                                                                    $165,415,905             $117,642,561
   Notes payable                                                                          4,600,000                4,600,000
   Other liabilities                                                                      3,171,051                4,057,451
                                                                                       ------------             ------------

         Total liabilities                                                              173,186,956              126,300,012
                                                                                       ------------             ------------

Stockholders' Equity:
Common stock, $1 par value, shares
   authorized - 110,000,000;
   issued - 41,891,512
   outstanding - 2001 - 39,187,678; 2000 - 39,156,527                                    41,891,512               41,891,512
Capital in excess of par value                                                           26,436,168               24,076,380

Accumulated other comprehensive income                                                   33,996,936               45,444,149
Retained earnings                                                                       446,032,558              398,705,679

Treasury stock, at cost (shares, 2001 - 2,703,834; 2000 - 2,734,985)                    (39,244,336)             (36,555,480)
                                                                                       ------------             ------------

            Total stockholders' equity                                                  509,112,838              473,562,240
                                                                                       ------------             ------------

            Total liabilities and stockholders' equity                                 $682,299,794             $599,862,252
                                                                                       ============             ============
*Eliminates in consolidation

See accompanying independent auditors'  report

                        ALFA CORPORATION (PARENT COMPANY)
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                            2001                    2000                    1999
                                        -----------             -----------              -----------
Revenues:
   Dividends from subsidiaries*         $25,322,801             $37,951,000              $21,700,542

   Interest from subsidiaries*            3,648,727               3,751,340                1,822,047

   Other interest                            19,897                  59,816                   32,473
                                        -----------             -----------              -----------

   Total revenues                        28,991,425              41,762,156               23,555,062

Expenses:
   Other expenses                         6,983,419               9,389,824                4,666,369
                                        -----------             -----------              -----------
   Income before equity in
      undistributed income
      of subsidiaries                    22,008,006              32,372,332               18,888,693

Equity in undistributed income
   of subsidiaries                       47,497,563              34,448,531               45,668,769
                                        -----------             -----------              -----------
      Net income                        $69,505,569             $66,820,863              $64,557,462
                                        ===========             ===========              ===========


*Eliminates in consolidation

See accompanying independent auditors' report

                        ALFA CORPORATION (PARENT COMPANY)
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                           2001                      2000                  1999
                                                                     --------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                          $ 69,505,569              $ 66,820,863          $ 64,557,462
                                                                     --------------------------------------------------------------

  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed earnings of
        subsidiaries                                                   (47,497,563)              (34,448,531)          (45,668,769)
      Decrease (increase) in other assets
        and accounts receivable                                            135,334                  (156,398)              (59,542)
      (Increase) decrease in other
        liabilities                                                       (181,376)                  250,465              (913,261)
                                                                     --------------------------------------------------------------

        Net cash provided by
         operating activities                                           21,961,964                32,466,399            17,915,890
                                                                     --------------------------------------------------------------

Cash flows from investing activities:

  (Increase) in note receivable for subsidiaries                       (47,020,000)              (31,705,000)           (3,957,000)
  Net decrease (increase) in short-term investments                        478,056                  (447,667)              829,445
  (Increase) in investment in subsidiaries                                 (50,000)                   (1,000)           (5,400,000)
  Other                                                                   (193,293)                  (48,776)             (139,279)
                                                                     --------------------------------------------------------------
        Net cash (used in) investing activities                        (46,785,237)              (32,202,443)           (8,666,834)
                                                                     --------------------------------------------------------------

Cash flows from financing activities:

  Increase in commercial paper                                          47,773,344                27,353,362            33,029,680
  Purchase of treasury stock                                            (3,575,198)               (8,870,081)          (24,157,205)
  Proceeds from exercise of stock options                                2,541,106                 1,637,667               610,217
  Dividends to stockholders                                            (22,178,690)              (20,038,691)          (18,902,788)
                                                                     --------------------------------------------------------------

        Net cash provided by (used in) financing activities             24,560,562                    82,257            (9,420,096)
                                                                     --------------------------------------------------------------

        Net (decrease) increase in cash                                   (262,711)                  346,213              (171,040)
Cash, beginning of year                                                    485,790                   139,577               310,617
                                                                     --------------------------------------------------------------

Cash, end of year                                                     $    223,079              $    485,790          $    139,577
                                                                     ==============================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

     Interest                                                         $  6,006,433              $  8,113,973          $  3,624,586
                                                                     ==============================================================

     Income taxes                                                     $ 21,639,000              $ 14,869,000          $ 23,552,000
                                                                     ==============================================================


See accompanying independent auditors' report

                                ALFA CORPORATION
                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
              For the years ended December 31, 2001, 2000 and 1999

                                                                           Other
                                        Future Policy                      Policy
                       Deferred           Benefits,                        Claims     Premiums
                        Policy             Losses,                          And         And            Net
                      Acquisition        Claims And        Unearned       Benefits    Policy        Investment
Segment                  Costs          Loss Expenses      Premium        Payable     Charges        Income
-------              -------------     ---------------   ------------     --------  ------------   -----------

2001
----
Life Insurance       $128,766,740      $558,043,631      $          0       $0     $ 56,006,813    $46,623,273
Property & casualty
  insurance            21,053,562       140,174,162       138,384,495        0      396,862,542     31,278,296
Noninsurance
  and corporate                 0                 0                 0        0                0      6,812,514
                     ------------      ------------      ------------       --     ------------    -----------
Total                $149,820,302      $698,217,793      $138,384,495       $0     $452,869,355    $84,714,083
                     ============      ============      ============       ==     ============    ===========

2000
----
Life Insurance       $123,107,799      $507,455,793      $          0       $0     $ 53,078,123    $41,957,783
Property & casualty
  insurance            21,464,215       145,077,064       121,688,810        0      376,118,774     29,645,376
Noninsurance
  and corporate                 0                 0                 0        0                0      1,287,958
                     ------------      ------------      ------------       --     ------------    -----------
Total                $144,572,014      $652,532,857      $121,688,810       $0     $429,196,897    $72,891,117
                     ============      ============      ============       ==     ============    ===========

1999
----
Life Insurance       $117,549,248      $458,830,168      $          0       $0     $ 48,359,640    $37,873,099
Property & casualty
  insurance            18,557,440       143,148,690       114,802,464        0      356,970,311     27,600,849
Noninsurance
  and corporate                 0                 0                 0        0                0      2,333,082
                     ------------      ------------      ------------       --     ------------    -----------
Total                $136,016,688      $601,978,858      $114,802,464       $0     $405,329,951    $67,807,030
                     ============      ============      ============       ==     ============    ===========

                          Benefits      Amortization
                           Claims,       Of Deferred
                         Losses And         Policy          Other
                         Settlement      Acquisition      Operating        Premiums
Segment                   Expenses          Costs          Expenses        Written
-------                 ------------- ----------------   -------------  ---------------

2001
----
Life Insurance          $ 53,838,049      $ 8,048,303     $ 9,676,175     $          0
Property & casualty
  insurance              259,105,826       66,392,582      39,841,905      403,839,559
Noninsurance
  and corporate                    0                0       7,884,280                0
                        ------------      -----------     -----------     ------------
Total                   $312,943,875      $74,440,885     $57,402,360     $403,839,559
                        ============      ===========     ===========     ============

2000
----
Life Insurance          $ 48,288,469      $ 7,228,558     $11,219,955     $          0
Property & casualty
  insurance              247,592,086       58,745,118      31,432,839      380,362,518
Noninsurance
  and corporate                    0                0       7,602,448                0
                        ------------      -----------     -----------     ------------
Total                   $295,880,555      $65,973,676     $50,255,242     $380,362,518
                        ============      ===========     ===========     ============

1999
----
Life Insurance          $ 51,143,122      $ 6,747,130     $ 9,949,006     $          0
Property & casualty
  insurance              232,122,875       53,455,392      30,443,472      363,585,872
Noninsurance
  and corporate           (1,550,000)               0       4,679,431                0
                        ------------      -----------     -----------     ------------
Total                   $281,715,997      $60,202,522     $45,071,909     $363,585,872
                        ============      ===========     ===========     ============

See accompanying independent auditors' report

                        ALFA CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                For years ended December 31, 2001, 2000 and 1999

                                                              Ceded           Amount Assumed                          Percentage of
                                                               to                 from                                Assumed From
                                        Gross Amount     Other Companies     Other Companies       Net Amount            to Net
                                        ------------     ---------------     ----------------   ----------------    ----------------

2001
----
Life insurance in force                $17,145,129,689     $1,977,821,759      $          0      $15,167,307,930              0%
                                       =============================================================================================
Premiums and policy charges:
  Life insurance                       $    61,672,416     $    5,739,483      $          0      $    55,932,933              0%
  Accident and health insurance                 73,880                  0                 0               73,880              0%
  Property and liability insurance          71,705,153         71,835,760*      396,993,149*         396,862,542            100%
                                       ---------------------------------------------------------------------------------------------
                                       $   133,451,449     $   77,575,243      $396,993,149      $   452,869,355             88%
                                       =============================================================================================

2000
----
Life insurance in force                $15,317,803,867     $1,713,371,323      $          0      $13,604,432,544              0%
                                       =============================================================================================


Premiums and policy charges:
  Life insurance                       $    56,916,973     $    3,909,913      $          0      $    53,007,060              0%
  Accident and health insurance                 71,063                  0                 0               71,063              0%
  Property and liability insurance          65,034,104         65,172,392*      376,257,062*         376,118,774            100%
                                       ---------------------------------------------------------------------------------------------
                                       $   122,022,140     $   69,082,305      $376,257,062      $   429,196,897             88%
                                       =============================================================================================
1999
----
Life insurance in force                $13,384,834,865     $1,369,300,363      $          0      $12,015,535,502              0%
                                       =============================================================================================


Premiums and policy charges:
  Life insurance                       $    51,942,189     $    3,657,594      $          0      $    48,284,595              0%
  Accident and health insurance                 75,045                  0                                 75,045              0%
  Property and liability insurance          60,196,005         60,302,447*      357,076,753*           6,970,311            100%
                                       ---------------------------------------------------------------------------------------------
                                       $   112,213,239     $   63,960,041      $357,076,753      $   405,329,951             88%
                                       =============================================================================================


*These amounts are subject to the pooling agreement.

See accompanying independent auditors' report

                        ALFA CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                               Additions
                                                      -------------------------
                                       Balance          Charged         Charged                               Balance
                                    at beginning        to costs       to other                                at end
          Description                of period        and expenses     accounts       Deductions             of period
-----------------------------------------------------------------------------------------------------------------------

2001 Allowance for Loan losses       $678,730         $  641,772          $0           $428,426             $  892,076
                                  =======================================================================================

2000 Allowance for Loan losses       $637,965         $  634,531          $0           $593,766             $  678,730
                                  =======================================================================================


2001 Allowance for Lease losses      $554,498         $1,196,981          $0           $ 441,438            $1,310,041
                                  =======================================================================================

2000 Allowance for Lease losses      $      0         $  589,779          $0           $  35,281            $  554,498
                                  =======================================================================================



See accompanying independent auditors' report

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ALFA CORPORATION

                                                  By /s/ Jerry A. Newby
                                                     ---------------------------
                                                        Jerry A. Newby
                                                        President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jerry A. Newby                    Chairman of the Board                     3/25/02
-------------------------             Director and Principal                    (Date)
(Jerry A. Newby)                      Executive Officer


/s/ C. Lee Ellis
-------------------------             Executive Vice President, Operations      3/25/02
(C. Lee Ellis)                        Treasurer, Director                       (Date)
                                      (Principal Operations Officer)


/s/ Stephen G. Rutledge               Senior Vice President, CFO and            3/25/02
-------------------------             Chief Investment Officer, (Principal      (Date)
(Stephen G. Rutledge)                 Financial Officer)



/s/ Hal F. Lee                        Director                                  3/25/02
-------------------------                                                       (Date)
(Hal F. Lee)



/s/ James A. Tolar, Jr.               Director                                  3/25/02
-------------------------                                                       (Date)
(James A. Tolar, Jr.)



/s/ Steve Dunn                        Director                                  3/25/02
-------------------------                                                       (Date)
(Steve Dunn)


/s/ Dean Wysner                       Director                                  3/25/02
-------------------------                                                       (Date)
(Dean Wysner)






/s/ Russell R. Wiggins               Director                                  3/25/02
--------------------------                                                      (Date)
(Russell R. Wiggins)


/s/ James I. Harrison, Jr.            Director                                  3/25/02
--------------------------                                                      (Date)
(James I. Harrison, Jr.)


/s/ John R. Thomas                    Director                                  3/25/02
--------------------------                                                      (Date)
(John R. Thomas)



/s/ B. Phil Richardson                Director                                  3/25/02
--------------------------                                                      (Date)
(B. Phil Richardson)


/s/ Boyd E. Christenberry             Director                                  3/25/02
--------------------------                                                      (Date)
(Boyd E. Christenberry)