Form 10-Q
period 2002-03-31
ALFA CORP
filed 2002-05-10
CIK 743532

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002 Commission File Number 0-11773

ALFA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	063-0838024
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2108 East South Boulevard, Montgomery, Alabama 36116
(Mail: P. O Box 11000, Montgomery, Alabama 36191-0001)
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code	(334) 288-3900

                                    None
_____________________________________________

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

Yes     ☒             No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 31, 2002
Common Stock, $1.00 par value	39,304,678 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $446,211 in 2002 and $477,422 in 2001)	$415,381	$441,740
Fixed Maturities Available for Sale, at fair value (amortized cot $971,839,119 in 2002 and $932,488,619 in 2001)	988,165,179	960,415,249
Equity Securities, at fair value (cost $58,858,320 in 2002 and $46,889,245 in 2001)	84,629,117	74,664,030
Mortgage Loans on Real Estate	87,770	109,556
Investment Real Estate (net of accumulated depreciation of $1,477,900 in 2002 and $1,444,946 in 2001)	2,690,744	2,712,165
Policy Loans	50,552,96	349,945,528
Collateral Loans	100,467,321	88,561,085
Other Long-term Investments	162,763,250	164,056,234
Short-term Investments	119,190,992	150,255,275

Total Investments	1,508,962,717	1,491,160,862
Cash	7,430,190	10,224,827
Accrued Investment Income	15,231,529	14,140,097
Accounts Receivable	19,244,782	19,843,577
Reinsurance Balances Receivable	2,286,396	3,166,591
Due from Affiliates	2,828,036	2,670,993
Deferred Policy Acquisition Costs	157,477,669	149,820,302
Other Assets	10,803,429	6,577,215

Total Assets	$1,724,264,748	$1,697,604,464

Liabilities
Policy Liabilities and Accruals—Property and Casualty Insurance	$146,102,787	$140,174,162
Policy Liabilities and Accruals—Life Insurance	583,787,093	558,043,631
Unearned Premiums	143,994,905	138,384,495
Dividends to Policyholders	10,177,588	10,195,930
Premium Deposit and Retirement Deposit Funds	5,798,328	5,472,522
Deferred Income Taxes	37,467,755	41,312,681
Other Liabilities	67,586,530	76,295,259
Due to Affiliates	16,248,594	16,146,574
Commercial Paper	170,939,267	165,415,905
Notes Payable
Notes Payable to Affiliates	25,353,578	37,051,467

Total Liabilities	1,207,456,425	1,188,492,626

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value
Shares authorized: 1,000,000
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Outstanding: 2002—39,304,678; 2001—39,179,678	41,891,512	41,891,512
Capital in Excess of Par Value	28,239,721	26,436,168
Accumulated Other Comprehensive Income	26,647,7453	3,996,936
Retained Earnings	458,804,369	446,032,558
Treasury Stock: at cost (2002—2,586,834 shares; 2001—2,711,834 shares)	(38,775,024)	(39,245,336)

Total Stockholders’ Equity	516,808,323	509,111,838

Total Liabilities and Stockholders’ Equity	$1,724,264,748	$1,697,604,464

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2002	2001
Revenues
Premiums—Property and Casualty Insurance	$103,390,965	$96,905,178
Premiums and Policy Charges—Life Insurance	16,110,029	14,998,976
Net Investment Income	22,112,835	19,162,723
Realized Investment Gains (Losses)	906,225	1,046,285
Other Income	207,086	818,744

Total Revenues	142,727,140	132,931,906

Benefits and Expenses
Benefits & Settlement Expenses	82,193,034	79,826,991
Dividends to Policyholders	987,954	1,000,740
Amortization of Deferred Policy Acquisition Costs	18,517,356	18,242,217
Other Operating Expenses	15,865,463	13,634,631

Total Expenses	117,563,807	112,704,579

Income Before Provision for Income Taxes	25,163,333	20,227,327
Provision for Income Taxes	6,695,186	5,634,870

Net Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	18,468,147	14,592,457
Cumulative Effect of Change in Accounting Principle, Net of Income Tax Benefit of $139,344 in 2001	0	(258,781)

Net Income	$18,468,147	$14,333,676

Operating Income	$17,879,100	$13,912,372

Earnings Per Share:
Operating Income
—Basic	$0.46	$0.36
—Diluted	$0.45	$0.35
Net Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit
—Basic	$0.47	$0.37
—Diluted	$0.47	$0.37
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit
—Basic	$0.00	$(0.01)
—Diluted	$0.00	$(0.01)
Net Income
—Basic	$0.47	$0.37
—Diluted	$0.47	$0.36

Average Shares Outstanding
—Basic	39,220,472	39,153,707
—Diluted	39,621,030	39,423,413

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net Income	$18,468,147	$14,333,676
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	(6,760,145)	2,955,931
Less: Reclassification Adjustment for Realized Investment Gains (Losses)	589,046	680,085

Total Other Comprehensive (Loss) Income	(7,349,191)	2,275,846

Total Comprehensive Income	$11,118,956	$16,609,522

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net Income	$18,468,147	$14,333,676
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(23,869,124)	(22,337,943)
Amortization of Deferred Policy Acquisition Costs	18,517,356	18,242,217
Depreciation and Amortization	(438,856)	329,082
Provision for Deferred Taxes	992,884	871,102
Interest Credited on Policyholders’ Funds	6,040,025	5,368,687
Net Realized Investment Gains	(906,225)	(1,046,285)
Other	(548,870)	(210,768)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(1,091,432)	(1,515,404)
Accounts Receivable	598,795	3,201,665
Reinsurance Balances Receivable	880,195	424,043
Due from Affiliates	(55,023)	(1,772,759)
Other Assets	(4,226,214)	386,924
Liability for Policy Reserves	7,945,097	1,041,790
Liability for Unearned Premiums	5,610,410	8,906,790
Amounts Held for Others	307,464	(159,484)
Other Liabilities	2,085,356	(4,772,837)

Net Cash Provided by Operating Activities	30,309,985	21,290,496

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	26,339	43,904
Maturities and Redemptions of Fixed Maturities Available for Sale	36,878,311	9,823,419
Maturities and Redemptions of Other Investments	2,925,712	13,289,289
Sales of Fixed Maturities Available for Sale	3,669,370	13,057,101
Sales of Equity Securities	7,153,744	20,100,138
Sales of Other Investments	799,738	291,225
Purchases of Fixed Maturities Available for Sale	(78,143,322)	(50,823,417)
Purchases of Equity Securities	(19,208,976)	(22,138,461)
Purchases of Other Investments	(15,503,920)	(28,485,239)
Net Change in Short-term Investments	31,064,283	10,510,899
Net Change in Receivable/Payable on Securities	(10,516,706)	(3,094,514)

Net Cash Used in Investing Activities	(40,855,427)	(37,425,656)

Cash Flows From Financing Activities:
Increase in Commercial Paper	5,523,362	9,478,508
Decrease in Notes Payable	0	(379)
Increase in Notes Payable to Affiliates	(11,697,889)	(3,072,771)
Stockholder Dividends Paid	(5,696,338)	(5,103,294)
Purchases of Treasury Stock	0	(1,208,769)
Proceeds from Exercise of Stock Options	1,642,219	591,081
Deposits of Policyholders’ Funds	30,881,375	28,388,538
Withdrawal of Policyholders’ Funds	(12,901,924)	(12,863,382)

Net Cash Provided by Financing Activities	7,750,805	16,209,532

Net Change in Cash	(2,794,637)	74,372
Cash—Beginning of Period	10,224,827	4,475,672

Cash—End of Period	$7,430,190	$4,550,044

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$1,554,353	$2,452,650
Income Taxes	$267,262	$0

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2002

1.    Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains, net of related tax effects. Certain reclassifications have been made to conform previous classifications to March 31, 2002 classifications and descriptions.

2.    Pooling Agreement

Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 3). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty’s property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation’s participation in any single catastrophic event or series of storms to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)
March 31, 2002

100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%

The Company’s participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company’s shareholders. The Pooling Agreement may be terminated by any party thereto upon 90 days notice.

The following table sets forth the premiums and losses ceded to and assumed from the pool for the three month periods ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Premiums ceded to pool	$18,847	$17,007
Premiums assumed from pool	$103,812	$97,247
Losses ceded to pool	$13,240	$13,957
Losses assumed from pool	$62,712	$63,398

The Company incurred $7.4 million in storm losses in the first three months of 2001, resulting in a reduction in the Company’s net income of approximately $0.12 per diluted share, after reinsurance and taxes. No catastrophe losses were incurred in the first quarter of 2002.

3.    Contingent Liabilities

The property and casualty subsidiaries have entered into the reinsurance pooling agreement with Alfa Mutual Insurance Company and its affiliates as discussed in Note 2. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company’s property and casualty subsidiaries, the obligation to pay the claim would remain with the Company’s subsidiaries.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)
March 31, 2002

Certain legal proceedings are in process at March 31, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $1.5 million in the first quarter of 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 18 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2002. Of the 18 proceedings, three were filed in 2002, three were filed in 2001, four were filed in 2000, six were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. Life has filed post-trial motions asking the trial court to reverse the verdict, or in the alternative, reduce the amount of the verdict. The trial court has issued a post-trial order reducing the punitive damage award to $900,000, pursuant to Alabama’s tort reform law. In the event the trial court denies Life’s other post-trial motions, Life will appeal the case to the Alabama Supreme Court. Two of the 18 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court has again certified the class and Life will again appeal the certification to the Alabama Supreme Court. The recent trial court order certifying the second class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results. Based upon information presently available, contingent liabilities arising from any threatened litigation are not presently considered by management to be material.

The Company periodically invests in partnerships that invest in affordable housing tax credits. At March 31, 2002, the Company had committed to fund a partnership of this type in the amount of approximately $7.4 million.

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)
March 31, 2002

4.    Segment Information

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001	% Change
	(in thousands)
Earned Premiums
Personal lines	$99,014	$92,768	7%
Commercial lines	3,666	3,406	8%
Pools, associations and fees	1,132	1,073	6%
Reinsurance ceded	(421)	(342)	23%

Total	$103,391	$96,905	7%

Net underwriting income	$9,891	$4,841	104%

Loss ratio	60.7%	65.4%
LAE ratio	4.9%	3.7%
Expense ratio	24.8%	25.9%

GAAP basis combined ratio	90.4%	95.0%

Underwriting margin	9.6%	5.0%

Net investment income	$7,747	$6,927	12%

Pre-tax operating income	$17,393	$11,833	47%

Operating income, net of tax	$13,209	$9,113	45%

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)
March 31, 2002

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$4,302	$3,946	9%
Universal life policy charges—COLI	1,420	1,257	13%
Interest sensitive life policy charges	2,785	2,507	11%
Traditional life insurance premiums	7,262	7,090	2%
Group life insurance premiums	341	199	71%

Total	$16,110	$14,999	7%

Net investment income	$11,482	$11,270	2%

Benefits and expenses	$19,389	$16,727	16%

Pretax operating income	$6,039	$7,525	(20%)

Operating income, net of tax	$4,359	$5,353	(19%)

5.    Acquisition of Commercial Lease Portfolio

During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. OFC’s operations for the three-month periods ended March 31, 2002 and 2001 resulted in income of approximately $310,000 and $85,000, respectively.

6.    Financial Accounting Developments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137, became effective for the Company January 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income as it

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)
March 31, 2002

does not use derivative instruments in the normal course of business. During, 2001, the Company recorded approximately $229,000, net of tax, as the effect upon adoption of this standard.

The FASB also issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)” in September 2000. This standard became effective April 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

The FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in June 2001. These standards became effective July 1, 2001 and January 1, 2002, respectively. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company’s financial position or income.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Subsequently, in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” While SFAS No. 143 has not yet become effective, SFAS No. 144 became effective for the Company on January 1, 2002. At this time, the Company does not anticipate either of these standards having a significant impact on the Company’s financial position or income.

7.    Subsequent Events

On April 25, 2002, the Company’s Board of Directors approved a two-for-one stock split to be effected as a 100% stock dividend. The new shares will be issued on June 17, 2002 to stockholders of record on June 3, 2002. Financial statements presented within this filing do not reflect the impact of the pending stock split.

INDEPENDENT AUDITORS’ REVIEW REPORT

To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of March 31, 2002, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
May 6, 2002
Birmingham, Alabama

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001	% Change
	(in thousands except share and per share data)
Revenues
Property and casualty insurance premiums	$103,391	$96,905	7%
Life insurance premiums and policy charges	16,110	14,999	7%

Total premiums and policy charges	$119,501	$111,904	7%

Net investment income	$22,113	$19,163	15%

Total revenues	$142,727	$132,932	7%

Net Income
Property and casualty insurance	$13,209	$9,113	45%
Life insurance	4,359	5,353	(19%)

Total insurance operations	17,568	14,466	21%
Noninsurance operations	1,119	812	38%
Net realized investment gains	589	680	(13%)
Corporate expenses	(808)	(1,365)	(41%)
Cumulative effect of changes in accounting principles	0	(259)	(100%)

Net income	$18,468	$14,334	29%

Net income per share—
Basic	$0.47	$0.37	29%

Diluted	$0.47	$0.36	28%

Weighted average shares outstanding—
Basic	39,220,472	39,153,707

Diluted	39,621,030	39,423,413

Total premiums and policy charges increased 7% in the first three months of 2002 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 15% in the first three months of 2002 while invested assets have grown 1.2% in the three months since December 31, 2001.

Operating income increased by 45% in the property casualty subsidiaries due primarily to an absence of storm activity during the first three months of 2002. The 19% decrease in operating income in the life subsidiary is largely due to increases made in legal reserves of $1,250,000. Noninsurance operations were up 38% due primarily to solid growth in both loan and lease portfolios. With an improved interest rate spread, the finance subsidiary was the primary contributor to the approximately $307,000 increase in noninsurance net income.

The Company’s net income was slightly impacted by a decrease in realized investment gains. Corporate expenses decreased in the first quarter of 2002 due to significantly lower borrowing costs resulting from a decline in interest rates.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001	% Change
	(in thousands)
Earned Premiums
Personal lines	$99,014	$92,768	7%
Commercial lines	3,666	3,406	8%
Pools, associations and fees	1,132	1,073	6%
Reinsurance ceded	(421)	(342)	23%

Total	$103,391	$96,905	7%

Net underwriting income	$9,891	$4,841	104%

Loss ratio	60.7%	65.4%
LAE ratio	4.9%	3.7%
Expense ratio	24.8%	25.9%

Expense ratio	90.4%	95.0%

Underwriting margin	9.6%	5.0%

Net investment income	$7,747	$6,927	12%

Pre-tax operating income	$17,393	$11,833	47%

Operating income, net of tax	$13,209	$9,113	45%

Earned premiums increased 7% in the first three months of 2002 due to greater automobile and homeowner production and the positive impact of homeowner rate increases which took effect in November 2001. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The Company’s core underwriting results continued to be favorable in comparison to other insurance carriers due in part to a continued good loss ratio.The overall loss ratio decreased to 60.7% due to an absence of storm losses in the first quarter of 2002. Approximately $7.4 million of storm losses were incurred in the same period of 2001. Loss adjustment expenses in the first quarter of 2002 were 4.9% of earned premiums compared to 3.7% in the same period of 2001. A reduction in loss adjustment expense reserves made following a review of reserve levels in 2001 caused these expenses to be considerably lower than historic levels. The increase in business resulting from the mandatory insurance law becoming effective in Alabama in June 2000 has not resulted in the emergence of additional claims cost at the anticipated levels. Consequently, reserves were adjusted in the first quarter of 2001 to a more normal level. Another factor in the higher underwriting margin was a decrease in the expense ratio from 2001 levels despite additional expenses related to the Company’s implementation of new financial reporting systems.

Net investment income increased 12% in the first three months of 2002 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 5.1% since March 31, 2001.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$4,302	$3,946	9%
Universal life policy charges—COLI	1,420	1,257	13%
Interest sensitive life policy charges	2,785	2,507	11%
Traditional life insurance premiums	7,262	7,090	2%
Group life insurance premiums	341	199	71%

Total	$16,110	$14,999	7%

Net investment income	$11,482	$11,270	2%

Benefits and expenses	$19,389	$16,727	16%

Pretax operating income	$6,039	$7,525	(20%)

Operating income, net of tax	$4,359	$5,353	(19%)

The Company’s life insurance premiums and policy charges increased 7% in the first three months of 2002 due to new business and good persistency. First year collected premiums increased over 18% in the first quarter of 2002 due to continued sales growth of term products introduced over the last two years. Total new annualized premium increased 4.1% in the first quarter of 2002 and 8.7% in all of 2001.

Life insurance operating income decreased approximately 19% in the first three months of 2002. This decrease was primarily the result of expenses related to an increase in legal reserves of $1,250,000. The mortality ratio of actual to expected death claims decreased to 86% in the first three months of 2002 from 113% in the first quarter of 2001. Despite the decline in earnings, positive cash flows resulted in a 5.5% increase in invested assets while investment income increased approximately 2%.

NONINSURANCE OPERATIONS

Noninsurance operations were up 38% due primarily to improved operating results of Alfa Financial Corporation, the Company’s finance subsidiary. Growth in both the loan and lease portfolios combined with more favorable interest rate spreads contributed to an increase in net income of $360,000 from the finance subsidiary. While income from the Company’s subsidiary covering certain employee benefits increased 6% to approximately $190,000, earnings from the real estate and construction subsidiaries were down a total of $63,000 in the first three months of 2002 from the same period in 2001 due largely to tighter profit margins.

CORPORATE

Corporate expenses decreased 41%, or approximately $557,000, due primarily to lower interest expense related to the Company’s commercial paper borrowing. Favorable trends in short-term interest rates allowed the Company’s interest expense to decline significantly from levels experienced in the first quarter of 2001.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
Increase in invested assets since January 1, 2002 and 2001	1.2%	3.0%
Investment yield rate (annualized)	6.7%	6.7%
Increase in net investment income since March 31, 2001 and 2000	15.4%	11.9%

The increase in positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $9.9 million in underwriting income in the first quarter of 2002 which was somewhat offset by the decline in profitability of the Company’s life subsidiary, which had $4.4 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and has provided positive cash flow in the first quarter of both periods. Increases in cash resulting from increased commercial paper borrowings were primarily used to support growth in the loan portfolio of the finance subsidiary. As a result of the overall positive cash flows from operations, invested assets grew 1.2% since January 1, 2002 and 8.1% since March 31, 2001 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 15.4%. In addition to the increased investment income created by positive cash flow from operations, the Company also had improved investment income results from its finance subsidiary of approximately $360,000 from its consumer loan and commercial lease portfolios. The overall yield rate, calculated using amortized cost, remained relatively unchanged at 6.7%. The Company had net realized investment gains of approximately $900,000 in the first three months of 2002 and $1.0 million in the similar period in 2001. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Fixed maturities
Taxable
Mortgage backed (CMO’s)	23.2%	22.9%
Corporate bonds	27.4	27.6

Total taxable	50.6	50.5
Tax exempts	14.8	14.0

Total fixed maturities	65.4	64.5

Equity securities	5.6	5.0
Real estate	0.2	0.2
Policy loans	3.4	3.3
Collateral loans	6.7	5.9
Other long term investments	10.8	11.0
Short term investments	7.9	10.1

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to a shift from short term investments to fixed maturities and to market value fluctuations in fixed maturities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001
RATING
AAA to A-	89.1%	88.8%
BBB+ to BBB-	10.5	10.8
BB+ and Below (Below investment grade)	0.4	0.4

	100.0%	100.0%

One hundred percent of the fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At March 31, 2002, approximately 35.4% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position is not believed to be significant. At March 31, 2002, the Company’s total portfolio of fixed maturities had gross unrealized gains of $32,023,316 and gross unrealized losses of $15,666,426. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first three months of 2002, the Company sold approximately $3.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $247,719. During the first three months of 2001, the Company sold approximately $13.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $9,959 and gross realized losses of $547,089.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At March 31, 2002, the Company had unrealized gains of approximately $9.1 million in such investments.

In the first three months of 2002, the Company wrote down four equities totaling $634,141, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains.

The Company’s investment in other long term investments consists primarily of consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At March 31, 2002, the delinquency ratio on the loan portfolio was 1.44%, down from 1.78% at December 31, 2001. The delinquency ratio on the lease portfolio at March 31, 2002 was 6.08%, up from 4.37% at December 31, 2001. Credit losses of approximately $320,000 were incurred in the first quarter of 2002 including an increase of approximately $91,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first quarter of 2002 were approximately $138,000. At March 31, 2002, the Company maintained an allowance for loan losses of $1,046,282 or approximately 1.2% of the outstanding loan balance. In addition, at March 31, 2002, the Company maintained an allowance for lease losses of $1,516,716 or approximately 2.1% of the outstanding lease balance. Other significant long term investments include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES

The effective tax rate in the first three months of 2002 was 26.6% compared to 28.7% for the full year 2001 and 27.9% for the first three months of 2001. The decrease in the effective tax rate in the first three months of 2002 is due primarily to credits arising from an amended income tax return. The effective rate has also been impacted by increased tax preference credits on certain investments. Based on information available at March 31, 2002, the Company currently anticipates the effective tax rate for all of 2002 to be approximately 28.3%.

IMPACT OF INFLATION

Inflation increases consumers’ needs for both life and property and casualty insurance coverage. Inflation increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. Such cost increases reduce profit margins to the extent that rate increases are not maintained on an adequate and timely basis. Since inflation has remained relatively low in recent years, financial results have not been significantly impacted by inflation.

LIQUIDITY AND CAPITAL RESOURCES

The Company receives funds from its subsidiaries consisting of dividends, payments for funding federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used for paying dividends to stockholders, corporate interest and expenses, federal income taxes, and for funding additional investments in its subsidiaries’ operations.

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to the Company. The major sources of the Company’s liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company’s investment portfolio consists of readily marketable securities which can be sold for cash. Based on a review of the Company’s matching of asset and liability maturities and on the interest sensitivity of the majority of policies in force, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.

Net cash provided by operating activities for the first three months of 2002 and 2001 approximated $30.3 million and $21.3 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short–duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

The Company has a limited number of contractual obligations in the form of operating leases. These leases have primarily been originated by its commercial leasing and real estate sales subsidiaries. Operating leases supporting the corporate headquarters are the responsibility of Alfa Mutual Insurance Company (Mutual), an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement. The Company’s contractual obligations at March 31, 2002 are summarized below:

Payments Due by Period
	Total	Lesss than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$58,452	$39,492	$17,064	$1,896	$—
Capital Lease Obligations	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Long-Term Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$58,452	$39,492	$17,064	$1,896	$—

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2002, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2002 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Lesss than 1 year	1-3 years	4-5 years	After 5 years
Lines of Credit	$29,615,000	$21,415,000	$8,200,000	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	202,790,166	196,861,654	4,446,384	1,482,128	—

Total Commercial Commitments	$232,405,166	$218,276,654	$12,646,384	$1,482,128	$—

Assessment of credit risk is a critical factor in the Company’s consumer loan and commercial leasing subsidiary. All credit decisions are made by personnel trained to limit loss exposure from unfavorable risks. In attempting to manage risk, the Company regularly reviews delinquent accounts and adjusts reserves for potential loan losses and potential lease losses. To the extent these reserves are inadequate at the time an account is written off, income would be negatively impacted. In addition, the Company monitors interest rates relative to the portfolio duration. Rising interest rates on commercial paper issued, the primary source of funding portfolio growth, could reduce the interest rate spread if the Company failed to adequately adjust interest rates charged to customers.

Total borrowings decreased $6.2 million in the first three months of 2002 to $196.3 million. The majority of the short–term debt is commercial paper issued by the Company. At March 31, 2002, the Company had approximately $170.9 million in commercial paper at rates ranging from 1.85% to 1.90% with maturities ranging from April 8, 2002 to May 21, 2002. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short–term needs. Backup lines of credit are in place up to $180 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A–1+ and P–1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by an affiliate, Alfa Mutual Insurance Company. In addition, the Company had $25.4 million in short–term debt outstanding to affiliates at March 31, 2002.

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock were reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 3,200,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During March 2002, the Company issued 211,500 options.

The Company’s Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 6,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. No shares were repurchased in the first three months of 2002. At March 31, 2002, the total repurchased was 3,223,050 shares at a cost of $41,652,727. The Company has reissued 519,216 treasury shares as a result of option exercises.

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $3.9 million in the first three months of 2002 and $4.3 million for the first three months of 2001. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity.The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 2002, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $469.3 million.

The Company’s business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company’s financial condition and operating results. However, the Company’s current catastrophe protection program, which began November 1, 1996, reduced the earnings volatility caused by such catastrophe exposures.

The Company’s management uses estimates in determining loss reserves for inclusion in its financial statements. Periodic reviews are conducted with the assistance of both internal and external actuaries to determine a range of reasonable loss reserves. In addition, the Company’s current catastrophe protection program, which began November 1, 1996, was established to address the economics of catastrophe finance. This plan limits the Company’s exposure to catastrophes which might otherwise deplete the Company’s surplus through the combination of shared catastrophe exposure within the Alfa Group and the purchase of reinsurance coverage from external reinsurers.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At March 31, 2002, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third–party claimants can create volatility in the Company’s earnings. The Company maintains in–house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at March 31, 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Increased public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama’s low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future. In 1999, the Alabama legislature passed a tort reform package that should help to curb some of the excessive litigation experienced in recent years. In addition, a mandatory insurance bill was passed to require motorists to obtain insurance coverage beginning in June 2000. While this requirement will affect both the revenues and losses incurred by the Company in the future, the full extent or impact is not possible to predict and the Company believes any impact on future results will not be significant.

CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001. As the Company operates in the property and casualty and life insurance industries, its accounting policies are well defined with industry–specific accounting literature governing the recognition of insurance–related revenues and expenses. The exercise of management judgment is, however, a critical aspect governing the application of such accounting guidance. Management believes that the significant assumptions used in the determination of its insurance assets and liabilities are supported by actuarial studies conducted in accordance with generally accepted actuarial standards and that the resulting insurance assets and liabilities fall within a reasonable range of actuarial estimates given current trends and the nature of the Company’s coverages. Significant assumptions used in the determination of actuarially determined assets and liabilities are also contained within the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001.

FINANCIAL ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137, became effective for the Company January 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income as it does not use derivative instruments in the normal course of business. On January 1, 2001, the Company recorded approximately $229,000, net of tax, as the effect upon adoption of this standard.

The FASB also issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)” in September 2000. This standard became effective April 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

The FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in June 2001. These standards became effective July 1, 2001 and January 1, 2002, respectively. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company’s financial position or income.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”Subsequently, in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” While SFAS No. 143 has not yet become effective, SFAS No. 144 became effective for the Company on January 1, 2002. At this time, the Company does not anticipate either of these standards having a significant impact on the Company’s financial position or income.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company’s filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

Item 3.     MARKET RISK DISCLOSURES

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the three months ended March 31, 2002. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II —OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Certain legal proceedings are in process at March 31, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $1.5 million in the first quarter of 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 18 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2002. Of the 18 proceedings, three were filed in 2002, three were filed in 2001, four were filed in 2000, six were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post–trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. Life has filed post–trial motions asking the trial court to reverse the verdict, or in the alternative, reduce the amount of the verdict. The trial court has issued a post–trial order reducing the punitive damage award to $900,000, pursuant to Alabama’s tort reform law. In the event the trial court denies Life’s other post–trial motions, Life will appeal the case to the Alabama Supreme Court. Two of the 18 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court has again certified the class and Life will again appeal the certification to the Alabama Supreme Court. The recent trial court order certifying the second class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results. Based upon information presently available, contingent liabilities arising from any threatened litigation are not presently considered by management to be material.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

11—Statement of Computation of Per Share Earnings

15—Letter Regarding Unaudited Interim Financial Information

(b)    Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date:	5/10/02	By:	/s/ Jerry A. Newby
Jerry A. Newby President

Date:	5/10/02	By:	/s/ Stephen G. Rutledge
Stephen G. Rutledge Senior Vice President, (Chief Financial Officer and Chief Investment Officer