Form 10-Q
period 2002-06-30
ALFA CORP
filed 2002-08-12
CIK 743532

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding June 30, 2002
Common Stock, $1.00 par value	78,923,773 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $413,309 in 2002 and $477,422 in 2001)	$379,496	$441,740
Fixed Maturities Available for Sale, at fair value (amortized cost $1,070,033,212 in 2002 and $932,488,619 in 2001)	1,115,644,847	960,415,249
Equity Securities, at fair value (cost $54,072,981 in 2002 and $46,889,245 in 2001)	63,152,394	74,664,030
Mortgage Loans on Real Estate	53,500	109,556
Investment Real Estate (net of accumulated depreciation of $1,521,345 in 2002 and $1,444,946 in 2001)	2,653,865	2,712,165
Policy Loans	51,167,571	49,945,528
Collateral Loans	103,016,217	88,561,085
Other Long-term Investments	166,652,726	164,056,234
Short-term Investments	77,875,012	150,255,275

Total Investments	1,580,595,628	1,491,160,862
Cash	2,897,695	10,224,827
Accrued Investment Income	15,982,625	14,140,097
Accounts Receivable	16,854,591	19,843,577
Reinsurance Balances Receivable	2,111,800	3,166,591
Due from Affiliates	2,824,714	2,670,993
Deferred Policy Acquisition Costs	156,639,323	149,820,302
Other Assets	13,488,172	6,577,215

Total Assets	$1,791,394,548	$1,697,604,464

LIABILITIES
Policy Liabilities and Accruals—Property and Casualty Insurance	$149,781,555	$140,174,162
Policy Liabilities and Accruals—Life Insurance	599,722,477	558,043,631
Unearned Premiums	150,510,747	138,384,495
Dividends to Policyholders	10,260,899	10,195,930
Premium Deposit and Retirement Deposit Funds	6,054,340	5,472,522
Deferred Income Taxes	39,089,921	41,312,681
Other Liabilities	82,732,804	76,295,259
Due to Affiliates	16,031,128	16,146,574
Commercial Paper	98,526,786	165,415,905
Notes Payable	70,000,000	—
Notes Payable to Affiliates	34,822,898	37,051,467

Total Liabilities	1,257,533,555	1,188,492,626

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $1 par value Shares authorized: 1,000,000 Issued: None
Common Stock, $1 par value Shares authorized: 110,000,000 Issued: 83,783,024, Outstanding: 2002—78,923,773; 2001—78,359,356	83,783,024	41,891,512
Capital in Excess of Par Value	—	26,436,168
Accumulated Other Comprehensive Income	30,290,261	33,996,936
Retained Earnings	458,609,440	446,032,558
Treasury Stock: at cost (2002—4,859,251 shares; 2001—5,423,668 shares)	(38,821,732)	(39,245,336)

Total Stockholders’ Equity	533,860,993	509,111,838

Total Liabilities and Stockholders’ Equity	$1,791,394,548	$1,697,604,464

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues
Premiums—Property and Casualty Insurance	$209,411,645	$195,227,850	$106,020,678	$98,322,672
Premiums and Policy Charges—Life Insurance	31,662,826	28,652,937	15,552,797	13,653,961
Net Investment Income	43,995,886	39,576,356	21,883,051	20,413,633
Realized Investment Gains (Losses)	1,209,549	1,151,135	303,324	104,851
Other Income	1,135,393	1,448,140	928,307	629,396

Total Revenues	287,415,299	266,056,418	144,688,157	133,124,513

Benefits and Expenses
Benefits & Settlement Expenses	170,200,308	154,843,981	88,007,273	75,016,990
Dividends to Policyholders	1,885,785	1,904,250	897,831	903,510
Amortization of Deferred Policy Acquisition Costs	38,573,426	36,713,343	20,056,070	18,471,126
Other Operating Expenses	29,957,604	27,761,170	14,092,139	14,126,539

Total Expenses	240,617,123	221,222,744	123,053,313	108,518,165

Income Before Provision for Income Taxes	46,798,176	44,833,674	21,634,844	24,606,348
Provision for Income Taxes	12,798,690	12,827,157	6,103,504	7,192,289

Net Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	33,999,486	32,006,517	15,531,340	17,414,059
Cumulative Effect of Change in Accounting Principle, Net of Income Tax Benefit of $139,344 in 2001	0	(258,781)	0	0

Net Income	$33,999,486	$31,747,736	$15,531,340	$17,414,059

Operating Income	$33,213,279	$31,258,279	$15,334,179	$17,345,906

Earnings Per Share:
Operating Income
—Basic	$0.42	$0.40	$0.19	$0.22
—Diluted	$0.42	$0.40	$0.19	$0.22
Net Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit
—Basic	$0.43	$0.41	$0.20	$0.22
—Diluted	$0.43	$0.41	$0.20	$0.22
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit
—Basic	$0.00	$0.00	$0.00	$0.00
—Diluted	$0.00	$0.00	$0.00	$0.00
Net Income
—Basic	$0.43	$0.41	$0.20	$0.22
—Diluted	$0.43	$0.40	$0.20	$0.22

Average Shares Outstanding
—Basic	78,607,284	78,320,404	78,771,794	78,332,642
—Diluted	79,432,866	78,902,268	79,605,279	78,961,380

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net Income	$33,999,486	$31,747,736	$15,531,340	$17,414,059
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	(1,902,438)	(1,554,933)	4,857,707	(4,510,864)
Unrealized (Losses) on Interest Rate Swap Contracts	(1,018,030)	0	(1,018,030)	0
Less: Reclassification Adjustment for Realized Investment Gains (Losses)	786,207	748,238	197,161	68,153

Total Other Comprehensive (Loss) Income	(3,706,675)	(2,303,171)	3,642,516	(4,579,017)

Total Comprehensive Income	$30,292,811	$29,444,565	$19,173,856	$12,835,042

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net Income	$33,999,486	$31,747,736
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(43,406,546)	(43,375,345)
Amortization of Deferred Policy Acquisition Costs	38,573,426	36,713,343
Depreciation and Amortization	(454,842)	201,602
Provision for Deferred Taxes	2,086,701	1,873,379
Interest Credited on Policyholders’ Funds	12,449,491	11,110,206
Net Realized Investment Gains	(1,209,551)	(1,151,136)
Other	(6,999,852)	(1,087,602)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(1,842,528)	(1,529,539)
Accounts Receivable	2,988,986	(3,106,831)
Reinsurance Balances Receivable	1,054,791	(328,743)
Due from Affiliates	(269,167)	(703,880)
Other Assets	(6,910,957)	573,546
Liability for Policy Reserves	19,604,570	2,222,933
Liability for Unearned Premiums	12,126,252	14,991,528
Amounts Held for Others	646,787	(142,351)
Other Liabilities	(4,885,832)	10,360,593

Net Cash Provided by Operating Activities	57,551,215	58,369,439

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	68,612	102,220
Maturities and Redemptions of Fixed Maturities Available for Sale	66,915,269	38,358,056
Maturities and Redemptions of Other Investments	359,339	23,277,254
Sales of Fixed Maturities Available for Sale	10,877,496	19,222,710
Sales of Equity Securities	27,558,549	37,835,782
Sales of Other Investments	1,293,973	565,480
Purchases of Fixed Maturities Available for Sale	(216,262,983)	(87,665,016)
Purchases of Equity Securities	(32,394,625)	(38,634,948)
Purchases of Other Investments	(21,507,373)	(57,405,703)
Net Change in Short-term Investments	72,380,263	(7,919,618)
Net Change in Receivable/Payable on Securities	12,114,011	(14,289,892)

Net Cash Used in Investing Activities	(78,597,469)	(86,553,675)

Cash Flows From Financing Activities:
(Decrease) Increase in Commercial Paper	(66,889,119)	19,185,977
Increase (Decrease) in Notes Payable	70,000,000	(103,806)
(Decrease) Increase in Notes Payable to Affiliates	(2,228,569)	4,925,993
Stockholder Dividends Paid	(11,612,276)	(10,795,977)
Purchases of Treasury Stock	(755,513)	(1,527,821)
Proceeds from Exercise of Stock Options	5,730,933	1,730,269
Deposits of Policyholders’ Funds	43,758,593	40,542,399
Withdrawal of Policyholders’ Funds	(24,284,927)	(23,934,544)

Net Cash Provided by Financing Activities	13,719,122	30,022,490

Net Change in Cash	(7,327,132)	1,838,254
Cash—Beginning of Period	10,224,827	4,475,672

Cash—End of Period	$2,897,695	$6,313,926

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,216,194	$4,364,304
Income Taxes	$10,865,862	$10,681,000

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2002

1.    Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001. The results of operations for the six-month and three-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains, net of related tax effects. Certain reclassifications have been made to conform previous classifications to June 30, 2002 classifications and descriptions.

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

(Note 2. Continued)

100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

	Lower Catastrophe Pool Limit	Upper Catastrophe Pool Limit	Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
	(millions)	(millions)
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%

The Company’s participation in the Pooling Agreement may be changed or terminated without the consent or approval of the Company’s shareholders. The Pooling Agreement may be terminated by any party thereto upon 90 days notice.

The following table sets forth the premiums and losses ceded to and assumed from the pool for the six-month and three-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Premiums ceded to pool	$38,348	$34,613	$19,501	$17,606
Premiums assumed from pool	$210,268	$195,992	$106,456	$98,745
Losses ceded to pool	$28,387	$27,782	$15,147	$13,825
Losses assumed from pool	$131,633	$122,005	$68,921	$58,607

The Company incurred $5.2 million in storm losses in the second quarter of 2002 resulting in a reduction in the Company’s net income of approximately $0.04 per diluted share, after reinsurance and taxes. No catastrophe losses were incurred in the first quarter of 2002. The Company also incurred $7.4 million in storm losses in the first quarter of 2001 which reduced the Company’s net income by approximately $0.06 per diluted share, after reinsurance and taxes. No catastrophe losses were incurred in the second quarter of 2001.

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

(Note 3. Continued)

Certain legal proceedings are in process at June 30, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $3.0 million in the first six months of 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at June 30, 2002. Of the 17 proceedings, five were filed in 2002, three were filed in 2001, one was filed in 2000, six were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 17 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court has again certified the class and Life has appealed the certification to the Alabama Supreme Court. The recent trial court order certifying the second class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation and Alfa General Insurance Corporation were recently served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

The Company periodically invests in partnerships that invest in affordable housing tax credits. At June 30, 2002, the Company had committed to fund a partnership of this type in the amount of approximately $8.0 million.

4.    Segment Information

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six-month and three-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,			Three Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(in thousands)
Earned premiums
Personal lines	$200,696	$186,930	7%	$101,682	$94,162	8%
Commercial lines	7,299	6,909	6%	3,634	3,503	4%
Pools, associations and fees	2,273	2,153	6%	1,140	1,080	6%
Reinsurance ceded	(856)	(764)	(12)%	(435)	(422)	(3)%

Total	$209,412	$195,228	7%	$106,021	$98,323	8%

Net underwriting income	$15,566	$14,821	5%	$5,676	$9,980	(43)%

Loss ratio	63.0%	62.1%		65.3%	58.8%
LAE ratio	4.5%	4.0%		4.1%	4.2%
Expense ratio	25.1%	26.3%		25.2%	26.8%

GAAP basis combined ratio	92.6%	92.4%		94.6%	89.8%

Underwriting margin	7.4%	7.6%		5.4%	10.2%

Net investment income	$16,123	$14,258	13%	$8,376	$7,331	14%

Pre-tax operating income	$31,676	$29,215	8%	$14,283	$17,382	(18)%

Operating income, net of tax	$24,065	$21,610	11%	$10,856	$12,497	(13)%

(Note 4. Continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six-month and three-months periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,			Three Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
			(in thousands)
Premiums and policy charges
Universal life policy charges	$8,684	$7,938	9%	$4,382	$3,992	10%
Universal life policy charges — COLI	1,997	1,732	15%	577	475	21%
Interest sensitive life policy charges	5,359	5,052	6%	2,574	2,545	1%
Traditional life insurance premiums	14,911	13,732	9%	7,649	6,642	15%
Group life insurance premiums	712	199	258%	371	0	NM

Total	$31,663	$28,653	11%	$15,553	$13,654	14%

Net investment income	$23,156	$22,906	1%	$11,674	$11,636	0%

Benefits and expenses	$37,994	$32,920	15%	$18,605	$16,193	15%

Pre-tax operating income	$12,533	$14,616	(14)%	$6,494	$7,091	(8)%

Operating income, net of tax	$8,634	$10,431	(17)%	$4,275	$5,078	(16)%

5.    Acquisition of Commercial Lease Portfolio

During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which is primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. OFC’s operations for the six-month period ended June 30, 2002 resulted in income of approximately $214,000 including a loss of approximately $96,000 in the second quarter primarily due to increased reserves associated with the lease portfolio purchased in November 2001 from the Manufacturing and Machine Tool Finance Division of Textron Financial Corporation.

6.    Note Payable and Interest Rate Swap Contract

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

As part of its funding efforts, the Company issued a $70 million long-term obligation with a life of fifteen years in the second quarter of 2002. Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company’s objective to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

(Note 6. Continued)

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receivable-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt.

The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments in the normal course of business.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge position. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

Interest expense for the six months ended June 30, 2002 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

7.    Financial Accounting Developments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative are included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. This standard, as amended by SFAS No. 137, became effective for the Company January 1, 2001. During, 2001, the Company recorded approximately $229,000, net of tax, as the effect upon adoption of this standard.

The FASB also issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)” in September 2000. This standard became effective April 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

(Note 7. Continued)

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

The FASB also issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and “Technical Corrections,” in April 2002. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

8.    Stock Split

On April 25, 2002, the Company’s Board of Directors approved a two-for-one stock split to be effected as a 100% stock dividend. The new shares were issued on June 17, 2002 to stockholders of record on June 3, 2002. Financial statements presented for 2002 within this filing reflect the impact of the stock split. Financial statements for prior periods reflect the impact of the stock split only in share and per share disclosures.

INDEPENDENT AUDITORS’ REVIEW REPORT

To the Stockholders and Board of Directors
Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

August 9, 2002
Birmingham, Alabama

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the six-month and three-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,			Three Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premiums	$209,412	$195,228	7%	$106,021	$98,323	8%
Life insurance premiums and policy charges	31,663	28,653	11%	15,553	13,654	14%

Total premiums and policy charges	$241,075	$223,881	8%	$121,574	$111,977	9%

Net investment income	$43,996	$39,576	11%	$21,883	$20,414	7%

Total Revenues	$287,415	$266,056	8%	$144,688	$133,125	9%

Net income
Property and casualty insurance	$24,065	$21,610	11%	$10,856	$12,497	(13)%
Life insurance	8,634	10,431	(17%)	4,275	5,078	(16)%

Total insurance operations	32,699	32,041	2%	15,131	17,575	(14)%
Noninsurance operations	1,972	1,347	46%	853	535	59%
Net realized investment gains	786	748	5%	197	68	190%
Corporate expenses	(1,458)	(2,129)	(31)%	(650)	(764)	(15)%
Cumulative effect of change in accounting principle	0	(259)	(100)%	0	0	0%

Net income	$33,999	$31,748	7%	$15,531	$17,414	(11)%

Net income per share—
Basic	$0.43	$0.41	7%	$0.20	$0.22	(11)%

Diluted	$0.43	$0.40	6%	$0.20	$0.22	(12)%

Weighted average shares outstanding—Basic	78,607,284	78,320,404		78,771,794	78,332,642

Diluted	79,432,866	78,902,268		79,605,279	78,961,380

Total premiums and policy charges increased 8% in the first six months of 2002 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 11% in the first six months of 2002 while invested assets have grown 6.0% in the six months since December 31, 2001.

Operating income increased by 11% in the property casualty subsidiaries due primarily to a reduction in storm losses during the first six months of 2002. The 17% decrease in operating income in the life subsidiary is largely due to increases made in legal reserves of $2.2 million. Noninsurance operations were up 46% due to earnings growth from the finance, construction and benefit services subsidiaries. An improved interest rate spread led to an increase in operating income of approximately $219,000 in the finance subsidiary. Construction income increased $166,000 due to higher levels of commercial construction activity. Operating earnings of Alfa Benefits Corporation increased approximately $342,000 due to a reduction in benefit liabilities during the second quarter.

The Company’s net income was slightly impacted by an increase in realized investment gains. Corporate expenses decreased in the first half of 2002 due to significantly lower borrowing costs resulting from a decline in interest rates.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the six-month and three-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,			Three Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(in thousands)
Earned premiums
Personal lines	$200,696	$186,930	7%	$101,682	$94,162	8%
Commercial lines	7,299	6,909	6%	3,634	3,503	4%
Pools, associations and fees	2,273	2,153	6%	1,140	1,080	6%
Reinsurance ceded	(856)	(764)	(12)%	(435)	(422)	(3)%

Total	$209,412	$195,228	7%	$106,021	$98,323	8%

Net underwriting income	$15,566	$14,821	5%	$5,676	$9,980	(43)%

Loss ratio	63.0%	62.1%		65.3%	58.8%
LAE ratio	4.5%	4.0%		4.1%	4.2%
Expense ratio	25.1%	26.3%		25.2%	26.8%

GAAP basis combined ratio	92.6%	92.4%		94.6%	89.8%

Underwriting margin	7.4%	7.6%		5.4%	10.2%

Net investment income	$16,123	$14,258	13%	$8,376	$7,331	14%

Pre-tax operating income	$31,676	$29,215	8%	$14,283	$17,382	(18)%

Operating income, net of tax	$24,065	$21,610	11%	$10,856	$12,497	(13)%

Earned premiums increased 8% in the second quarter and 7% for the first six months of 2002 due to greater automobile and homeowner production and the positive impact of homeowner rate increases which took effect in November 2001. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio increased to 63.0% for the first two quarters of 2002 as the ratio climbed to 65.3% for the second quarter following $5.2 million in storm losses. Approximately $7.4 million of storm losses were incurred in the first quarter of 2001. No storm losses were recorded in the second quarter of 2001. Loss adjustment expenses in the first six months of 2002 were 4.5% of earned premiums compared to 4.0% in the same period of 2001 when a reduction in loss adjustment expense reserves was recorded following a review of reserve levels. The increase in business resulting from the mandatory insurance law becoming effective in Alabama in June 2000 has not resulted in the emergence of additional claims cost at the anticipated levels. Consequently, reserves were adjusted in the first quarter of 2001 to a more normal level. Another factor in the relatively stable underwriting margin was a decrease in the expense ratio from 2001 levels despite additional expenses related to the Company’s implementation of new financial reporting systems.

Net investment income increased 13% in the first six months of 2002 in the property casualty subsidiaries due to continued positive cash flow from profitable underwriting results which increased invested assets 10.4% since June 30, 2001.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the six-month and three-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,			Three Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$8,684	$7,938	9%	$4,382	$3,992	10%
Universal life policy charges—COLI	1,997	1,732	15%	577	475	21%
Interest sensitive life policy charges	5,359	5,052	6%	2,574	2,545	1%
Traditional life insurance premiums	14,911	13,732	9%	7,649	6,642	15%
Group life insurance premiums	712	199	258%	371	0	NM

Total	$31,663	$28,653	11%	$15,553	$13,654	14%

Net investment income	$23,156	$22,906	1%	$11,674	$11,636	0%

Benefits and expenses	$37,994	$32,920	15%	$18,605	$16,193	15%

Pre-tax operating income	$12,533	$14,616	(14)%	$6,494	$7,091	(8)%

Operating income, net of tax	$8,634	$10,431	(17)%	$4,275	$5,078	(16)%

The Company’s life insurance premiums and policy charges increased 11% in the first six months of 2002 due to new business and good persistency. First year collected premiums increased over 15% in the first six months of 2002 due to continued sales growth of term products introduced over the last two years. Total new annualized premium increased 5.0% in the first half of 2002 and 8.7% in all of 2001.

Life insurance operating income decreased approximately 17% in the first six months of 2002. This decrease was primarily the result of expenses related to increases in legal reserves of $2.2 million. The mortality ratio of actual to expected death claims decreased to 86% in the first six months of 2002 from 107% in the first two quarters of 2001. Despite the decline in earnings, positive cash flows resulted in a 9.0% increase in invested assets while investment income increased approximately 1%.

NONINSURANCE OPERATIONS

Noninsurance operations were up 46% due primarily to improved operating results in the finance, construction and benefit services subsidiaries. More favorable interest rate spreads contributed to an increase in net income of approximately $219,000 from the finance subsidiary. Operating income from the construction subsidiary increased by approximately $166,000 in the first half of 2002 due to higher levels of commercial construction activity. While income from the Company’s subsidiary covering certain employee benefits increased by over $342,000 to approximately $477,000, earnings from the real estate subsidiary was down $112,000 in the first six months of 2002 from the same period in 2001 due largely to tighter profit margins.

CORPORATE

Corporate expenses decreased 31%, or approximately $671,000, due primarily to lower interest expense related to the Company’s commercial paper borrowing. Favorable trends in short-term interest rates allowed the Company’s interest expense to decline significantly from levels experienced in the first half of 2001.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,
	2002	2001
Increase in invested assets since January 1, 2002 and 2001	6.0%	5.0%
Investment yield rate (annualized)	6.7%	6.8%
Increase in net investment income since June 30, 2001 and 2000	11.2%	14.1%

The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $15.6 million in underwriting income in the first two quarters of 2002 which was somewhat offset by the decline in profitability of the Company’s life subsidiary, which had $8.6 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. As a result of the overall positive cash flows from operations, invested assets grew 6.0% since January 1, 2002 and 11.0% since June 30, 2001 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 11.2%. In addition to the increased investment income created by positive cash flow from operations, the Company also had improved investment income results from its finance subsidiary of approximately $219,000 from its consumer loan and commercial lease portfolios. The overall yield rate, calculated using amortized cost, remained relatively unchanged at 6.7%. The Company had net realized investment gains of approximately $1.2 million in the first six months of both 2002 and 2001, respectively. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Fixed maturities
Taxable
Mortgage backed (CMO’s)	25.0%	22.9%
Corporate bonds	30.7	27.6

Total taxable	55.7	50.5
Tax exempts	14.9	14.0

Total fixed maturities	70.6	64.5

Equity securities	4.0	5.0
Real estate	0.2	0.2
Policy loans	3.2	3.3
Collateral loans	6.5	5.9
Other long term investments	10.6	11.0
Short term investments	4.9	10.1

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to a shift from short term investments to fixed maturities and to market value fluctuations in fixed maturities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at June 30, 2002 and December 31, 2001:

Rating	June 30, 2002	December 31, 2001
AAA to A-	90.5%	88.8%
BBB+ to BBB-	9.2	10.8
BB+ and Below (Below investment grade)	0.3	0.4

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At June 30, 2002, approximately 35.4% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position is not believed to be significant. At June 30, 2002, the Company’s total portfolio of fixed maturities had gross unrealized gains of $54,080,113 and gross unrealized losses of $ 8,434,665. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first six months of 2002, the Company sold approximately $10.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $363,597 and gross realized losses of $3,976,523. During the same period in 2001, the Company sold approximately $21.0 million in fixed maturities available for sale. These sales resulted in gross realized gains of $115,669 and gross realized losses of $548,624.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At June 30, 2002, the Company had unrealized gains of approximately $2.8 million in such investments. During the first six months of 2002, the Company recognized a net loss of $3,435,342 on disposals of high yield debt securities. No such disposals occurred in the same period of 2001.

In the first six months of 2002, the Company wrote down four equities totaling $634,141, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains.

The Company’s investment in other long term investments consists primarily of consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At June 30, 2002, the delinquency ratio on the loan portfolio was 1.35%, down from 1.78% at December 31, 2001. The delinquency ratio on the lease portfolio at June 30, 2002 was 4.84%, up from 4.37% at December 31, 2001. Credit losses of approximately $500,000 were incurred in the first six months of 2002 including an increase of approximately $116,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first two quarters of 2002 were approximately $300,000. At June 30, 2002, the Company maintained an allowance for loan losses of $1,096,110 or approximately 1.2% of the outstanding loan balance. In addition, at June 30, 2002, the Company maintained an allowance for lease losses of $1,895,142 or approximately 2.6% of the outstanding lease balance. Other significant long term investments include assets leased under operating leases, partnership investments and certain other investments.

INCOME TAXES

The effective tax rate in the first six months of 2002 was 27.1% compared to 28.7% for the full year 2001 and 28.6% for the first six months of 2001. The decrease in the effective tax rate in the first six months of 2002 is due primarily to credits arising from an amended income tax return. The effective rate has also been impacted by increased tax preference credits on certain investments. Based on information available at June 30, 2002, the Company currently anticipates the effective tax rate for all of 2002 to be approximately 27.2%.

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

Net cash provided by operating activities for the first six months of 2002 and 2001 approximated $57.6 million and $58.4 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

The Company has a limited number of contractual obligations in the form of operating leases and debt obligations. These leases have primarily been originated by its commercial leasing and real estate sales subsidiaries. Operating leases supporting the corporate headquarters are the responsibility of Alfa Mutual Insurance Company (Mutual), an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement. Included in the Company’s contractual obligations is the repayment of a $70 million debt obligation. This note, issued in the second quarter of 2002, is payable at the end of fifteen years. While the note carries a variable interest rate, the Company has entered into an interest rate swap contract to hedge interest rate variability and fix the interest rate for the first five years of the debt obligation at 4.945%. The Company’s contractual obligations at June 30, 2002 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$36,585	$21,417	$15,168	$—	$—
Capital Lease Obligations	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Long-Term Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$70,036,585	$21,417	$15,168	$—	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2002, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2002 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1- 3 years	4-5 years	After 5 years
Lines of Credit	$29,015,000	$21,015,000	$8,000,000	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	140,726,393	134,797,881	4,446,384	1,482,128	—

Total Commercial Commitments	$169,741,393	$155,812,881	$12,446,384	$1,482,128	$—

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

Rising interest rates on commercial paper issued, a major source of funding portfolio growth, could reduce the interest rate spread if the Company failed to adequately adjust interest rates charged to customers.

Total borrowings increased approximately $900,000 in the first six months of 2002 to $203.3 million. The majority of the short-term debt is commercial paper issued by the Company. At June 30, 2002, the Company had approximately $98.6 million in commercial paper at rates ranging from 1.82% to 1.86% with maturities ranging from July 16, 2002 to August 22, 2002. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $220 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company. In addition, the Company had $34.8 million in short-term debt outstanding to affiliates at June 30, 2002.

Included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety at the end of fifteen years with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary. The Company has entered into an interest rate swap contract in order to achieve its objective of economically hedging 100 percent of its variable-rate long-term interest payments over the first five years of the note. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby fixing the rate on such debt at 4.945%.

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 4,000,000 shares of common stock were reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During March 2002, the Company issued 423,000 options.

The Company’s Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 12,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first six months of 2002, the Company repurchased 62,356 shares at a cost of $755,513. At June 30, 2002, the total repurchased was 6,508,456 shares at a cost of $42,408,240. The Company has reissued 1,441,330 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares to its mutual affiliates as a means of meeting provisions under their participation in the Company’s dividend reinvestment plan. At June 30, 2002, the total sold was 223,875 shares at a cost of $421,165.

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $7.5 million in the first six months of 2002 and $8.2 million for the first six months of 2001. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 2002, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $478.1 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At

June 30, 2002, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at June 30, 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001. As the Company operates in the property and casualty and life insurance industries, its accounting policies are well defined with industry-specific accounting literature governing the recognition of insurance-related revenues and expenses. The exercise of management judgment is, however, a critical aspect governing the application of such accounting guidance. Management believes that the significant assumptions used in the determination of its insurance assets and liabilities are supported by actuarial studies conducted in accordance with generally accepted actuarial standards and that the resulting insurance assets and liabilities fall within a reasonable range of actuarial estimates given current trends and the nature of the Company’s coverages. Significant assumptions used in the determination of actuarially determined assets and liabilities are also contained within the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001.

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

The FASB also issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Certain legal proceedings are in process at June 30, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $3.0 million in the first six months of 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at June 30, 2002. Of the 17 proceedings, five were filed in 2002, three were filed in 2001, one was filed in 2000, six were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 17 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court has again certified the class and Life has appealed the certification to the Alabama Supreme Court. The recent trial court order certifying the second class action has been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation and Alfa General Insurance Corporation were recently served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

11—Statement of Computation of Per Share Earnings

15—Letter Regarding Unaudited Interim Financial Information

99—Miscellaneous

99.1—Certification of Chief Executive Officer

99.2—Certification of Chief Financial Officer

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

By:	/s/ JERRY A. NEWBY
Jerry A. Newby President (Chief Executive Officer)

Date 8/09/02

By:	/s/ STEPHEN G. RUTLEDGE
Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)

Date 8/09/02