Form 10-Q
period 2002-09-30
ALFA CORP
filed 2002-11-13
CIK 743532

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

Commission File Number 0-11773

ALFA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	063-0838024 (IRS Employer Identification No.)

2108 East South Boulevard, Montgomery, Alabama 36116
(Mail: P. O Box 11000, Montgomery, Alabama 36191-0001)
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code	(334) 288-3900

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class Common Stock, $1.00 par value	Outstanding September 30, 2002 78,990,673 shares

ALFA CORPORATION

INDEX

			Page No.

Part I.	Financial Information (Consolidated Unaudited)

	Item 1.	Financial Statements

		Balance Sheets – September 30, 2002 and December 31, 2001	3

		Statements of Income, Nine Months and Three Months ended September 30, 2002 and 2001	4

		Statements of Comprehensive Income, Nine Months and Three Months ended September 30, 2002 and 2001	5

		Statements of Cash Flows, Nine Months ended September 30, 2002 and 2001	6

		Notes to Financial Statements	7

		Independent Auditors’ Review Report	14

	Item 2.
		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.
		Market Risk Disclosures	27

	Item 4.
		Controls and Procedures	28

Part II.	Other Information

	Item 1.
		Legal Proceedings	29

	Item 6.
		Exhibits and Reports on Form 8-K	30

ALFA CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)

Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $361,962 in 2002 and $477,422 in 2001)	$331,694	$441,740
Fixed Maturities Available for Sale, at fair value (amortized cost $1,005,480,096 in 2002 and $932,488,619 in 2001)	1,080,954,960	960,415,249
Equity Securities, at fair value (cost $54,400,227 in 2002 and $46,889,245 in 2001)	52,224,680	74,664,030
Mortgage Loans on Real Estate	47,337	109,556
Investment Real Estate (net of accumulated depreciation of $1,554,023 in 2002 and $1,444,946 in 2001)	2,636,134	2,712,165
Policy Loans	52,321,306	49,945,528
Collateral Loans	104,111,124	88,561,085
Other Long-term Investments	203,972,726	164,056,234
Short-term Investments	154,913,856	150,255,275

Total Investments	1,651,513,817	1,491,160,862
Cash	12,370,151	10,224,827
Accrued Investment Income	16,947,877	14,140,097
Accounts Receivable	19,232,106	19,843,577
Reinsurance Balances Receivable	2,206,508	3,166,591
Due from Affiliates	1,829,677	2,670,993
Deferred Policy Acquisition Costs	155,284,737	149,820,302
Other Assets	12,615,006	6,577,215

Total Assets	$1,871,999,879	$1,697,604,464

Liabilities
Policy Liabilities and Accruals - Property and Casualty Insurance	$150,853,230	$140,174,162
Policy Liabilities and Accruals - Life Insurance	610,128,346	558,043,631
Unearned Premiums	157,073,229	138,384,495
Dividends to Policyholders	10,360,739	10,195,930
Premium Deposit and Retirement Deposit Funds	6,471,267	5,472,522
Deferred Income Taxes	43,260,317	41,312,681
Other Liabilities	74,129,124	76,295,259
Due to Affiliates	15,861,072	16,146,574
Commercial Paper	133,512,317	165,415,905
Notes Payable	70,000,000	—
Notes Payable to Affiliates	48,587,658	37,051,467

Total Liabilities	1,320,237,299	1,188,492,626

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value Shares authorized: 1,000,000 Issued: None
Common Stock, $1 par value Shares authorized: 110,000,000 Issued: 83,783,024 Outstanding: 2002 - 78,990,673; 2001 - 78,359,356	83,783,024	41,891,512
Capital in Excess of Par Value	2,780,791	26,436,168
Accumulated Other Comprehensive Income	35,812,443	33,996,936
Retained Earnings	470,263,022	446,032,558
Treasury Stock: at cost (2002 - 4,792,351 shares; 2001 - 5,423,668 shares)	(40,876,700)	(39,245,336)

Total Stockholders’ Equity	551,762,580	509,111,838

Total Liabilities and Stockholders’ Equity	$1,871,999,879	$1,697,604,464

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Revenues
Premiums - Property and Casualty Insurance	$317,859,583	$295,360,960	$108,447,938	$100,133,110
Premiums and Policy Charges - Life Insurance	46,868,792	42,658,144	15,205,966	14,005,207
Net Investment Income	65,951,535	62,212,315	21,955,649	22,635,959
Realized Investment Gains (Losses)	3,672,351	3,073,113	2,462,802	1,921,978
Other Income	2,056,014	2,080,488	920,621	632,348

Total Revenues	436,408,275	405,385,020	148,992,976	139,328,602

Benefits and Expenses
Benefits & Settlement Expenses	260,922,196	235,367,411	90,721,888	80,523,430
Dividends to Policyholders	2,749,402	2,780,276	863,617	876,026
Amortization of Deferred Policy
Acquisition Costs	59,042,848	55,459,983	20,469,422	18,746,640
Other Operating Expenses	42,966,476	41,466,549	13,008,872	13,705,379

Total Expenses	365,680,922	335,074,219	125,063,799	113,851,475

Income Before Provision for Income Taxes	70,727,353	70,310,801	23,929,177	25,477,127

Provision for Income Taxes	19,277,753	19,706,801	6,479,063	6,879,644

Net Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	51,449,600	50,604,000	17,450,114	18,597,483

Cumulative Effect of Change in Accounting Principle, Net of Income Tax Benefit of $140,394 in 2001	0	(260,731)	0	(1,950)

Net Income	$51,449,600	$50,343,269	$17,450,114	$18,595,533

Operating Income	$49,062,573	$48,606,477	$15,849,293	$17,348,198

.
Earnings Per Share:
Operating Income
- Basic	$0.62	$0.62	$0.20	$0.22
- Diluted	$0.62	$0.62	$0.20	$0.22

Net Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit
- Basic	$0.65	$0.64	$0.22	$0.24
- Diluted	$0.65	$0.64	$0.22	$0.24

Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit
- Basic	$0.00	$0.00	$0.00	($0.00)
- Diluted	$0.00	$0.00	$0.00	($0.00)

Net Income
- Basic	$0.65	$0.64	$0.22	$0.24
- Diluted	$0.65	$0.64	$0.22	$0.24

Average Shares Outstanding
- Basic	78,697,826	78,315,714	78,875,959	78,306,490
- Diluted	79,473,390	78,948,270	79,567,532	79,038,146

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net Income	$51,449,600	$50,343,269	$17,450,114	$18,595,533
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	9,374,843	531,877	11,277,281	2,086,810
Unrealized (Losses) on Interest Rate Swap Contracts	(5,172,308)	—	(4,154,278)	—
Less: Reclassification Adjustment for Realized Investment Gains (Losses)	2,387,028	1,997,523	1,600,821	1,249,285

Total Other Comprehensive (Loss) Income	1,815,507	(1,465,646)	5,522,182	837,525

Total Comprehensive Income	$53,265,107	$48,877,623	$22,972,296	$19,433,058

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION
CONSOLIDATEDSTATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows From Operating Activities:
Net Income	$51,449,600	$50,343,269

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(71,867,563)	(64,172,774)
Amortization of Deferred Policy Acquisition Costs	59,042,848	55,459,983
Depreciation and Amortization	(743,904)	(207,654)
Provision for Deferred Taxes	1,891,818	1,920,753
Interest Credited on Policyholders' Funds	19,047,168	16,986,343
Net Realized Investment Gains	(3,672,351)	(3,073,113)
Other	(7,887,951)	103,245
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(2,807,780)	(794,116)
Accounts Receivable	611,471	(5,032,673)
Reinsurance Balances Receivable	960,083	(847,954)
Due from Affiliates	555,814	1,188,516
Other Assets	(6,037,791)	80,080
Liability for Policy Reserves	22,955,993	2,303,000
Liability for Unearned Premiums	18,688,734	17,622,635
Amounts Held for Others	1,163,554	(2,584)
Other Liabilities	3,516,607	11,663,249

Net Cash Provided by Operating Activities	86,866,350	83,540,205

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	99,381	193,775
Maturities and Redemptions of Fixed Maturities Available for Sale	98,502,448	70,941,418
Maturities and Redemptions of Other Investments	643,928	39,893,677
Sales of Fixed Maturities Available for Sale	101,660,131	25,596,235
Sales of Equity Securities	42,432,648	50,521,768
Sales of Other Investments	3,837,673	830,490
Purchases of Fixed Maturities Available for Sale	(271,968,471)	(131,609,922)
Purchases of Equity Securities	(45,628,091)	(51,822,985)
Purchases of Other Investments	(49,208,874)	(74,945,027)
Net Change in Collateral Loans	(15,550,039)	(10,160,971)
Net Change in Short-term Investments	(4,658,581)	(26,719,827)
Net Change in Receivable/Payable on Securities	(4,182,692)	(10,142,650)

Net Cash Used in Investing Activities	(144,020,539)	(117,424,019)

Cash Flows From Financing Activities:
(Decrease) Increase in Commercial Paper	(31,903,588)	24,792,378
Increase (Decrease) in Notes Payable	70,000,000	(103,806)
Increase in Notes Payable to Affiliates	11,536,191	7,634,223
Stockholder Dividends Paid	(17,408,810)	(16,487,023)
Purchases of Treasury Stock	(3,331,785)	(3,575,199)
Proceeds from Exercise of Stock Options	8,970,080	2,153,707
Deposits of Policyholders' Funds	57,144,223	54,579,566
Withdrawal of Policyholders' Funds	(35,706,798)	(35,197,508)

Net Cash Provided by Financing Activities	59,299,513	33,796,338

Net Change in Cash	2,145,324	(87,476)
Cash - Beginning of Period	10,224,827	4,475,672

Cash - End of Period	$12,370,151	$4,388,196

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,754,984	$6,442,252
Income Taxes	$11,778,516	$10,681,000

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2002

1.      Significant Accounting Policies

         In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2001. The results of operations for the nine-month and three-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For purposes of this report, the Company has defined operating income as income excluding net realized investment gains, net of related tax effects. Certain reclassifications have been made to conform previous classifications to September 30, 2002 classifications and descriptions.

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

         The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine-month and three-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Premiums ceded to pool	$58,479	$54,545	$20,131	$19,932
Premiums assumed from pool	$319,226	$296,510	$108,959	$100,518
Losses ceded to pool	$43,926	$42,003	$15,539	$14,221
Losses assumed from pool	$203,417	$184,258	$71,784	$62,253

         The Company incurred $1.8 million in storm losses in the third quarter of 2002 resulting in a reduction in the Company’s net income of approximately $0.01 per diluted share, after reinsurance and taxes. Through the first nine months of 2002, storm losses of $7.0 million have been incurred, negatively impacting earnings by approximately $0.06 per diluted share. The Company also incurred $7.4 million in storm losses in the first quarter of 2001 which reduced the Company’s net income by approximately $0.06 per diluted share, after reinsurance and taxes. No catastrophe losses were incurred in the second or third quarters of 2001.

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

(Note 3. Continued)

         Certain legal proceedings are in process at September 30, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $3.4 million in the first nine months of 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at September 30, 2002. Of the 17 proceedings, eight were filed in 2002, two were filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 17 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court has again certified the class and Life has appealed the certification to the Alabama Supreme Court. The trial court order certifying the second class action has also been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation and Alfa General Insurance Corporation have been served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

         Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

         The Company periodically invests in partnerships that invest in affordable housing tax credits. At September 30, 2002, the Company had committed to fund a partnership of this type in the amount of approximately $4.6 million.

4.      Segment Information

         The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine-month and three-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,			Three Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

	(in thousands)
Earned premiums
Personal lines	$304,659	$282,805	8%	$103,963	$95,875	8%
Commercial lines	11,131	10,466	6%	3,832	3,557	8%
Pools, associations and fees	3,436	3,239	6%	1,164	1,086	7%
Reinsurance ceded	(1,367)	(1,149)	(19%)	(511)	(385)	(33%)

Total	$317,859	$295,361	8%	$108,448	$100,133	8%

Net underwriting income	$21,614	$21,912	(1%)	$6,048	$7,092	(15%)

Loss ratio	64.1%	62.1%		66.2%	62.1%
LAE ratio	4.2%	4.0%		3.7%	4.1%
Expense ratio	24.9%	26.5%		24.5%	26.7%

GAAP basis combined ratio	93.2%	92.6%		94.4%	92.9%

Underwriting margin	6.8%	7.4%		5.6%	7.1%

Net investment income	$23,299	$23,474	(1%)	$7,176	$9,216	(22%)

Pre-tax operating income	$44,986	$45,441	(1%)	$13,309	$16,226	(18%)

Operating income, net of tax	$34,248	$33,445	2%	$10,201	$11,828	(14%)

(Note 4. Continued)

         The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine-month and three-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,			Three Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

	(in thousands)
Premiums and policy charges
Universal life policy charges	$13,142	$12,059	9%	$4,458	$4,121	8%
Universal life policy charges - COLI	2,578	2,210	17%	581	478	22%
Interest sensitive life policy charges	7,944	7,591	5%	2,585	2,539	2%
Traditional life insurance premiums	22,493	20,534	10%	7,582	6,802	11%
Group life insurance premiums	712	264	170%	0	65	(100%)

Total	$46,869	$42,658	10%	$15,206	$14,005	9%

Net investment income	$35,213	$34,470	2%	$12,058	$11,564	4%

Benefits and expenses	$56,208	$50,194	12%	$18,214	$17,274	5%

Pre-tax operating income	$19,461	$20,913	(7%)	$6,929	$6,297	10%

Operating income, net of tax	$13,730	$15,530	(12%)	$5,096	$5,099	0%

5.      Acquisition of Commercial Lease Portfolio

         During the first quarter of 2000, the Company signed a definitive agreement and completed the transaction to acquire the leasing portfolio and assets of OFC Capital (OFC), an Atlanta-based business unit of First Liberty Bank, that provides financing for commercial equipment leases. The transaction involved a cash purchase price of approximately $23.1 million, which was primarily for the portfolio of leases. OFC operates as a business unit of Alfa Financial Corporation, a subsidiary of the Company. OFC’s operations for the nine-month period ended September 30, 2002 resulted in income of approximately $368,000 including earnings of approximately $154,000 in the third quarter.

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

(Note 6. Continued)

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

         To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt.

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

         Interest expense for the nine months ended September 30, 2002 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

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

(Note 7. Continued)

         The FASB also issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)” in September 2000. This standard became effective April 1, 2001. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

         The FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in September 2001. These standards became effective July 1, 2001 and January 1, 2002, respectively. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company’s financial position or income.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Subsequently, in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These standards became effective for fiscal years beginning after June 15, 2002 and December 15, 2001, respectively. At this time, the Company does not anticipate either of these standards having a significant impact on the Company’s financial position or income.

         The FASB also issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and “Technical Corrections,” in April 2002. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

         In August 2002, The FASB also issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

         In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of September 30, 2002, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP
November 13, 2002
Birmingham, Alabama

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The following table sets forth consolidated summarized income statement information for the nine-month and three-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,			Three Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premiums	$317,859	$295,361	8%	$108,448	$100,133	8%
Life insurance premiums and policy charges	46,869	42,658	10%	15,206	14,005	9%

Total premiums and policy charges	$364,728	$338,019	8%	$123,654	$114,138	8%

Net investment income	$65,952	$62,212	6%	$21,956	$22,636	(3%)

Total Revenues	$436,408	$405,385	8%	$148,993	$139,329	7%

Net income
Property and casualty insurance	$34,277	$33,454	2%	$10,212	$11,844	(14%)
Life insurance	13,730	15,530	(12%)	5,096	5,099	0%

Total insurance operations	48,007	48,984	(2%)	15,308	16,943	(10%)
Noninsurance operations	3,237	2,550	27%	1,265	1,203	5%
Net realized investment gains	2,387	1,998	19%	1,600	1,249	28%
Corporate expenses	(2,181)	(2,928)	(26%)	(723)	(799)	(10%)
Cumulative effect of change in accounting principle	0	(261)	(100%)	0	(2)	(100%)

Net income	$51,450	$50,343	2%	$17,450	$18,596	(6%)

Net income per share
Basic	$0.65	$0.64	2%	$0.22	$0.24	(7%)

Diluted	$0.65	$0.64	2%	$0.22	$0.24	(7%)

Weighted average shares outstanding	78,697,826	78,315,714		78,875,959	78,306,690
Basic

Diluted	79,473,390	78,948,270		79,567,532	79,038,146

         Total premiums and policy charges increased 8% in the first nine months of 2002 as a result of increased production in both property casualty and life business and continued good persistency. Net investment income increased 6% in the first nine months of 2002 while invested assets have grown 9.8% in the nine months since December 31, 2001.

         Operating income increased by 2% in the property casualty subsidiaries due primarily to a reduction in storm losses during the first nine months of 2002. The nonstorm loss ratio increased during the third quarter and combined with $1.8 million in storm losses to produce a loss ratio of 66.2% The 12% decrease in operating income in the life subsidiary is largely due to increases made in legal reserves of $2.2 million. Noninsurance operations were up 27% due to earnings growth from the finance and construction subsidiaries. An improved interest rate spread and gains on assets previously held under leases led to an increase in operating income of approximately $445,000 in the finance subsidiary. Construction income increased $186,000 due to higher levels of commercial construction activity.

         The Company’s net income was slightly impacted by an increase in realized investment gains. Corporate expenses decreased in the first nine months of 2002 due to significantly lower borrowing costs resulting from a decline in interest rates.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

         The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the nine-month and three-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,			Three Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

	(in thousands)
Earned premiums
Personal lines	$304,659	$282,805	8%	$103,963	$95,875	8%
Commercial lines	11,131	10,466	6%	3,832	3,557	8%
Pools, associations and fees	3,436	3,239	6%	1,164	1,086	7%
Reinsurance ceded	(1,367)	(1,149)	(19%)	(511)	(385)	(33%)

Total	$317,859	$295,361	8%	$108,448	$100,133	8%

Net underwriting income	$21,614	$21,912	(1%)	$6,048	$7,092	(15%)

Loss ratio	64.1%	62.1%		66.2%	62.1%
LAE ratio	4.2%	4.0%		3.7%	4.1%
Expense ratio	24.9%	26.5%		24.5%	26.7%

GAAP basis combined ratio	93.8%	92.6%		94.4%	92.9%

Underwriting margin	6.2%	7.4%		5.6%	7.1%

Net investment income	$23,299	$23,474	(1%)	$7,176	$9,216	(22%)

Pre-tax operating income	$44,986	$45,441	(1%)	$13,309	$16,226	(18%)

Operating income, net of tax	$34,248	$33,445	2%	$10,201	$11,828	(14%)

         Earned premiums increased 8% in both the third quarter and for the first nine months of 2002 due to greater automobile and homeowner production and the positive impact of homeowner rate increases which took effect in November 2001. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

         The overall loss ratio increased to 64.1% for the first three quarters of 2002 as the ratio climbed to 66.2% for the third quarter following $1.8 million in storm losses. Approximately $7.4 million of storm losses were incurred in the first quarter of 2001. No storm losses were recorded in the second or third quarters of 2001. Loss adjustment expenses in the first nine months of 2002 were 4.2% of earned premiums compared to 4.0% in the same period of 2001 when a reduction in loss adjustment expense reserves was recorded following a review of reserve levels. The increase in business resulting from the mandatory insurance law becoming effective in Alabama in June 2000 has not resulted in the emergence of additional claims cost at the anticipated levels. Consequently, reserves were adjusted in the first quarter of 2001 to a more normal level. Another factor in the relatively stable underwriting margin was a decrease in the expense ratio from 2001 levels despite additional expenses related to the Company’s implementation of new financial reporting systems.

         Net investment income decreased 1% in the first nine months of 2002 in the property casualty subsidiaries due to declines in partnership income. Invested assets increased 10.1% since September 30, 2001.

LIFE INSURANCE OPERATIONS

         The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the nine-month and three-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,			Three Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

	(in thousands)
Premiums and policy charges
Universal life policy charges	$13,142	$12,059	9%	$4,458	$4,121	8%
Universal life policy charges - COLI	2,578	2,210	17%	581	478	22%
Interest sensitive life policy charges	7,944	7,591	5%	2,585	2,539	2%
Traditional life insurance premiums	22,493	20,534	10%	7,582	6,802	11%
Group life insurance premiums	712	264	170%	0	65	(100%)

Total	$46,869	$42,658	10%	$15,206	$14,005	9%

Net investment income	$35,213	$34,470	2%	$12,058	$11,564	4%

Benefits and expenses	$56,208	$50,194	12%	$18,214	$17,274	5%

Pre-tax operating income	$19,461	$20,913	(7%)	$6,929	$6,297	10%

Operating income, net of tax	$13,730	$15,530	(12%)	$5,096	$5,099	0%

         The Company’s life insurance premiums and policy charges increased 10% in the first nine months of 2002 due to new business and good persistency. First year collected premiums increased over 12% in the first nine months of 2002 due to continued sales growth of term products introduced over the last two years. Total new annualized premium increased 6.2% in the first three quarters of 2002 and 8.7% in all of 2001.

         Life insurance operating income decreased approximately 12% in the first nine months of 2002. This decrease was primarily the result of expenses related to increases in legal reserves of $2.2 million. The mortality ratio of actual to expected death claims decreased to 89% in the first nine months of 2002 from 106% in the first three quarters of 2001. Despite the decline in earnings, positive cash flows resulted in a 7.5% increase in invested assets while investment income increased approximately 2%.

NONINSURANCE OPERATIONS

         Noninsurance operations were up 27% due primarily to improved operating results in the finance and construction subsidiaries. More favorable interest rate spreads and gains on disposal of previously leased assets contributed to an increase in net income of approximately $445,000 from the finance subsidiary. Operating income from the construction subsidiary increased by approximately $186,000 in the first three quarters of 2002 due to higher levels of commercial construction activity. Income from the Company’s subsidiary covering certain employee benefits increased by over $52,000 to approximately $611,000 while earnings from the real estate subsidiary increased slightly to $13,000 in the first nine months of 2002 despite tighter profit margins.

CORPORATE

         Corporate expenses decreased 26%, or approximately $747,000, due primarily to lower interest expense related to the Company’s commercial paper borrowing. Favorable trends in short-term interest rates allowed the Company’s interest expense to decline significantly from levels experienced in the first nine months of 2001.

INVESTMENTS

         The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,

	2002	2001

Increase in invested assets since January 1, 2002 and 2001	9.8%	8.3%
Investment yield rate (annualized)	6.6%	7.0%
Increase in net investment income since September 30, 2001 and 2000	6.0%	14.8%

         As a result of the overall positive cash flows from operations, invested assets grew 9.8% since January 1, 2002 and 12.6% since September 30, 2001 (based on amortized cost, which excludes the impact of SFAS 115), and net investment income increased 6.0%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $21.6 million in underwriting income in the first three quarters of 2002 which was somewhat offset by the decline in profitability of the

Company’s life subsidiary, which had $13.7 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. In addition to the increased investment income created by positive cash flow from operations, the Company also had improved investment income results from its finance subsidiary of approximately $445,000 from its consumer loan and commercial lease portfolios. The overall yield rate, calculated using amortized cost, declined slightly to 6.6%. The Company had net realized investment gains of approximately $3.7 million and $3.1 million in the first nine months of 2002 and 2001, respectively. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

         The composition of the Company’s investment portfolio is as follows at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

Fixed maturities
Taxable
Mortgage backed (CMO’s)	24.2%	22.9%
Corporate bonds	25.1	27.6

Total taxable	49.3	50.5
Tax exempts	16.1	14.0

Total fixed maturities	65.4	64.5

Equity securities	3.2	5.0
Real estate	0.2	0.2
Policy loans	3.2	3.3
Collateral loans	6.3	5.9
Other long term investments	12.3	11.0
Short term investments	9.4	10.1

	100.0%	100.0%

         The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year-end, the overall mix of investments has remained relatively stable with changes due to a shift from short term investments to fixed maturities and to market value fluctuations in fixed maturities.

         The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

RATING
AAA to A-	90.2%	88.8%
BBB+ to BBB-	9.5	10.8
BB+ and Below (Below investment grade)	0.3	0.4

	100.0%	100.0%

         The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

         At September 30, 2002, approximately 37.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position is not believed to be significant. At September 30, 2002, the Company’s total portfolio of fixed maturities had gross unrealized gains of $77,487,471 and gross unrealized losses of $1,982,339. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

         During the first nine months of 2002, the Company sold approximately $101.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $4,864,343 and gross realized losses of $6,402,985. During the same period in 2001, the Company sold approximately $29.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $115,559 and gross realized losses of $1,635,745.

         The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At September 30, 2002, the Company had unrealized gains of approximately $764,000 in such investments. During the first nine months of 2002, the Company recognized a net loss of $3,435,342 on disposals of high yield debt securities. At September 30, 2001, the Company had unrealized gains of approximately $8.9 million in such investments.

         In the first nine months of 2002, the Company wrote down eight equities totaling $3,591,203, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains. In addition, the Company wrote down two bonds during the same period totaling $948,209, whose declines in value were also deemed to be other than temporary and were recorded as a reduction in realized investment gains.

         The Company’s investment in other long term investments consists primarily of consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At September 30, 2002, the delinquency ratio on the loan portfolio was 1.32%, down from 1.78% at December 31, 2001. The delinquency ratio on the lease portfolio at September 30, 2002 was 6.73%, up from 4.37% at December 31, 2001. Credit losses of approximately $597,000 were incurred in the first nine months of 2002 including an increase of approximately $135,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first three quarters of 2002 were approximately $352,000. At September 30, 2002, the Company maintained an allowance for loan losses of $1,050,267 or approximately 1.1% of the outstanding loan balance. In addition, at September 30, 2002, the Company maintained an allowance for lease losses of $2,428,996 or approximately 2.3% of the outstanding lease balance. Other significant long term investments include assets leased under operating leases, partnership investments and certain other investments.

         During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with one wholly-owned subsidiary, Heights Finance Corp. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Alfa Financial’s investment gave it a 44 percent ownership in the newly formed entity. As a result of this significant ownership percentage, Alfa Financial will account for earnings from MidCountry Financial using the equity method of accounting. Results from operations will be impacted beginning in the fourth quarter of 2002 since earnings will be incorporated into the Company on a one-month lag as allowed by accounting principles generally accepted in the United States of America.

INCOME TAXES

         The effective tax rate in the first nine months of 2002 was 27.3% compared to 28.7% for the full year 2001 and 28.0% for the first nine months of 2001. The decrease in the effective tax rate in the first nine months of 2002 is due primarily to credits arising from an amended income tax return. The effective rate has also been impacted by increased tax preference credits on certain investments. Based on information available at September 30, 2002, the Company currently anticipates the effective tax rate for all of 2002 to be approximately 27.4%.

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

         Net cash provided by operating activities for the first nine months of 2002 and 2001 approximated $86.9 million and $83.5 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

The Company’s contractual obligations at September 30, 2002 are summarized below:

	Payments Due by Period

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Operating Leases	$70,177	$31,825	$38,352	$—	$—
Capital Lease Obligation	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Long-Term Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$70,070,177	$31,825	$38,352	$—	$70,000,000

         The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2002, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2002 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period

	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Lines of Credit	$29,015,000	$21,015,000	$8,000,000	$—	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	177,095,610	174,618,528	2,447,082	—	—

Total Commercial Commitments	$206,110,610	$195,633,528	$10,477,082	$—	$—

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

         Total borrowings increased approximately $49.6 million in the first nine months of 2002 to $252.1 million. The majority of the short-term debt is commercial paper issued by the Company. At September 30, 2002, the Company had approximately $133.5 million in commercial paper at rates ranging from 1.77% to 2.03% with maturities ranging from October 1, 2002 to November 26, 2002. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $220 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company. In addition, the Company had $48.6 million in short-term debt outstanding to affiliates at September 30, 2002.

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

         The Company’s Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 12,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first nine months of 2002, the Company repurchased 271,962 shares at a cost of $3,331,785. At September 30, 2002, the total repurchased was 6,718,062 shares at a cost of $44,984,511. The Company has reissued 1,465,230 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares to its mutual affiliates as a means of meeting provisions under their participation in the Company’s dividend reinvestment plan. At September 30, 2002, the total sold was 476,481 shares at a cost of $896,379.

         Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

         Cash surrenders paid to policyholders on a statutory basis totaled $11.0 million in the first nine months of 2002 and $11.7 million for the first nine months of 2001. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 2002, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $485.8 million.

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

         Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At September 30, 2002, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

         Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at September 30, 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

         The FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in September 2001. These standards became effective July 1, 2001 and January 1, 2002, respectively. Based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company does not anticipate these standards having a significant impact on the Company’s financial position or income.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Subsequently, in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These standards became effective for fiscal years beginning after June 15, 2002 and December 15, 200, respectively. At this time, the Company does not anticipate either of these standards having a significant impact on the Company’s financial position or income.

         The FASB also issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

         In August 2002, The FASB also issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

         In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

Item 4.

CONTROLS AND PROCEDURES

         The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee and Management, including the Chief Executive Officer and the Chief Financial Officer, within 90 days prior to the date of the filing of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

         Certain legal proceedings are in process at September 30, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $3.4 million in the first nine months of 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Approximately 17 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at September 30, 2002. Of the 17 proceedings, eight were filed in 2002, two were filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 17 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court has again certified the class and Life has appealed the certification to the Alabama Supreme Court. The trial court order certifying the second class action has also been appealed to the Alabama Supreme Court. In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation and Alfa General Insurance Corporation have been served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

         Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  11 - Statement of Computation of Per Share Earnings

                  15 - Letter Regarding Unaudited Interim Financial Information

                  99 - Miscellaneous

99.1 - Certification of Chief Executive Officer

99.2 - Certification of Chief Financial Officer

99.3 - Certification of Chief Executive Officer

99.4 - Certification of Chief Financial Officer

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                  Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION
Date 11/13/02	By:	/S/ JERRY A. NEWBY

Jerry A. Newby President (Chief Executive Officer)

Date 11/13/02	By:	/S/ STEPHEN G. RUTLEDGE

Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)