Form 10-K
period 2002-12-31
ALFA CORP
filed 2003-03-26
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-0838024 (IRS Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama (Address of principal executive offices)	36191-0001 (Zip-Code)

Registrant’s Telephone Number including Area Code (334) 288-3900

Securities registered pursuant to Section 12 (b) of the Act:

None

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

Yes ☒ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 28, 2002, was $439,092,880.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class Common Stock, $1.00 par value	Outstanding December 31, 2002 79,278,345 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s annual report to security holders for the fiscal year ended December 31, 2002, and proxy statement for the annual meeting of stockholders to be held April 24, 2003, are incorporated by reference into Part II and Part III.

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 53.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). The Company’s common stock is traded on the NASDAQ Stock Market’s National Market under the symbol ALFA.

Alfa Corporation’s insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 80.1% of the Company’s property and casualty premium income and 69.8% of its total premium income for 2002 was derived from the Company’s participation with the Mutual Group in a Pooling Agreement. Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. On January 1, 2002, Alfa Mutual Fire Insurance Company and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group including Specialty. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation’s participation in any single catastrophic event or series of disasters to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit

November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%
January 1, 2003	12.1	301.5	18%

The Boards of Directors of the Mutual Group and of the Company’s property and casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and the Department determined that the implementation of the Pooling Agreement did not require the Department’s approval.

A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of Specialty, two members of the Board of Directors of the Company and Jerry A. Newby, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company, Specialty and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts which could arise in the selection of risks to be insured by the participants by making the results of each participant’s operations dependent on the results of all of the Pooled Business. Accordingly, the participants should have substantially identical underwriting ratios for the Pooled Business excluding catastrophes as long as the Pooling Agreement remains in effect. See “Property and Casualty Business” section regarding impact of catastrophes.

The participation of the Company in the Pooling Agreement may be changed or terminated without the consent or approval of the shareholders, and the Pooling Agreement may be terminated by any party thereto upon 90 days notice. Any such termination, or a change in the Company’s allocated share of the Pooled Business, inclusion of riskier business or certain types of reinsurance assumed in the pool, or other changes to the Pooling Agreement, could have a material adverse impact on the Company’s earnings. Participants’ respective abilities to share in the Pooled Business are subject to regulatory capital requirements.

The Company’s annual report on Form 10-K, quarterly reports on form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business, with property and casualty insurance as one segment, life insurance as one segment, non-insurance business composed of consumer financing, commercial leasing, residential and commercial construction and real estate sales as one segment, and corporate operations as one segment. All investing activities are allocated to the segments based on the actual assets, investments and cash flows of each segment.

Segment profit or loss for the property and casualty operating segment is measured by underwriting profits and losses as well as by total net profit. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by total net profit. Segment expenses are borne by the segment which directly incurred such expense or are allocated based on the Management and Operating Agreement discussed in Note 3 of the Company’s annual report to security holders for the year ended December 31, 2002 as included in Exhibit 13. Presented below is summarized financial information for the Company’s four business segments as of and for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except share and per share data)
Premiums and other revenues
Property and casualty insurance	$460,385	$427,425	$406,628
Life insurance	113,919	109,356	99,128
Noninsurance operations	14,845	12,420	9,163
Corporate	(1,103)	(2,401)	(4,266)

Premiums and revenues before eliminations	$588,046	$546,800	$510,653
Eliminations	(498)	(504)	(340)

Total premiums and other revenues	$587,548	$546,296	$510,313

Net income
Insurance operations
Property and casualty insurance	$48,414	$45,989	$49,551
Life insurance	18,384	19,792	17,977

Total insurance operations	$66,798	$65,781	$67,528
Noninsurance operations	4,635	3,552	1,550
Net realized investment gains	3,354	4,191	3,424
Corporate expenses	(3,079)	(3,562)	(5,681)
Cumulative effect of changes in accounting principles	0	(456)	0

Net income	$71,708	$69,506	$66,821

Net income per share
Basic	$0.91	$0.89	$0.85

Diluted	$0.90	$0.88	$0.85

Weighted average shares outstanding
Basic	78,804,265	78,316,112	78,336,204

Diluted	79,546,788	78,963,282	78,814,304

Property and Casualty Business:

The Alfa Insurance Group’s primary business is personal lines property and casualty insurance, which accounts for over 78% of total premiums and approximately 70% of total revenues. Automobile and homeowners insurance account for approximately 85% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys approximately a 20% share of the personal automobile and homeowners markets, second only to State Farm. The Company is a direct writer and distributes its products utilizing the employee/agent sales force of Mutual. The following table shows the Company’s premium distribution by product in property and casualty insurance for 2002:

Automobile	64.4%
Homeowner	21.0%
Farmowner	5.1%
Commercial	4.6%
Manufactured Home	3.1%
Other	1.8%

100.0%

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income (loss), GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Earned premiums
Personal lines	$412,014	$379,933	$359,862
Commercial lines	13,332	14,062	13,589
Pools, associations and fees	4,596	4,363	4,012
Reinsurance ceded	(1,842)	(1,496)	(1,334)

Total	$428,100	$396,862	$376,119

Net underwriting income	$33,407	$31,368	$38,046

Loss ratio	62.9%	61.7%	61.2%
LAE ratio	4.3%	3.6%	4.7%
Expense ratio	25.0%	26.8%	24.0%

GAAP basis combined ratio	92.2%	92.1%	89.9%

Underwriting margin	7.8%	7.9%	10.1%

Net investment income	$30,434	$31,278	$29,645

Operating income before tax	$64,232	$62,362	$68,050

Operating income, net of tax	$48,414	$45,989	$49,551

The Company’s strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby marketing and underwriting to achieve a preferred, profitable book of business. The Company’s objective is to operate with an underwriting profit. Historically, this objective has been met except for five separate years, each of which was primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation’s share of the Alfa Group’s storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. Alfa Group pooled catastrophe losses for 2002, 2001 and 2000 totaled approximately $42 million, $39 million and $26 million, respectively. The Company’s share of such losses totaled $7.5 million, $7.4 million and $7.2 million in 2002, 2001 and 2000, respectively.

There are inherent uncertainties in reserving for unpaid losses. Management’s philosophy has been to establish reserves at a high level of confidence. Consequently, actual results have not generally reached the level of reserves established. As a result of the NAIC codification and independent actuarial review, management performed a more detailed analysis of loss reserve levels. As a result, the Company increased the risk of non-exceedance of loss development with respect to held reserve amounts for statutory reporting, which flowed through to the financial statements prepared using accounting principles generally accepted in the United States of America. These reserve adjustments were spread across accident years according to current actuarial estimates. There were no significant changes in the Company’s reserving assumptions or methodologies or in the Company’s historical payment patterns. The Company experienced no materially significant large losses or gains in its loss payments during 2000 or 2001 which led to changes in estimates.

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

Life Insurance:

Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest sensitive whole life and universal life products in Alabama, Georgia and Mississippi and distributes these products utilizing the same employee/agent sales force used in the property and casualty business. In the highly fragmented life insurance market in Alabama, Alfa ranks among the leaders in market share.

Life offers several different types of whole life and term insurance products. As of December 31, 2002, Life had in excess of $16.7 billion of life insurance in force. As of December 31, for each year indicated, the Company had insurance in force as follows:

	2002	2001	2000

	(in thousands)
Ordinary life	$16,681,050	$15,116,190	$13,557,381
Credit life	$9,591	$9,161	$8,217
Group life	$45,777	$41,957	$38,835

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 2002, 2001, and 2000:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Premiums and Policy Charges
Universal life policy charges	$17,680	$16,279	$15,014
Universal life policy charges- COLI	3,168	2,677	2,488
Interest sensitive life policy charges	10,697	10,105	10,509
Traditional life insurance premiums	30,748	26,682	24,743
Group life insurance premium	712	264	324

Total	$63,005	$56,007	$53,078

Net investment income	$47,290	$46,623	$41,958

Benefits and expenses	$75,524	$66,929	$62,966

Operating income before tax	$26,210	$27,653	$24,841

Operating income, net of tax	$18,384	$19,792	$17,977

A discussion of the Company’s operating results shown above is included on page 5 of Exhibit 13 representing page 15 of the Company’s annual report to security holders for the year ended December 31, 2002.

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

Investments:

The Company’s income is directly affected by its investment income and realized gains and losses from its investment portfolio. The capital and reserves of the Company are invested in assets comprising its investment portfolio. The insurance laws prescribe the nature and quality of investments that may be made and included in its investment portfolio. Such investments include qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage-backed securities, mortgages, consumer loans, commercial leases and certain other assets.

The Company’s investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $574.7 million to almost $1.6 billion at the end of 2002, a compound annual growth rate of 11.2%. During that same period investment income has more than doubled, growing from $39.4 million to over $88.5 million. At year end, the value of unrealized gains in Alfa’s portfolio was $32.8 million, net of tax. The portfolio was invested 67.8% in fixed income securities, 3.9% in equities, 6.1% in short-term marketable securities and 22.0% in other investments which include consumer loans, commercial leases, partnerships and 0.2% in real estate and mortgage loans.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2002 and 2001:

	December 31,

	2002	2001

AAA to A-	88.9%	88.8%
BBB+ to BBB-	10.8%	10.8%
BB+ and below (below investment grade)	.3%	.4%

	100.0%	100.0%

For more information about the Company’s investments, see the investment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 18 of the Company’s annual report to security holders for the fiscal year ended December 31, 2002, which is incorporated herein by reference in Item 7.

Reserves:

The Company’s property and casualty insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company’s life insurance subsidiary is required to maintain reserves for future policy benefits. To the extent that reserves prove to be inadequate in the future, the Company would have to increase such reserves and incur a charge to earnings in the period such reserves are increased which could have a material adverse effect on the Company’s results of operations and financial condition. Establishing appropriate reserves is an inherently uncertain process and there can be no assurance that ultimate losses will not materially exceed the Company’s loss reserves. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors.

Property and Casualty Reserves      With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis and, as new data becomes available, appropriate adjustments are made to reserves.

For incurred but not reported (“IBNR”) losses, a variety of methods have been developed in the insurance industry for determining estimates of loss reserves. One common method of actuarial evaluation, which is used by the Company, is the loss development method. This method uses the pattern by which losses have been reported over time and assumes that each accident year’s experience will develop in the same pattern as the historical loss development.

Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and as required by state law, the Company periodically engages an independent actuary to render an opinion as to the adequacy of statutory reserves established by management, whose opinions are filed with the various jurisdictions in which the Company is licensed. Based upon practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company’s reserves are adequate.

Life Reserves:  The life insurance policy reserves reflected in the Company’s financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life’s reserves are reported in the financial statements (See Note 6 -Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements on page 40 of the Company’s annual report to security holders for the year ended December 31, 2002, incorporated herein by reference).

Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with accounting principles generally accepted in the United States of America, is summarized as follows:

	2002		2001		2000

	Property and Casualty	Life	Property and Casualty	Life	Property and Casualty	Life

Balance at January 1,	$140,438,285	$4,561,276	$145,077,064	$4,694,823	$143,148,690	$3,290,410
Less Reinsurance recoverables on unpaid losses	(2,199,925)	(954,204)	(1,681,098)	(1,251,651)	(1,828,994)	(295,000)

Net balance at January 1,	138,238,360	3,607,072	143,395,966	3,443,172	141,319,696	2,995,410

Incurred related to:
Current year	299,419,001	18,915,015	281,868,794	18,912,632	266,087,327	16,022,555
Prior years	(11,717,188)	345,553	(22,713,788)	95,565	(18,427,579)	(65,933)

Total incurred	287,701,813	19,260,568	259,155,006	19,008,197	247,659,748	16,088,488

Paid related to:
Current year	214,448,000	17,239,062	203,950,000	17,296,994	188,870,000	13,916,158
Prior years	65,683,948	1,946,817	60,362,612	1,547,303	56,713,478	1,724,568

Total paid	280,131,948	19,185,879	264,312,612	18,844,297	245,583,478	15,640,726

Net balance at December 31,	145,808,225	3,681,761	138,238,360	3,607,072	143,395,966	3,443,172
Plus reinsurance recoverables on unpaid losses	2,648,790	690,672	2,199,925	954,204	1,681,098	1,251,000

Balance at December 31,	$148,457,015	$4,372,433	$140,438,285	$4,561,276	$145,077,064	$4,694,823

The liability for estimated unpaid losses and loss adjustment expenses is based on a detail evaluation of reported losses and of estimates of incurred but not reported losses. Adjustments to the liability based on subsequent developments are included in current operations. Because the Company is primarily an insurer of private passenger motor vehicles and of single family homes, it has limited exposure for environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition.

Other Business:

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

Financial is an institution engaged principally in making consumer loans and originating commercial leases. Loans are available through substantially all agency offices of the Company. These loans and leases are collateralized by automobiles and other property. The Company considers an account to be delinquent if it is thirty or more days late in its scheduled payments. At December 31, 2002 the delinquency ratio of the loan portfolio was 1.67%, or $1.6 million. Loans charged off in 2002 totaled $394,250 or 0.4% of the average outstanding loan portfolio. At December 31, 2002, the Company maintained an allowance for loan losses of $1,074,460 or approximately 1.1% of the outstanding loan balance. At December 31, 2002, the delinquency ratio of the lease portfolio was 5.62%, or $6.1 million. Leases charged off in 2002 were $703,194 or 0.8% of the average outstanding lease portfolio. At December 31, 2002, the Company maintained an allowance for lease losses of $2,125,035 or approximately 2.2% of the outstanding lease balance.

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

Relationship with Mutual Group:

The Company’s business and operations are substantially integrated with and dependent upon the management, personnel and facilities of Mutual. Under a Management and Operating Agreement with Mutual, all management personnel are provided by Mutual and the Company reimburses Mutual for field office expenses and operations services rendered by Mutual in the areas of advertising, sales administration, underwriting, legal, sales, claims, management, accounting, securities and investment and other services rendered by Mutual to the Company.

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

At December 31, 2002, Mutual owned 33,449,491 shares, or 42.19%, Alfa Mutual Fire Insurance Company owned 8,807,878 shares, or 11.11%, and Alfa Mutual General Insurance Company owned 504,733 shares, or 0.64%, of the Company’s outstanding common stock.

Competition:

Both the life and property and casualty insurance businesses are highly competitive. There are numerous insurance companies in the Company’s area of operation and throughout the United States. Many of the companies which are in direct competition with the Company have been in business for a much longer period of time, have a larger volume of business, offer a more diversified line of insurance coverage, and have greater financial resources than the Company. In its life and property and casualty insurance businesses, the Company competes with other insurers in the sale of insurance products to consumers and the recruitment and retention of qualified agents. The Company believes that the main competitive factors in its business are price, name recognition and service. The Company believes that it competes effectively in these areas in Alabama. In Georgia and Mississippi, however, the Company’s name is not as well recognized, but such recognition is improving.

Financial Ratings:

The Company’s property and casualty subsidiaries have the highest A.M. Best rating of A++ and life has an A+ rating. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and P-1 by Moody’s, both the highest ratings for commercial paper.

Regulation:

The Mutual Group and the Company’s insurance subsidiaries are subject to the Alabama Insurance Holding Company Systems Regulatory Act and are subject to reporting to the Alabama Insurance Department and to periodic examination of their transactions and regulation under the Act with Mutual being considered the controlling party.

Additionally, the Company’s insurance subsidiaries are subject to licensing and supervision by the governmental agencies in the jurisdictions in which they do business. The nature and extent of such regulation varies, but generally has its source in State Statutes which delegate regulatory, supervisory and administrative powers to State Insurance Commissioners. Such regulation, supervision and administration relate, among other things, to standards of solvency which must be met and maintained, licensing of the companies, periodic examination of the affairs and financial condition of the Company, annual and other reports required to be filed on the financial condition and operation of the Company. Rates of property and casualty insurance are subject to regulation and approval of regulatory authorities. Life insurance rates are generally not subject to prior regulatory approval.

Restrictions on Dividends to Stockholders:  The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the net income for the preceding year, or for life companies - the net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company’s subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2003 without prior approval of regulatory authorities is approximately $62.0 million based on December 31, 2002 financial condition and results of operations.

Risk-Based Capital Requirements:  The NAIC adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines “risk-based capital” (“RBC”) by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” (“ACL”) of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company’s insurance subsidiaries significantly exceed that which would require regulatory attention.

Personnel:

The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments and Management. At December 31, 2002, the Company was represented by 492 agents in Alabama who are employees of Mutual. The Company’s property and casualty subsidiaries had 126 independent exclusive agents in Georgia and Mississippi at December 31, 2002. The Company believes its employee relations are good.

Item 2.            Properties.

(a)       Physical Properties of the Company and Its Subsidiaries. The Company leases it home office facilities in Montgomery, Alabama, from Mutual.

The Company and its subsidiaries own several investment properties, none of which are material.

Item 3.            Legal Proceedings.

Certain legal proceedings are in process at December 31, 2002. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $5.3 million in 2002, $930,000 in 2001, and $3.0 million in 2000. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensation damages, mental anguish damages, and punitive damages.

Approximately 19 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at December 31, 2002. Of the 19 proceedings, ten were filed in 2002, two were filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 19 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court again certified the class and Life appealed the certification to the Alabama Supreme Court. In February 2003, the Supreme Court affirmed the trial court order certifying the case as a class action. Life intends to file an application for rehearing with the Supreme Court. The trial court order certifying the second class action has also been appealed to the Alabama Supreme Court.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation (AIC) and Alfa General Insurance Corporation (AGIC) were served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. The parties have preliminarily settled this lawsuit, with AIC and AGIC agreeing to pay approximately 9,918 policyholders a total of $1,919,133. Class action notices describing the settlement terms were mailed to these policyholders in January 2003. Management believes adequate reserves have been established in these known cases. However, it should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

Item 4.            Submission of Matters to Vote of Security Holders.  Not applicable.

Executive Officers of the Company:

Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in Part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 24, 2003.

The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person’s principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name	Age	Position	Since

Jerry A. Newby	55	Chairman of the Board and President President of its Subsidiaries and associated companies; President Alabama Farmers Federation, and farmer.	1998

C. Lee Ellis	51	Executive Vice President, Operations and Treasurer of Alfa Corporation and its subsidiaries since 1999 Prior to 1999, Executive Vice President, Investments.	1999

Charles W. Hawkins	65	Executive Vice President, Marketing Prior to 2000, Senior Vice President, Marketing North Alabama	2000

Stephen G. Rutledge	44	Senior Vice President, CFO and Chief Investment Officer Prior to 2000, Senior Vice President, Investments Prior to 1999, Vice President, Investments	2000

Al Scott	47	Senior Vice President, Secretary and General Counsel	1997

James R. Azar	66	Senior Vice President, Planning	1979

Thomas E. Bryant	56	Senior Vice President, Human Resources From 1996 to 2001,Vice President, Human Resources, American General Life & Accident Insurance Company	2001

Wyman Cabaniss	51	Senior Vice President, Underwriting Prior to 1998, Vice President, Underwriting	1998

Bill Harper, Jr.	58	Senior Vice President, Life Operations of Alfa Life Insurance Corporation, Vice President of Alfa Financial Corporation since 1978.	1986

John Jung	56	Senior Vice President, Chief Information Officer since October 1999. From 1997 to October 1999, Senior Vice President and Chief Information Officer of California Casualty; prior to that time, Vice President of Chubb Group.	1999

Terry McCollum	66	Senior Vice President, Claims	1979

Ralph Forsythe	48	Vice President, Finance and Assistant CFO, Chief Accounting Officer Prior to 2001, Chief Financial Officer, Haights Cross Communications, DBA The Coriolis Group Prior to 2000, Vice President, Accounting, The United Methodist Publishing House Prior to 1998, Chief Accounting Officer, The United Methodist Publishing House	2001

Part II

Item 5.            Market for the Company’s Common Stock and Related Security Holder Matters.

The “Stockholder Information” section on page 43 of Exhibit 13 representing the Inside Back Cover of the Company’s annual report to security holders for the fiscal year ended December 31, 2002, is incorporated herein by reference.

Item 6.            Selected Financial Data.

The “Selected Financial Data” section on pages 1 and 2 of Exhibit 13 representing pages 6 and 7 of the Company’s annual report to security holders for the year ended December 31, 2002, is incorporated herein by reference.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis” section on pages 3 through 15 of Exhibit 13 representing pages 13 through 25 of the Company’s annual report to security holders for the fiscal year ended December 31, 2002, is incorporated herein by reference.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

The “Quantitative and Qualitative Disclosures about Market Risk” section on pages 8 through 10 of Exhibit 13 representing pages 18 through 20 of the Company’s annual report to security holders for the fiscal year ended December 31, 2002, is incorporated herein by reference.

Item 8.            Financial Statements and Supplementary Data.

The Financial Statements on pages 16 through 42 of Exhibit 13 representing pages 26 through 52 of the Company’s annual report to security holders for the fiscal year ended December 31, 2002, are incorporated herein by reference.

Item 9.            Disagreements on Accounting and Financial Disclosure.

None.

II-1

Part III

Item 10.          Directors and Executive Officers of the Company.

For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 2003 which is incorporated herein by reference.

Item 11.          Executive Compensation.

The information set forth under the caption “Executive Compensation” on Pages 5 through 11 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 2003, except for the Report of the Compensation Committee and Performance Graph, is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 2003, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

The information set forth under the caption “Executive Compensation” on Pages 5 through 11 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 2003, is incorporated herein by reference.

Item 14.          Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

III-1

Part IV

Item 15.          Exhibits, Financial Statement Schedules, Reports on Form 8-K.

(a)       The following documents are filed as part of this report:

1. Financial Statements. (incorporated by reference from pages 16 through 42 of Exhibit 13 representing pages 26 through 52 of the Company’s annual report to security holders for the year ended December 31, 2002)

Report of Independent Auditors.

Consolidated Balance Sheets as of
December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended
December 31, 2002, 2001 and 2000.

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data.

2. Financial Statement Schedules.

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3.        Exhibits.

Exhibit (3) -	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s 10-K for the year ended December 31, 1987.

Exhibit (10(a))	Amendment No. 2 to Management and Operating Agreement effective January 1, 1992 is incorporated by reference from the Company’s 10-K for the year ended December 31, 1992.

(10(b))	Insurance Pooling Agreement is incorporated by reference from the Company’s 10-K for the year ended December 31, 1987.

Exhibit (11)	Statement of Computation of Per Share Earnings

Exhibit (13)

The Company’s Annual Report to Security Holders for the fiscal year ended December 31, 2002. Such report, except for the portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.

Exhibit (19)	Employee Stock Purchase Plan and 1993 Stock Incentive Plan are incorporated by reference from the Company’s 10-K for the year ended December 31, 1993.

Exhibit (23)	Consent of Independent Accountants

Exhibit (99)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 - Certification of Chief Executive Officer

99.2 - Certification of Chief Financial Officer

(b)       Reports on Form 8-K.

None

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Alfa Corporation:

Under date of January 31, 2003, except as to note 9, which is as of February 14, 2003, we reported on the consolidated balance sheets of Alfa Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.

These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Birmingham, Alabama
January 31, 2003

ALFA CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2002

Type Of Investment	Cost Or Amortized Cost	Fair Value	Amount At Which Shown In Balance Sheet

Fixed maturities:
Bonds:
United States Government and government agencies	$41,441,221	$47,437,278	$47,437,278
States, municipalities and political subdivisions	317,035,265	340,045,374	340,045,374
Public utilities	30,018,953	30,392,398	30,392,398
All other corporate bonds	240,701,686	261,667,858	261,667,858
Mortgage-backed securities	435,734,095	450,235,993	450,210,481
Redeemable preferred stocks	180,000	485,000	485,000

Total fixed maturities	1,065,111,220	1,130,263,901	1,130,238,389

Equity securities:
Common stocks:
Public utilities	2,458,436	2,562,029	2,562,029
Banks, trusts and insurance companies	2,820,536	5,241,939	5,241,939
Industrial, miscellaneous and all other	52,836,038	51,664,778	51,664,778
Nonredeemable preferred stocks	4,922,983	5,817,850	5,817,850

Total equity securities	63,037,993	65,286,596	65,286,596

Mortgage loans on real estate	38,332	38,332	38,332

Real estate	2,594,545	2,594,545	2,594,545

Policy loans	53,324,458	53,324,458	53,324,458

Collateral loans	105,431,900	108,671,384	105,431,900

Commercial leases	93,945,299	95,213,692	93,945,299

Other long-term investments	118,629,626	114,581,012	114,581,012

Short-term investments	101,697,650	101,697,650	101,697,650

Total investments	$1,603,811,023	$1,671,671,570	$1,667,138,181

See accompanying independent auditors’ report

ALFA CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

ASSETS
Cash	$135,379	$223,079

Short-term investments	2,178,142	7,559

Investment in subsidiaries*	638,968,414	569,054,095

Note receivable from subsidiaries*	139,405,063	112,771,539

Accounts receivable and other assets	372,847	243,522

Total assets	$781,059,845	$682,299,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$133,422,925	$165,415,905
Notes payable	74,600,000	4,600,000
Other liabilities	6,938,216	3,171,051

Total liabilities	214,961,141	173,186,956

Stockholders’ Equity:
Common stock, $1 par value, shares authorized - 110,000,000; issued - 83,783,024 outstanding - 2002 - 79,294,345; 2001 - 78,375,356	83,783,024	41,891,512

Capital in excess of par value	5,531,384	26,436,168

Accumulated other comprehensive income	32,832,254	33,996,936

Retained earnings	484,454,615	446,032,558

Treasury stock, at cost (shares, 2002 - 4,488,679; 2001 - 5,407,668)	(40,502,573)	(39,244,336)

Total stockholders’ equity	566,098,704	509,112,838

Total liabilities and stockholders’ equity	$781,059,845	$682,299,794

      *    Eliminates in consolidation

See accompanying independent auditors’ report

ALFA CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF INCOME
For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Dividends from subsidiaries*	$25,568,656	$25,322,801	$37,951,000

Interest from subsidiaries*	3,583,310	3,648,727	3,751,340

Other interest	74,169	19,897	59,816

Total revenues	29,226,135	28,991,425	41,762,156
Expenses:
Other expenses	6,736,969	6,983,419	9,389,824

Income before equity in undistributed income of subsidiaries	22,489,166	22,008,006	32,372,332

Equity in undistributed income of subsidiaries	49,218,840	47,497,563	34,448,531

Net income	$71,708,006	$69,505,569	$66,820,863

      *    Eliminates in consolidation

See accompanying independent auditors’ report

ALFA CORPORATION (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$71,708,006	$69,505,569	$66,820,863

Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(49,218,840)	(47,497,563)	(34,448,531)
(Increase) decrease in other assets and accounts receivable	(129,325)	135,334	(156,398)
Decrease (increase) in other liabilities	26,343	(181,376)	250,465

Net cash provided by operating activities	22,386,184	21,961,964	32,466,399

Cash flows from investing activities:
(Increase) in note receivable for subsidiaries	(26,633,524)	(47,020,000)	(31,705,000)
Net (increase) decrease in short-term investments	(2,170,583)	478,056	(447,667)
(Increase) in investment in subsidiaries	(3,000,000)	(50,000)	(1,000)
Other	53,998	(193,293)	(48,776)

Net cash (used in) investing activities	(31,750,109)	(46,785,237)	(32,202,443)

Cash flows from financing activities:
(Decrease) increase in commercial paper	(45,492,980)	47,773,344	27,353,362
Increase in notes payable	70,000,000	—	—
Purchase of treasury stock	(4,932,330)	(3,575,198)	(8,870,081)
Proceeds from exercise of stock options	13,177,156	2,541,106	1,637,667
Dividends to stockholders	(23,475,621)	(22,178,690)	(20,038,691)

Net cash provided by financing activities	9,276,225	24,560,562	82,257

Net (decrease) increase in cash	(87,700)	(262,711)	346,213
Cash, beginning of year	223,079	485,790	139,577

Cash, end of year	$135,379	$223,079	$485,790

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,692,686	$6,006,433	$8,113,973

Income taxes	$27,058,434	$21,639,000	$14,869,000

See accompanying independent auditors’ report

ALFA CORPORATION
SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION
For the years ended December 31, 2002, 2001 and 2000

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premium	Other Policy Claims And Benefits Payable	Premiums And Policy Charges	Net Investment Income	Benefits Claims, Losses And Settlement Expenses	Amortization Of Deferred Policy Acquisition Cost	Other Operating Expenses	Premiums Written

2002
Life Insurance	$134,313,086	$614,812,737	$0	$0	$63,005,394	$47,290,298	$58,795,881	$8,562,567	$13,064,933	$0
Property & casualty insurance	25,402,922	148,457,015	153,345,832	0	428,099,586	30,434,046	287,659,624	71,211,930	35,830,250	435,884,526
Noninsurance and corporate	0	0	0	0	0	10,794,390	0	0	9,415,145	0

Total	$159,716,008	$763,269,752	$153,345,832	$0	$491,104,980	$88,518,734	$346,455,505	$79,774,497	$58,310,328	$435,884,526

2001
Life Insurance	$128,766,740	$552,279,508	$0	$0	$56,006,813	$46,623,273	$53,838,049	$8,048,303	$9,676,175	$0
Property & casualty insurance	21,053,562	140,438,285	138,384,495	0	396,862,542	31,278,296	259,105,826	66,392,582	39,841,905	403,839,559
Noninsurance and corporate	0	0	0	0	0	6,812,514	0	0	7,884,280	0

Total	$149,820,302	$692,717,793	$138,384,495	$0	$452,869,355	$84,714,083	$312,943,875	$74,440,885	$57,402,360	$403,839,559

2000
Life Insurance	$123,107,799	$507,455,793	$0	$0	$53,078,123	$41,957,783	$48,288,469	$7,228,558	$11,219,955	$0
Property & casualty insurance	21,464,215	145,077,064	121,688,810	0	376,118,774	29,645,376	247,592,086	58,745,118	31,432,839	380,362,518
Noninsurance and corporate	0	0	0	0	0	1,287,958	0	0	7,602,448	0

Total	$144,572,014	$652,532,857	$121,688,810	$0	$429,196,897	$72,891,117	$295,880,555	$65,973,676	$50,255,242	$380,362,518

See accompanying independent auditors’ report

ALFA CORPORATION AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE
For years ended December 31, 2002, 2001 and 2000

	Gross Amount	Ceded to Other Companies		Amount Assumed from Other Companies		Net Amount	Percentage of Assumed From to Net

2002
Life insurance in force	$18,981,372,317	$2,244,954,104		$0		$16,736,418,213	0%

Premiums and policy charges:
Life insurance	$67,706,042	$4,770,167		$0		$62,935,875	0%
Accident and health insurance	69,519	0		0		69,519	0%
Property and liability insurance	79,816,337	79,959,757	*	428,243,006	*	428,099,586	100%

	$147,591,898	$84,729,924		$428,243,006		$491,104,980	87%

2001

Life insurance in force	$17,145,129,689	$1,977,821,759		$0		$15,167,307,930	0%

Premiums and policy charges:
Life insurance	$61,672,416	$5,739,483		$0		$55,932,933	0%
Accident and health insurance	73,880	0		0		73,880	0%
Property and liability insurance	71,705,153	71,835,760	*	396,993,149	*	396,862,542	100%

	$133,451,449	$77,575,243		$396,993,149		$452,869,355	88%

2000

Life insurance in force	$15,317,803,867	$1,713,371,323		$0		$13,604,432,544	0%

Premiums and policy charges:
Life insurance	$56,916,973	$3,909,913		$0		$53,007,060	0%
Accident and health insurance	71,063	0		0		71,063	0%
Property and liability insurance	65,034,104	65,172,392	*	376,257,062	*	376,118,774	100%

	$122,022,140	$69,082,305		$376,257,062		$429,196,897	88%

      *    These amounts are subject to the pooling agreement.

See accompanying independent auditors’ report

ALFA CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

2002 Allowance for Loan losses	$892,076	$576,634	$0	$394,250	$1,074,460

2001 Allowance for Loan losses	$678,730	$641,772	$0	$428,426	$892,076

2002 Allowance for Lease losses	$1,310,041	$1,518,188	$0	$703,194	$2,125,035

2001 Allowance for Lease losses	$554,498	$1,196,981	$0	$441,438	$1,310,041

See accompanying independent auditors’ report

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

/s/ Jerry A. Newby	Chairman of the Board Director and Principal Executive Officer	3/26/03

(Jerry A. Newby)		(Date)

/s/ C. Lee Ellis	Executive Vice President, Operations Treasurer, Director (Principal Operations Officer)	3/26/03

(C. Lee Ellis)		(Date)

/s/ Stephen G. Rutledge	Senior Vice President, CFO and Chief Investment Officer, (Principal Financial Officer)	3/26/03

(Stephen G. Rutledge)		(Date)

/s/ Hal F. Lee	Director	3/26/03

(Hal F. Lee)		(Date)

/s/ James A. Tolar, Jr.	Director	3/26/03

(James A. Tolar, Jr.)		(Date)

/s/ Steve Dunn	Director	3/26/03

(Steve Dunn)		(Date)

/s/ Dean Wysner	Director	3/26/03

(Dean Wysner)		(Date)

/s/ Russell R. Wiggins	Director	3/26/03

(Russell R. Wiggins)		(Date)

/s/ James I. Harrison, Jr.	Director	3/26/03

(James I. Harrison, Jr.)		(Date)

/s/ John R. Thomas	Director	3/26/03

(John R. Thomas)		(Date)

/s/ B. Phil Richardson	Director	3/26/03

(B. Phil Richardson)		(Date)

/s/ Boyd E. Christenberry	Director	3/26/03

(Boyd E. Christenberry)		(Date)

CERTIFICATION

I, Jerry A. Newby, certify that:

1.        I have reviewed this annual report on Form 10-K of Alfa Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/S/ JERRY A NEWBY

Jerry A. Newby Chief Executive Officer

I, Stephen G. Rutledge, certify that:

1.        I have reviewed this annual report on Form 10-K of Alfa Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/S/ STEPHEN G RUTLEDGE

Stephen G. Rutledge Chief Financial Officer