Form 10-Q
period 2003-03-31
ALFA CORP
filed 2003-05-09
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 31, 2003
Common Stock, $1.00 par value	79,465,227 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $264,789 in 2003 and $320,145 in 2002)	$242,366	$294,633
Fixed Maturities Available for Sale, at fair value (amortized cost $1,051,019,948 in 2003 and $1,064,816,587 in 2002)	1,116,141,957	1,129,943,756
Equity Securities, at fair value (cost $71,677,769 in 2003 and $63,037,993 in 2002)	72,898,340	65,286,596
Mortgage Loans on Real Estate	29,454	38,332
Investment Real Estate (net of accumulated depreciation of $1,604,303 in 2003 and $1,575,711 in 2002)	2,673,324	2,594,545
Policy Loans	54,170,011	53,324,458
Collateral Loans	106,925,497	105,431,900
Commercial Leases	96,661,744	93,945,299
Goodwill	3,449,982	3,449,982
Other Long-term Investments	112,808,824	111,131,030
Short-term Investments	141,169,343	101,697,650

Total Investments	1,707,170,842	1,667,138,181
Cash	15,603,929	9,761,820
Accrued Investment Income	14,903,421	15,704,004
Accounts Receivable	21,069,384	12,745,349
Reinsurance Balances Receivable	5,694,191	3,417,121
Due from Affiliates	123,589	2,177,759
Deferred Policy Acquisition Costs	164,686,135	159,716,008
Other Assets	14,186,197	13,394,434

Total Assets	$1,943,437,688	$1,884,054,676

Liabilities
Policy Liabilities and Accruals—Property and Casualty Insurance	$147,873,128	$148,457,016
Policy Liabilities and Accruals—Life Insurance Interest-Sensitive Products	487,348,026	461,915,553
Policy Liabilities and Accruals—Life Insurance Other Products	158,959,083	152,897,184
Unearned Premiums	160,223,198	153,345,832
Dividends to Policyholders	10,566,493	10,558,507
Premium Deposit and Retirement Deposit Funds	6,540,146	6,353,594
Deferred Income Taxes	39,512,478	40,969,533
Other Liabilities	88,850,059	81,992,466
Due to Affiliates	15,856,217	15,555,574
Commercial Paper	136,485,217	133,422,926
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	41,166,409	42,488,787

Total Liabilities	1,363,380,454	1,317,956,972

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value
Shares authorized: 1,000,000
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 2003—79,465,227; 2002—79,278,345	83,783,024	83,783,024
Capital in Excess of Par Value	6,296,993	5,531,384
Accumulated Other Comprehensive Income	31,993,856	32,832,254
Retained Earnings	497,227,304	484,454,615
Treasury Stock: at cost (2003—4,317,797 shares; 2002—4,504,679 shares)	(39,243,943)	(40,503,573)

Total Stockholders’ Equity	580,057,234	566,097,704

Total Liabilities and Stockholders’ Equity	$1,943,437,688	$1,884,054,676

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Premiums—Property and Casualty Insurance	$111,476,799	$103,390,967
Premiums—Life Insurance	8,994,500	7,603,077
Policy Charges—Life Insurance	8,716,040	8,506,952
Net Investment Income	21,654,487	22,112,835
Realized Investment Gains (Losses)	(1,795,910)	906,225
Other Income	595,131	207,086

Total Revenues	149,641,047	142,727,142

Benefits and Expenses
Benefits & Settlement Expenses	87,971,771	82,193,035
Dividends to Policyholders	1,022,514	987,954
Amortization of Deferred Policy Acquisition Costs	21,146,389	18,517,356
Other Operating Expenses	13,888,278	15,865,464

Total Expenses	124,028,952	117,563,809

Income Before Provision for Income Taxes	25,612,095	25,163,333
Provision for Income Taxes	6,882,467	6,695,186

Net Income	$18,729,628	$18,468,147

Earnings Per Share:
Net Income
—Basic	$0.24	$0.24
—Diluted	$0.23	$0.23

Average Shares Outstanding
—Basic	79,330,609	78,440,944
—Diluted	79,903,268	79,242,060

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net Income	$18,729,628	$18,468,147
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	(1,206,321)	(6,760,145)
Unrealized (Losses) on Interest Rate Swap Contracts	(799,419)	—
Less: Reclassification Adjustment for Realized Investment Gains (Losses)	(1,167,342)	589,046

Total Other Comprehensive (Loss) Income	(838,398)	(7,349,191)

Total Comprehensive Income	$17,891,230	$11,118,956

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net Income	$18,729,628	$18,468,147
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(25,267,359)	(23,631,029)
Amortization of Deferred Policy Acquisition Costs	21,146,389	18,517,356
Depreciation and Amortization	348,414	(438,855)
Provision for Deferred Taxes	102,484	992,883
Interest Credited on Policyholders’ Funds	6,495,968	6,040,025
Net Realized Investment (Gains)/Losses	1,795,910	(906,225)
Other	(2,083,749)	(786,965)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	800,583	(1,091,432)
Accounts Receivable	(8,324,035)	598,795
Reinsurance Balances Receivable	(2,277,070)	880,195
Due from Affiliates	2,354,813	(55,023)
Other Assets	(791,763)	(4,226,214)
Liability for Policy Reserves	4,365,299	13,445,098
Liability for Unearned Premiums	6,877,366	5,610,410
Amounts Held for Others	194,538	307,464
Other Liabilities	4,463,548	(3,414,644)

Net Cash Provided by Operating Activities	28,930,964	30,309,986

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	52,107	26,339
Maturities and Redemptions of Fixed Maturities Available for Sale	142,335,909	36,878,311
Maturities and Redemptions of Other Investments	755,746	1,112,793
Sales of Fixed Maturities Available for Sale	23,188,786	3,669,370
Sales of Equity Securities	16,984,373	7,153,744
Sales of Other Investments	503,824	799,738
Purchases of Fixed Maturities Available for Sale	(150,956,432)	(78,143,327)
Purchases of Equity Securities	(27,632,750)	(19,208,976)
Purchases of Other Investments	(4,705,222)	(3,903,125)
Origination of Consumer Loans Receivable	(14,106,522)	(22,401,202)
Principal Payments on Consumer Loans Receivable	12,612,925	10,494,966
Origination of Commercial Leases Receivable	(4,819,612)	(2,030,892)
Principal Payments on Commercial Leases Receivable	2,103,167	4,149,256
Net Change in Short-term Investments	(39,471,693)	31,064,283
Net Change in Receivable/Payable on Securities	2,621,202	(10,516,706)

Net Cash Used in Investing Activities	(40,534,192)	(40,855,428)

Cash Flows From Financing Activities:
Increase in Commercial Paper	3,062,291	5,523,362
Decrease in Notes Payable to Affiliates	(1,322,378)	(11,697,889)
Stockholder Dividends Paid	(5,956,938)	(5,696,338)
Purchases of Treasury Stock	(1,569,380)	—
Proceeds from Exercise of Stock Options	242,156	1,642,219
Proceeds from Dividend Reinvestment Plan	3,349,683	—
Deposits of Policyholders’ Funds	32,452,845	30,881,375
Withdrawal of Policyholders’ Funds	(12,812,942)	(12,901,924)

Net Cash Provided by Financing Activities	17,445,337	7,750,805

Net Change in Cash	5,842,109	(2,794,637)
Cash—Beginning of Period	9,761,820	10,224,827

Cash—End of Period	$15,603,929	$7,430,190

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,781,130	$1,554,353
Income Taxes	$2,778,950	$267,262

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2003

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to March 31, 2003 classifications and descriptions.

The Company’s annual report on Form 10-K, quarterly reports on form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

2. Stock-Based Employee Compensation

At March 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002. The Company accounts for this plan using the recognition and measurement principles of the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Three Months Ended March 31,
		2003	2002
Net income as reported		$18,729,628	$18,468,147
Add: Total stock-based compensation expense included in reported net income, net of tax effect		24,656	76,721
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect		(363,093)	(232,765)

Pro forma net income		$18,391,191	$18,312,103

Earnings per share, as reported	— Basic	$0.24	$0.24

	— Diluted	$0.23	$0.23

Pro forma earnings per share	— Basic	$0.23	$0.23

	— Diluted	$0.23	$0.23

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

3. Pooling Agreement

Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 3). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty’s property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation’s participation in any single catastrophic event or series of storms to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

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

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Note 3., continued)

The following table sets forth the premiums and losses ceded to and assumed from the pool for the three month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Premiums ceded to pool	$20,995	$18,847
Premiums assumed from pool	$110,836	$103,812
Losses ceded to pool	$13,958	$13,240
Losses assumed from pool	$67,225	$62,712

The Company incurred no storm losses in the first quarters of either 2003 or 2002.

4. Contingent Liabilities

The property and casualty subsidiaries have entered into the reinsurance pooling agreement with Alfa Mutual Insurance Company and its affiliates as discussed in Note 3. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company’s property and casualty subsidiaries, the obligation to pay the claim would remain with the Company’s subsidiaries.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Certain legal proceedings are in process at March 31, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $215,000 in the first quarter of 2003, $5.3 million in 2002, and $930,000 in 2001. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 19 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2003. Of the 19 proceedings, ten were filed in 2002, two were filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 19 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court again certified the class and Life appealed the certification to the Alabama Supreme Court. In February 2003, the Supreme Court affirmed the trial court order certifying the case as a class action. Life has filed an application for rehearing with the Supreme Court. The trial court order certifying the second class

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Note 4., continued)

action was appealed to the Alabama Supreme Court, and in April 2003 the Supreme Court reversed the trial court and decertified the class.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation (AIC) and Alfa General Insurance Corporation (AGIC) were served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. The parties have settled this lawsuit, with AIC and AGIC agreeing to pay approximately 9,918 policyholders a total of $1,919,133. Class action notices describing the settlement terms were mailed to these policyholders in January 2003. In March 2003, the trial court entered a final order approving the settlement.

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

The Company periodically invests in partnerships that invest in affordable housing tax credits. At March 31, 2003, the Company had committed to fund a partnership of this type in the amount of approximately $17.5 million.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

5. Segment Information

In evaluating the performance of the Company’s segments, management believes operating income is a useful measurement tool. Operating income, a non-GAAP financial measure, represents income excluding net realized investment gains and losses, net of related tax effects. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance.

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands except share and per share data)
Net Income
Property and casualty insurance operating income	$15,137	$13,209	15%
Life insurance operating income	3,916	4,359	(10)%

Total insurance operating income	19,053	17,568	8%
Noninsurance operating income	1,421	1,119	7%
Net realized investment gains/(losses)	(1,167)	589	(298)%
Corporate expenses	(577)	(808)	(29)%

Net income	$18,730	$18,468	1%

Net income per share—
Basic	$0.24	$0.24	0%

Diluted	$0.23	$0.23	1%

Weighted average shares outstanding—
Basic	79,330,609	78,440,944

Diluted	79,903,268	79,242,060

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Note 5., continued)

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Earned premiums
Personal lines	$106,853	$99,014	8%
Commercial lines	3,983	3,666	9%
Pools, associations and fees	1,182	1,132	4%
Reinsurance ceded	(541)	(421)	28%

Total	$111,477	$103,391	8%

Net underwriting income	$13,330	$9,891	35%

Loss ratio	59.8%	60.7%
LAE ratio	3.8%	4.9%
Expense ratio	24.4%	24.8%

GAAP basis combined ratio	88.0%	90.4%

Underwriting margin	12.0%	9.6%

Net investment income	$6,910	$7,747	(11)%

Pre-tax operating income	$20,276	$17,393	17%

Operating income, net of tax	$15,137	$13,209	15%

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Note 5., continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$4,623	$4,302	7%
Universal life policy charges—COLI	1,510	1,420	6%
Interest sensitive life policy charges	2,583	2,785	(7)%
Traditional life insurance premiums	8,280	7,262	14%
Group life insurance premiums	715	341	110%

Total	$17,711	$16,110	10%

Net investment income	$11,535	$11,482	0%

Benefits and expenses	$21,311	$19,389	10%

Pretax operating income	$5,630	$6,039	(7)%

Operating income, net of tax	$3,916	$4,359	(10)%

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

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The Company also uses derivative instruments through its covered call option program as a means of generating income.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Note. 6., continued)

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

Interest expense for the three months ended March 31, 2003 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

7. Financial Accounting Developments

The FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in September 2001. At this time, based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company has not experienced a significant impact on its financial position or income.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Subsequently, in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has not experienced a significant impact on the Company’s financial position or income from either of these statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the three month ended March 31, 2003 have been enhanced to comply with the requirements set forth by this statement.

Also, during 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(Note 7., continued)

Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company believes it is in compliance with the provisions as outlined in this interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. The interpretation also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. The effective date for the interpretation will be July 1, 2003. The Company is currently evaluating the provisions of this interpretation. The requirements of the new interpretation, however, are not expected to have a significant impact on the Company’s financial position or income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

9. Subsequent Events

On April 24, 2003, the Company’s Board of Directors approved a written consent to dissolve Alfa Investment Corporation. The Company is the only stockholder of this entity which is consolidated in its financial statements. Alfa Investment Corporation has served as the parent of Alfa Builders, Inc. which will continue to operate as the Company’s wholly-owned construction subsidiary. Therefore, the Company does not anticipate that this change in corporate structure will have a significant impact on the Company’s financial position or income.

During April 2003, the Company’s property and casualty subsidiaries recorded approximately $7.9 million in storm losses on aggregate claims of over $19 million incurred by the participants of the Pooling Agreement. Storms have, therefore, exceeded the lower catastrophe pool limit for 2003 as outlined in the Alfa Insurance Group’s catastrophe protection program.

INDEPENDENT AUDITORS’ REVIEW REPORT

To the Stockholders and Board of Directors

Alfa Corporation:

We have reviewed the consolidated balance sheet of Alfa Corporation and subsidiaries as of March 31, 2003, and the related consolidated statements of income and comprehensive income for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 31, 2003, except as to note 9, which is as of February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

May 9, 2003

Atlanta, Georgia

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

In evaluating the performance of the Company’s segments, management believes operating income is a useful measurement tool. Operating income, a non-GAAP financial measure, represents income excluding net realized investment gains and losses, net of related tax effects. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance.

The following table sets forth consolidated summarized income statement information for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands except share and per share data)
Revenues
Property and casualty insurance premiums	$111,477	$103,391	8%
Life insurance premiums	8,995	7,603	18%
Life insurance policy charges	8,716	8,507	2%

Total premiums and policy charges	$129,188	$119,501	8%

Net investment income	$21,654	$22,113	(2)%

Total revenues	$149,641	$142,727	5%

Net Income
Property and casualty insurance operating income	$15,137	$13,209	15%
Life insurance operating income	3,916	4,359	(10)%

Total insurance operating income	19,053	17,568	8%
Noninsurance operating income	1,421	1,119	27%
Net realized investment gains/(losses)	(1,167)	589	(298)%
Corporate expenses	(577)	(808)	(29)%

Net income	$18,730	$18,468	1%

Net income per share—
Basic	$0.24	$0.24	0%

Diluted	$0.23	$0.23	1%

Weighted average shares outstanding—
Basic	79,330,609	78,440,944

Diluted	79,903,268	79,242,060

Total premiums and policy charges increased 8% in the first three months of 2003 as a result of increased premium production in both property casualty and life business and continued good persistency. Net investment income decreased 2% in the first quarter of 2003 while invested assets have grown 2.4% in the three months since December 31, 2002.

Operating income increased by 15% in the property casualty subsidiaries due primarily to an improved loss ratio and a reduction in the loss adjustment expenses ratio during the first three months of 2003. Favorable weather conditions prevented the Company from incurring any catastrophic storm losses during the first quarter of either 2003 or 2002. The 10% decrease in operating income in the life subsidiary is largely due to an increased mortality ratio of 105% compared to 86% during the first three months of 2002. Mortality, a non-GAAP financial measure, represents the percentage of actuarially expected claims paid. Therefore, in the first quarter of 2003, the Company experienced unfavorable financial results due to the higher than anticipated mortality ratio. Noninsurance operations were up 27% due to earnings growth from the finance subsidiary. Growth in both the consumer loan and commercial lease portfolios combined with earnings from the finance subsidiary’s investment in MidCountry Financial produced an increase in income of approximately $371,000.

The Company’s net income was negatively impacted by realized investment losses during the first three months of 2003. Corporate expenses decreased in the first three months of 2003 due to lower borrowing costs resulting from a decline in interest rates and a reduction in other general corporate operating expenses.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Earned Premiums
Personal lines	$106,853	$99,014	8%
Commercial lines	3,983	3,666	9%
Pools, associations and fees	1,182	1,132	4%
Reinsurance ceded	(541)	(421)	28%

Total	$111,477	$103,391	8%

Net underwriting income	$13,330	$9,891	35%

Loss ratio	59.8%	60.7%
LAE ratio	3.8%	4.9%
Expense ratio	24.4%	24.8%

GAAP basis combined ratio	88.0%	90.4%

Underwriting margin	12.0%	9.6%

Net investment income	$6,910	$7,747	(11)%

Pre-tax operating income	$20,276	$17,393	17%

Operating income, net of tax	$15,137	$13,209	15%

Earned premiums increased 8% in the first three months of 2003 due to greater homeowner production and the positive impact of homeowner rate increases which took effect in November 2001. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio decreased to 59.8% for the first three months of 2003 as the absence of storms and higher gasoline prices contributed to favorable loss ratios in the homeowner and automobile lines of business, respectively. No storm losses were recorded in the first quarters of either 2003 or 2002. Loss adjustment expenses in the first three months of 2003 were 3.8% of earned premiums compared to 4.9% in the same period of 2002. This decline in loss adjustment expenses was primarily due to changes in reserve levels. Another factor in the improved underwriting margin was a decrease in the expense ratio from 2002 levels despite additional expenses related to the Company’s implementation of new financial reporting systems. The Company has implemented changes to its processes in an effort to minimize staffing additions and capitalize on technological capabilities.

Net investment income decreased 11% in the first three months of 2003 in the property casualty subsidiaries due to declines in partnership income. Invested assets increased 13.8% since March 31, 2002.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$4,623	$4,302	7%
Universal life policy charges—COLI	1,510	1,420	6%
Interest sensitive life policy charges	2,583	2,785	(7)%
Traditional life insurance premiums	8,280	7,262	14%
Group life insurance premiums	715	341	110%

Total	$17,711	$16,110	10%

Net investment income	$11,535	$11,482	0%

Benefits and expenses	$21,311	$19,389	10%

Pretax operating income	$5,630	$6,039	(7)%

Operating income, net of tax	$3,916	$4,359	(10)%

The Company’s life insurance premiums and policy charges increased 10% in the first three months of 2003 due to new business and good persistency. First year collected premiums increased over 3% in the first quarter of 2003 due to continued strong sales of term products and favorable response to an accidental death benefit promotion. Total new annualized premium increased 3.4% in the first three months of 2003 and 4.2% in all of 2002.

Life insurance operating income decreased approximately 10% in the first quarter of 2003. This decrease was primarily the result of an increase in the mortality ratio of actual to expected death claims from 86% in the first three months of 2002 to 105% in the first quarter of 2003. Despite the decline in earnings, positive cash flows resulted in a 7.9% increase in invested assets while investment income remained essentially unchanged from the first quarter of 2002.

NONINSURANCE OPERATIONS

Noninsurance operations were up 27% due primarily to improved operating results in the finance subsidiary. The finance subsidiary’s recent investment in MidCountry Financial yielded pre-tax income of approximately $473,000 during the first quarter of 2003. Overall, the finance subsidiary’s operating income increased $371,000 during the first three months of 2003 when compared to the same period in 2002. Increased commercial and residential closings led to a $110,000 improvement in the operating income of the real estate sales subsidiary. A reduction in commercial construction activity produced a $63,000 decline in operating income from the construction subsidiary while income from the Company’s subsidiary covering certain employee benefits decreased by over $116,000 to approximately $74,000.

CORPORATE

Corporate expenses decreased 29%, or approximately $231,000, due primarily to a reduction in general corporate operating expenses and lower interest expense related to the Company’s commercial paper borrowing. Favorable trends in short-term interest rates allowed the Company’s interest expense to decline slightly from levels experienced in the first three months of 2002.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Increase in invested assets since January 1, 2003 and 2002	2.4%	1.2%
Investment yield rate (annualized)	6.0%	6.7%
(Decrease)/increase in net investment income since March 31, 2002 and 2001	(2.1)%	15.4%

As a result of the overall positive cash flows from operations, invested assets grew 2.4% since January 1, 2003 and 13.1% since March 31, 2002 (based on amortized cost, which excludes the impact of SFAS 115) while net investment income decreased 2.1%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $13.3 million in underwriting income in the first quarter of 2003 which was somewhat offset by the decline in profitability of the Company’s life subsidiary, which had $3.9 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. During the first quarter of 2003, the Company also increased its investment in short-term securities by over $39 million. Despite an overall decrease in investment income, the Company had improved investment income results from its finance subsidiary of approximately $488,000 due primarily to earnings on its investment in MidCountry Financial. The overall yield rate, calculated using amortized cost, declined to 6.0%. The Company had net realized investment losses of approximately $1.2 million and net realized investment gains of approximately $600,000 in the first three months of 2003 and 2002, respectively. These net gains and losses are primarily from sales of equity securities. Such realized gains and losses are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Fixed maturities
Taxable
Mortgage backed (CMO’s)	27.7%	27.0%
Corporate bonds	21.0	24.0

Total taxable	48.7	51.0
Tax exempts	16.7	16.8

Total fixed maturities	65.4	67.8

Equity securities	4.3	3.9
Real estate	0.2	0.2
Policy loans	3.2	3.2
Collateral loans	6.2	6.3
Commercial leases	5.6	5.6
Other long term investments	6.8	6.9
Short term investments	8.3	6.1

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year end, the overall mix of investments has remained relatively stable with changes due to a shift to short term investments from fixed maturities and to market value fluctuations in fixed maturities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
RATING
AAA to A-	89.6%	88.9%
BBB+ to BBB-	10.1	10.8
BB+ and Below (Below investment grade)	0.3	0.3

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At March 31, 2003, approximately 42.4% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position is not believed to be significant. At March 31, 2003, the Company’s total portfolio of fixed maturities had gross unrealized gains of $67,041,195 and gross unrealized losses of $1,896,763. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first three months of 2003, the Company sold approximately $23.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $567,315 and gross realized losses of $260,266. During the same period in 2002, the Company sold approximately $3.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $247,719.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At March 31, 2003, the Company had unrealized gains of approximately $504,000 in such investments. During the first three months of 2003, the Company did not dispose of any high yield debt securities. At March 31, 2003, the Company had unrealized gains of approximately $377,000 in such investments.

In the first three months of 2003, the Company wrote down two equities totaling $455,374, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains.

The Company’s other investments consist primarily of assets leased under operating leases, investments in partnerships and joint ventures in addition to consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At March 31, 2003, the delinquency ratio on the loan portfolio was 1.24% or $1.2 million, down from 1.67% or $1.6 million at December 31, 2002. The delinquency ratio on the lease portfolio at March 31, 2003 was 6.75% or $7.5 million, up from 5.62% or $6.1 million at December 31, 2002. Credit losses of approximately $72,506 were incurred in the first three months of 2003 including an increase of approximately $13,104 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first quarter of 2003 were approximately $123,074. At March 31, 2003, the Company maintained an allowance for loan losses of $1,090,123 or approximately 1.1% of the outstanding loan balance. In addition, at March 31, 2003, the Company maintained an allowance for lease losses of $2,261,907 or approximately 2.3% of the outstanding lease balance.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with one wholly-owned subsidiary, Heights Finance Corp. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Alfa Financial’s investment gave it a 42 percent ownership in the newly formed entity. As a result of this significant ownership percentage, Alfa Financial accounts for earnings from MidCountry Financial using the equity method of accounting. Pre-tax operating income of approximately $473,000 positively impacted the first quarter of 2003.

INCOME TAXES

The effective tax rate in the first three months of 2003 was 26.9% compared to 27.8% for the full year 2002 and 26.6% for the first three months of 2002. The decrease in the effective tax rate in the first three months of 2003 from the overall effective rate in 2002 is due primarily to increased credits from investments in affordable housing partnerships. Based on information available at March 31, 2003, the Company currently anticipates the effective tax rate for all of 2003 to be approximately 27.4%.

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

Net cash provided by operating activities for the first three months of 2003 and 2002 approximated $28.9 million and $30.3 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

The Company’s contractual obligations at March 31, 2003 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$89,377	$33,520	$43,269	$12,588	$—
Capital Lease Obligation	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Long-Term Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$70,089,377	$33,520	$43,269	$12,588	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2003, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2003 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, funding of a policy administration system project of the life subsidiary and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of Credit	$28,565,000	$—	$8,565,000	$20,000,000	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	5,575,000	—	5,575,000	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	202,011,095	185,351,946	14,696,847	1,834,553	127,749

Total Commercial Commitments	$236,151,095	$185,351,946	$28,836,847	$21,834,553	$127,749

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

Total borrowings increased approximately $1.7 million in the first three months of 2003 to $247.7 million. The majority of the short-term debt is commercial paper issued by the Company. At March 31, 2003, the Company had approximately $136.5 million in commercial paper at rates ranging from 1.29% to 1.31% with maturities ranging from April 14, 2003 to May 20, 2003. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $220 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company. In addition, the Company had $41.2 million in short-term debt outstanding to affiliates at March 31, 2003.

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

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 4,000,000 shares of common stock were reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During March 2003, the Company issued 433,000 options.

The Company’s Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 12,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first three months of 2003, the Company repurchased 132,552 shares at a cost of $1,569,380. At March 31, 2003, the total repurchased was 6,981,149 shares at a cost of $48,154,437. The Company has reissued 1,638,030 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares as a means of meeting provisions of stockholder participation in the Company’s dividend reinvestment plan. At March 31, 2003, the total sold was 1,041,322 shares at a cost of $4,656,753.

All share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend which was paid on June 17, 2002.

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $4.1 million in the first quarter of 2003 and $3.9 million for the first three months of 2002. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 2003, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $522.2 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At March 31, 2003, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at March 31, 2003. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2002. As the Company operates in the property and casualty and life insurance industries, its accounting policies are well defined with industry-specific accounting literature governing the recognition of insurance-related revenues and expenses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 70% of the Company’s assets and 59% of the Company’s liabilities are reported and therefore have a direct effect on net earnings and stockholders’ equity.

Management has discussed the Company’s critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

RESERVES FOR PROPERTY CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates of losses for claims incurred but not reported and the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic, political and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Due to the Company’s current mix of exposures, the majority of claims are settled within twelve months of the date of loss. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries and actuaries employed by the Company’s independent auditors. The

Company’s actuaries apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis that serves as the basis for the property and casualty subsidiaries’ Annual Statement Actuarial Opinions as required by insurance industry regulations. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy.

RESERVES FOR POLICYHOLDER BENEFITS

Benefit reserves for traditional life products are determined according to the provisions of Statement of Financial Accounting Standard (SFAS) No. 60, “Accounting and Reporting by Insurance Enterprises.” The methodology used requires that the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums (that portion of the gross premium required to provide for all future benefits and expenses) be determined. Such determination uses assumptions, including provision for adverse deviation, for expected investment yields, mortality, terminations and maintenance expenses applicable at the time the insurance contracts are issued.

Benefit reserves for universal life products are determined according to the provisions of SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This standard directs that, for policies with an explicit account balance, the benefit reserve is the account balance without reduction for any applicable surrender charge. Benefit reserves for the Company’s annuity products, like those for universal life products, are determined using the requirements of SFAS No. 97.

In accordance with the provisions of SFAS No. 60 and the AICPA Audit and Accounting Guide, credit insurance reserves are held as unearned premium reserves calculated using the “rule of 78” method. Reserves for supplementary contracts with life contingencies are determined using the 1971 Individual Annuity Mortality Table and an interest rate of 7.5%. Likewise, reserves for accidental death benefits are determined predominately by using the 1959 Accidental Death Benefit Mortality Table and an interest rate of 3%. Reserves for disability benefits, both active and disabled lives, are calculated primarily from the 1952 Disability Study and a rate of 2.5%. A small portion of the Company’s disabled life reserves are calculated based on the 1970 Intercompany Group Disability Study and a rate of 3%.

Reserves for all other benefits are computed in accordance with presently accepted actuarial standards. Management believes that reserve amounts reflected in the Company’s balance sheet related to life products:

•	are consistently applied and fairly stated in accordance with sound actuarial principles;

•	are based on actuarial assumptions which are in accordance with contract provisions;

•	make a good and sufficient provision for all unmatured obligations of the Company guaranteed under the terms of its contracts;

•	are computed on the basis of assumptions consistent with those used in computing the corresponding items of the preceding year end; and

•	include provision for all actuarial reserves and related items which ought to be established.

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect of net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of approximately $455,000 were recorded in the first three months of 2003 on equity securities.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs.

RESERVES FOR LITIGATION

The Company is subject to proceedings, lawsuits and claims in the normal course of business related to its insurance and noninsurance products. At the time a case becomes known, management evaluates the merits of the claimant and determines the need for establishing estimated reserves for potential settlements or judgments as well as reserves for potential costs of defending the Company against the claim. On a quarterly basis, management assesses all pending cases as a basis for evaluating reserve levels. At that point, any necessary adjustments are made to applicable reserves as determined by management and are included in current operating results. Management believes adequate reserves have been established in known cases. However, due to the uncertainty of future events, there can be no assurance that actual outcomes will not differ from the assessments made by management.

FINANCIAL ACCOUNTING DEVELOPMENTS

The FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in September 2001. At this time, based on current information available and the fact that the Company has not engaged in material transactions covered by these standards, the Company has not experienced a significant impact on its financial position or income.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Subsequently, in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has not experienced a significant impact on the Company’s financial position or income from either of these statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the three months ended March 31, 2003 have been enhanced to comply with the requirements set forth by this statement.

Also, during 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company believes it is in compliance with the provisions as outlined in this interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. The interpretation also requires consolidation of a variable interests entity by an enterprise that holds such a controlling interest. The effective date for the interpretation will be July 1, 2003. The Company is currently evaluating the provisions of this interpretation. The requirements of the new interpretation, however, are not expected to have a significant impact on the Company’s financial position or income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

Item 3. MARKET RISK DISCLOSURES

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Certain legal proceedings are in process at March 31, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $215,000 in the first quarter of 2003, $5.3 million in 2002, and $930,000 in 2001. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 19 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2003. Of the 19 proceedings, ten were filed in 2002, two were filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. Two of the 19 pending legal proceedings against Life have been certified as class actions by the trial court in each case. After the trial court certified the first class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court again certified the class and Life appealed the certification to the Alabama Supreme Court. In February 2003, the Supreme Court affirmed the trial court order certifying the case as a class action. Life has filed an application for rehearing with the Supreme Court. The trial court order certifying the second class action was appealed to the Alabama Supreme Court, and in April 2003 the Supreme Court reversed the trial court and decertified the class.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, five purported class action lawsuits are pending against the property and casualty mutual companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these six purported class action cases. In addition, Alfa Insurance Corporation (AIC) and Alfa General Insurance Corporation (AGIC) were served with a purported class action in the State of Georgia, alleging the two corporations improperly refused to evaluate and refused to pay diminution in value respecting automobile first-party physical damage claims. The parties have settled this lawsuit, with AIC and AGIC agreeing to pay approximately 9,918 policyholders a total of $1,919,133. Class action notices describing the settlement terms were mailed to these policyholders in January 2003. In March 2003, the trial court entered a final order approving the settlement.

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

Based upon information presently available, contingent liabilities arising from any other threatened litigation

(Item 1., continued)

are not presently considered by management to be material.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3(i)—Articles of Incorporation, Amendment to By-Laws of Alfa Corporation

11—Statement of Computation of Per Share Earnings

15—Letter Regarding Unaudited Interim Financial Information

99—Miscellaneous

99.1—Certification of Chief Executive Officer

99.2—Certification of Chief Financial Officer

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 5/9/03	By:	/S/ JERRY A. NEWBY
Jerry A. Newby President (Chief Executive Officer)

Date 5/9/03	By:	/s/ STEPHEN G. RUTLEDGE
Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)

CERTIFICATION

I, Jerry A. Newby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alfa Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ JERRY A NEWBY
Jerry A. Newby Chief Executive Officer

CERTIFICATIONS

I, Stephen G. Rutledge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alfa Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ STEPHEN G RUTLEDGE
Stephen G. Rutledge Chief Financial Officer