Form 10-Q
period 2003-06-30
ALFA CORP
filed 2003-08-07
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003 Commission File Number 0-11773

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding June 30, 2003
Common Stock, $1.00 par value	79,833,758 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $233,189 in 2003 and $320,145 in 2002)	$213,541	$294,633
Fixed Maturities Available for Sale, at fair value (amortized cost $1,003,030,401 in 2003 and $1,064,816,587 in 2002)	1,079,365,329	1,129,943,756
Equity Securities, at fair value (cost $106,035,041 in 2003 and $63,037,993 in 2002)	117,172,710	65,286,596
Mortgage Loans on Real Estate	14,451	38,332
Investment Real Estate (net of accumulated depreciation of $1,624,313 in 2003 and $1,575,711 in 2002)	2,561,424	2,594,545
Policy Loans	54,962,503	53,324,458
Collateral Loans	109,239,714	105,431,900
Commercial Leases	94,470,828	93,945,299
Goodwill	3,449,982	3,449,982
Other Long-term Investments	114,073,827	111,131,030
Short-term Investments	195,905,925	101,697,650

Total Investments	1,771,430,234	1,667,138,181
Cash	18,709,018	9,761,820
Accrued Investment Income	14,754,104	15,704,004
Accounts Receivable	8,779,628	12,745,349
Reinsurance Balances Receivable	4,172,762	3,417,121
Due from Affiliates	107,973	2,177,759
Deferred Policy Acquisition Costs	167,590,328	159,716,008
Other Assets	16,461,331	13,394,434

Total Assets	$2,002,005,378	$1,884,054,676

Liabilities
Policy Liabilities and Accruals—Property and Casualty Insurance	$148,999,395	$148,457,016
Policy Liabilities and Accruals—Life Insurance Interest-Sensitive Products	493,792,148	461,915,553
Policy Liabilities and Accruals—Life Insurance Other Products	159,997,934	152,897,184
Unearned Premiums	166,926,004	153,345,832
Dividends to Policyholders	10,635,076	10,558,507
Premium Deposit and Retirement Deposit Funds	6,279,917	6,353,594
Deferred Income Taxes	46,078,021	40,969,533
Other Liabilities	92,373,862	81,992,466
Due to Affiliates	16,019,739	15,555,574
Commercial Paper	136,499,389	133,422,926
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	45,559,841	42,488,787

Total Liabilities	1,393,161,326	1,317,956,972

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value
Shares authorized: 1,000,000
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 2003—79,833,758; 2002—79,278,345	83,783,024	83,783,024
Capital in Excess of Par Value	7,611,582	5,531,384
Accumulated Other Comprehensive Income	43,586,676	32,832,254
Retained Earnings	510,038,786	484,454,615
Treasury Stock: at cost (2003—3,949,266 shares; 2002—4,504,679 shares)	(36,176,016)	(40,503,573)

Total Stockholders’ Equity	608,844,052	566,097,704

Total Liabilities and Stockholders’ Equity	$2,002,005,378	$1,884,054,676

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues
Premiums—Property and Casualty Insurance	$225,328,837	$209,411,645	$113,852,038	$106,020,678
Premiums—Life Insurance	17,148,268	15,622,372	8,153,768	8,019,295
Policy Charges—Life Insurance	16,555,644	16,040,454	7,839,604	7,533,502
Net Investment Income	42,991,083	43,970,149	21,337,096	21,877,803
Realized Investment Gains	1,366,006	1,209,549	3,161,916	303,324
Other Income	1,350,196	1,161,130	754,566	933,555

Total Revenues	304,740,034	287,415,299	155,098,988	144,688,157

Benefits and Expenses
Benefits & Settlement Expenses	180,111,477	170,200,308	92,139,705	88,007,273
Dividends to Policyholders	1,937,883	1,885,785	915,370	897,831
Amortization of Deferred Policy
Acquisition Costs	42,664,143	38,104,974	21,517,754	19,587,617
Other Operating Expenses	27,622,720	30,426,056	13,734,442	14,560,592

Total Expenses	252,336,223	240,617,123	128,307,271	123,053,313

Income Before Provision for Income Taxes	52,403,811	46,798,176	26,791,717	21,634,844

Provision for Income Taxes	14,486,362	12,798,690	7,603,896	6,103,504

Net Income	$37,917,449	$33,999,486	$19,187,821	$15,531,340

Earnings Per Share:
Net Income
—Basic	$0.48	$0.43	$0.24	$0.20
—Diluted	$0.47	$0.43	$0.24	$0.20

Average Shares Outstanding
—Basic	79,468,821	78,607,284	79,605,514	78,771,794
—Diluted	80,065,414	79,432,866	80,226,873	79,605,279

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net Income	$37,917,449	$33,999,486	$19,187,821	$15,531,340
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	5,006,146	(1,902,438)	6,212,467	4,857,707
Unrealized (Losses) on Interest Rate Swap Contracts	(2,302,735)	(1,018,030)	(1,503,316)	(1,018,030)
Less: Reclassification Adjustment for Realized Investment Gains	887,904	786,207	2,055,246	197,161

Total Other Comprehensive Income (Loss)	1,815,507	(3,706,675)	2,653,905	3,642,516

Total Comprehensive Income	$39,732,956	$30,292,811	$21,841,726	$19,173,856

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net Income	$37,917,449	$33,999,486
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(49,937,531)	(43,406,546)
Amortization of Deferred Policy Acquisition Costs	42,664,143	38,573,426
Depreciation and Amortization	181,603	(454,842)
Provision for Deferred Taxes	1,060,833	2,086,701
Interest Credited on Policyholders’ Funds	13,368,877	12,449,491
Net Realized Investment (Gains)/Losses	(1,365,981)	(1,209,551)
Other	(4,675,967)	(6,999,853)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	949,900	(1,842,528)
Accounts Receivable	3,965,721	2,988,986
Reinsurance Balances Receivable	(755,641)	1,054,791
Due from Affiliates	2,533,951	(269,167)
Other Assets	(3,066,897)	(6,910,957)
Liability for Policy Reserves	4,197,484	25,104,571
Liability for Unearned Premiums	13,580,172	12,126,252
Amounts Held for Others	2,892	646,787
Other Liabilities	7,824,134	(10,385,831)

Net Cash Provided by Operating Activities	68,445,142	57,551,216

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	80,764	68,612
Maturities and Redemptions of Fixed Maturities Available for Sale	354,904,442	66,915,269
Maturities and Redemptions of Other Investments	1,619,680	1,990,339
Sales of Fixed Maturities Available for Sale	24,684,645	10,877,495
Sales of Equity Securities	62,940,143	27,558,549
Sales of Other Investments	1,175,130	1,293,974
Purchases of Fixed Maturities Available for Sale	(315,894,850)	(216,262,984)
Purchases of Equity Securities	(105,680,045)	(32,394,625)
Purchases of Other Investments	(8,998,950)	(7,615,909)
Origination of Consumer Loans Receivable	(29,588,170)	(34,577,952)
Principal Payments on Consumer Loans Receivable	25,780,356	20,122,820
Origination of Commercial Leases Receivable	(23,925,133)	(16,149,290)
Principal Payments on Commercial Leases Receivable	23,399,604	15,081,959
Net Change in Short-term Investments	(94,208,275)	72,380,263
Net Change in Receivable/Payable on Securities	3,091,037	12,114,010

Net Cash Used in Investing Activities	(80,619,622)	(78,597,470)

Cash Flows From Financing Activities:
Change in Commercial Paper	3,076,463	(66,889,119)
Change in Notes Payable	0	70,000,000
Change in Notes Payable to Affiliates	3,071,054	(2,228,569)
Stockholder Dividends Paid	(12,333,277)	(11,612,276)
Purchases of Treasury Stock	(2,338,268)	(755,513)
Proceeds from Exercise of Stock Options	1,225,189	2,654,887
Proceeds from Dividend Reinvestment Plan	6,983,033	3,076,046
Deposits of Policyholders’ Funds	46,294,539	43,758,593
Withdrawal of Policyholders’ Funds	(24,857,055)	(24,284,927)

Net Cash Provided by Financing Activities	21,121,678	13,719,122

Net Change in Cash	8,947,198	(7,327,132)
Cash—Beginning of Period	9,761,820	10,224,827

Cash—End of Period	$18,709,018	$2,897,695

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,383,959	$2,216,194
Income Taxes	$15,741,450	$10,865,862

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2003

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2002. The results of operations for the six-month and three-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to June 30, 2003 classifications and descriptions.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

2. Stock-Based Employee Compensation

At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002. The Company accounts for this plan using the recognition and measurement principles of the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$37,917,449	$33,999,486	$19,187,821	$15,531,340
Add: Total stock-based compensation expense included in reported net income, net of tax effect	40,507	97,835	15,851	21,114
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(774,637)	(571,507)	(381,544)	(338,742)

Pro forma net income	$37,213,319	$33,525,814	$18,822,128	$15,213,712

Earnings per share, as reported — Basic	$0.48	$0.43	$0.24	$0.20

— Diluted	$0.47	$0.43	$0.24	$0.20

Pro forma earnings per share — Basic	$0.47	$0.43	$0.24	$0.20

— Diluted	$0.46	$0.42	$0.23	$0.19

3. Pooling Agreement

Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 4). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty’s property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation’s participation in any single catastrophic event or series of storms to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

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

(Note 3., continued)

The following table sets forth the premiums and losses ceded to and assumed from the pool for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)

Premiums ceded to pool	$42,522	$38,348	$21,527	$19,501
Premiums assumed from pool	$225,329	$210,268	$113,852	$106,456
Losses ceded to pool	$33,424	$28,387	$19,466	$15,147
Losses assumed from pool	$139,986	$131,633	$72,761	$68,921

The Company incurred $7.9 million and $5.2 million in storm losses in the second quarters of 2003 and 2002, respectively. These losses resulted in reductions to the Company’s net income of approximately $0.06 and $0.04 per diluted share, after reinsurance and taxes, in 2003 and 2002, respectively. No catastrophe losses were incurred in the first quarter of either year.

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

Certain legal proceedings are in process at June 30, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $139,000 in the first six months of 2003, $5.3 million in 2002, and $930,000 in 2001. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 25 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at June 30, 2003. Of the 25 proceedings, nine were filed in 2003, eight were filed in 2002, one was filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. One of the 25 pending legal proceedings against Life has been certified as a class action by the trial court. After the trial court certified the class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme

(Note 4., continued)

Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court again certified the class and Life appealed the certification to the Alabama Supreme Court. In February 2003, the Supreme Court affirmed the trial court order certifying the case as a class action. Life has filed an application for rehearing with the Supreme Court, which has been stayed by the Supreme Court pending final resolution of settlement negotiations between the parties.

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

The Company periodically invests in partnerships that invest in affordable housing tax credits. At June 30, 2003, the Company had committed to fund a partnership of this type in the amount of approximately $17.5 million.

5. Segment Information

In evaluating the performance of the Company’s segments, management believes operating income serves as a meaningful tool for assessing the profitability of the Company’s ongoing operations. Operating income, a non-GAAP financial measure, is defined by the Company as net income excluding net realized investment gains and losses, net of applicable taxes. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance.

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003	2002	% Change		2003	2002	% Change
	(in thousands, except share and per share data)
Net income
Property and casualty insurance	$27,534	$24,065	14%		$12,397	$10,856	14%
Life insurance	8,569	8,634	(1%	)	4,653	4,275	9%

Total insurance operations	36,103	32,699	10%		17,050	15,131	13%
Noninsurance operations income	2,178	1,972	10%		757	853	(11%	)
Net realized investment gains	888	786	13%		2,056	197	943%
Corporate expenses	(1,252)	(1,458)	(14%	)	(675)	(650)	4%

Net income	$37,917	$33,999	12%		$19,188	$15,531	24%

Net income per share—
Basic	$0.48	$0.43	10%		$0.24	$0.20	22%

Diluted	$0.47	$0.43	11%		$0.24	$0.20	23%

Weighted average shares outstanding —Basic	79,468,821	78,607,284			79,605,514	78,771,794

—Diluted	80,065,414	79,432,866			80,226,873	79,605,279

(Note 5., continued)

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003	2002	% Change		2003	2002	% Change
	(in thousands)
Earned premiums
Personal lines	$216,530	$200,696	8%		$109,676	$101,682	8%
Commercial lines	7,531	7,299	3%		3,548	3,634	(2%	)
Pools, associations and fees	2,363	2,273	4%		1,182	1,140	4%
Reinsurance ceded	(1,095)	(856)	(28%	)	(554)	(435)	(27%	)

Total	$225,329	$209,412	8%		$113,852	$106,021	7%

Net underwriting income	$22,454	$15,566	44%		$9,124	$5,676	61%

Loss ratio	61.6%	63.0%			63.4%	65.3%
LAE ratio	3.9%	4.5%			3.9%	4.1%
Expense ratio	24.5%	25.1%			24.7%	25.2%

GAAP basis combined ratio	90.0%	92.6%			92.0%	94.6%

Underwriting margin	10.0%	7.4%			8.0%	5.4%

Net investment income	$14,564	$16,123	(10%	)	$7,654	$8,376	(9%	)

Other income	$93	$13	615%		$24	$253	(91%	)

Reinsurance assumed	$(28)	$(7)	(367%	)	$5	$(3)	160%

Pre-tax operating income	$37,083	$31,695	17%		$16,807	$14,302	18%

Operating income, net of tax	$27,534	$24,065	14%		$12,397	$10,856	14%

Realized investment gains, net of tax	$315	$530	(41%	)	$682	$312	119%

Net income	$27,849	$24,595	13%		$13,079	$11,168	17%

(Note 5., continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investment gains and losses, and net income for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003	2002	%Change		2003	2002	%Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$9,355	$8,684	8%		$4,732	$4,382	8%
Universal life policy charges—COLI	2,085	1,997	4%		575	577	0%
Interest sensitive life policy charges	5,115	5,359	(5%	)	2,532	2,574	(2%	)
Traditional life insurance premiums	16,607	14,911	11%		8,327	7,649	9%
Group life insurance premiums	542	712	(24%	)	(173)	371	(147%	)

Total	$33,704	$31,663	6%		$15,993	$15,553	3%

Net investment income	$22,483	$23,156	(3%	)	$10,948	$11,674	(6%	)

Benefits and expenses	$39,910	$37,994	5%		$18,599	$18,605	0%

Amortization of deferred policy acquisition costs	$4,575	$4,292	7%		$2,270	$2,128	7%

Pre-tax operating income	$11,702	$12,533	(7%	)	$6,072	$6,494	(6%	)

Operating income, net of tax	$8,569	$8,634	(1%	)	$4,653	$4,275	9%

Realized investment gains/(losses), net of tax	$596	$256	132%		$1,396	$(116)	1303%

Net income	$9,165	$8,890	3%		$6,049	$4,159	45%

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

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes

(Note. 6., continued)

fixed interest rate payments, thereby creating fixed-rate long-term debt. The Company also uses derivative instruments through its covered call option program as a means of generating income.

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

Interest expense for the six months ended June 30, 2003 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

7. Financial Accounting Developments

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the six-month and three-month periods ended June 30, 2003 have been enhanced to comply with the requirements set forth by this statement.

Also, during 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company complied with the provisions of the interpretation and it did not have a significant impact on the Company’s financial position or income.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation and disclosure issues associated with variable interest entities. The effective date for the interpretation was July 1, 2003. The Company has evaluated the provisions of this interpretation and its requirements had no significant impact on the Company’s financial position or income.

(Note. 7., continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company did not experience a significant impact on the Company’s financial position or income from this statement.

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

9. Dissolution of Alfa Investment Corporation

On April 24, 2003, the Company’s Board of Directors approved a written consent to dissolve Alfa Investment Corporation. The Company was the only stockholder of this entity which was consolidated in its financial statements. Alfa Investment Corporation had served as the parent of Alfa Builders, Inc. which will continue to operate as the Company’s wholly-owned construction subsidiary. Therefore, the Company does not anticipate that this change in corporate structure which took place during the second quarter of 2003 will have a significant impact on the Company’s financial position or income.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of June 30, 2003, the related consolidated statements of income and comprehensive income for the and six-months and three-months ended June 30, 2003 and 2002, and the related consolidated statements of cash flows for the six-months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, except as to note 9, which is as of February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Atlanta, Georgia

August 7, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

In evaluating the performance of the Company’s segments, management believes operating income serves as a meaningful tool for assessing the profitability of the Company’s ongoing operations. Operating income, a non-GAAP financial measure, is defined by the Company as net income excluding net realized investment gains and losses, net of applicable taxes. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance.

The following table sets forth consolidated summarized income statement information for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003	2002	% Change		2003	2002	% Change
Revenues
Property and casualty insurance premiums	$225,329	$209,412	8%		$113,852	$106,021	7%
Life insurance premiums and policy charges	33,704	31,663	6%		15,993	15,553	3%

Total premium and policy charges	$259,033	$241,075	7%		$129,845	$121,574	7%

Net investment income	$42,991	$43,970	(2%	)	$21,337	$21,878	(2%	)

Total revenues	$304,740	$287,415	6%		$155,099	$144,688	7%

Net income
Property and casualty insurance	$27,534	$24,065	14%		$12,397	$10,856	14%
Life insurance	8,569	8,634	(1%	)	4,653	4,275	9%

Total insurance operations	36,103	32,699	10%		17,050	15,131	13%
Noninsurance operations	2,178	1,972	10%		757	853	(11%	)
Net realized investment gains	888	786	13%		2,056	197	943%
Corporate expenses	(1,252)	(1,458)	(14%	)	(675)	(650)	4%

Net income	$37,917	$33,999	12%		$19,188	$15,531	24%

Net income per share—
Basic	$0.48	$0.43	10%		$0.24	$0.20	22%

Diluted	$0.47	$0.43	11%		$0.24	$0.20	23%

Weighted average shares outstanding—Basic	79,468,821	78,607,284			79,605,514	78,771,794

—Diluted	80,065,414	79,432,866			80,226,873	79,605,279

Total premiums and policy charges increased 7% in the first six months of 2003 as a result of increased premium production in both property casualty and life business and continued good persistency. Net investment income decreased 2% in the six months of 2003 while invested assets have grown 6.3% in the six months since December 31, 2002.

Operating income increased by 14% in the property casualty subsidiaries due primarily to an improved loss ratio and a reduction in the loss adjustment expenses ratio during the first six months of 2003. The 1% decrease in operating income in the life subsidiary is largely due to an increased mortality ratio of 96% compared to 86% during the first six months of 2002. Mortality, a non-GAAP financial measure used by management, represents the percentage of actuarially expected claims paid. Therefore, in the first six months of 2003, the Company experienced less favorable financial results when compared to 2002 due to the higher mortality ratio. Noninsurance operations were up 10% due to earnings growth from the finance subsidiary. Growth in both the consumer loan and commercial lease portfolios combined with earnings from the finance subsidiary’s investment in MidCountry Financial produced an increase in income of approximately $424,000.

The Company’s net income was positively impacted by realized investment gains during the first six months of 2003. Corporate expenses decreased in the first six months of 2003 due to lower borrowing costs resulting from a decline in interest rates and a reduction in other general corporate operating expenses.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003	2002	% Change		2003	2002	% Change
	(in thousands)
Earned premiums
Personal lines	$216,530	$200,696	8%		$109,676	$101,682	8%
Commercial lines	7,531	7,299	3%		3,548	3,634	(2%	)
Pools, associations and fees	2,363	2,273	4%		1,182	1,140	4%
Reinsurance ceded	(1,095)	(856)	(28%	)	(554)	(435)	(27%	)

Total	$225,329	$209,412	8%		$113,852	$106,021	7%

Net underwriting income	$22,454	$15,566	44%		$9,124	$5,676	61%

Loss ratio	61.6%	63.0%			63.4%	65.3%
LAE ratio	3.9%	4.5%			3.9%	4.1%
Expense ratio	24.5%	25.1%			24.7%	25.2%

GAAP basis combined ratio	90.0%	92.6%			92.0%	94.6%

Underwriting margin	10.0%	7.4%			8.0%	5.4%

Net investment income	$14,564	$16,123	(10%	)	$7,654	$8,376	(9%	)

Other income	$93	$13	615%		$24	$253	(91%	)

Reinsurance assumed	$(28)	$(7)	(367%	)	$5	$(3)	160%

Pre-tax operating income	$37,083	$31,695	17%		$16,807	$14,302	18%

Operating income, net of tax	$27,534	$24,065	14%		$12,397	$10,856	14%

Realized investment gains, net of tax	$315	$530	(41%	)	$682	$312	119%

Net income	$27,849	$24,595	13%		$13,079	$11,168	17%

Earned premiums increased 8% in the first two quarters of 2003 due to greater homeowner production and the positive impact of homeowner rate increases which took effect in November 2001. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio decreased to 61.6% for the first two quarters of 2003 as the Company continued to experience favorable core loss ratios. The Company incurred $7.9 million and $5.2 million in storm losses in the second quarters of 2003 and 2002, respectively. No storm losses were recorded in the first quarters of either

2003 or 2002. Loss adjustment expenses in the first six months of 2003 were 3.9% of earned premiums compared to 4.5% in the same period of 2002. This decline in loss adjustment expenses was primarily due to changes in reserve levels. Another factor in the improved underwriting margin was a decrease in the expense ratio from 2002 levels despite additional expenses related to the Company’s implementation of new financial reporting systems. The Company has implemented changes to its processes in an effort to minimize staffing additions and capitalize on technological capabilities.

Net investment income decreased 10% in the first six months of 2003 in the property casualty subsidiaries due to declines in partnership income. Invested assets increased 8.9% since June 30, 2002.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investments gains and losses, and net income for the six-month and three-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003	2002	% Change		2003	2002	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$9,355	$8,684	8%		$4,732	$4,382	8%
Universal life policy charges—COLI	2,085	1,997	4%		575	577	0%
Interest sensitive life policy charges	5,115	5,359	(5%	)	2,532	2,574	(2%	)
Traditional life insurance premiums	16,607	14,911	11%		8,327	7,649	9%
Group life insurance premiums	542	712	(24%	)	(173)	371	(147%	)

Total	$33,704	$31,663	6%		$15,993	$15,553	3%

Net investment income	$22,483	$23,156	(3%	)	$10,948	$11,674	(6%	)

Benefits and expenses	$39,910	$37,994	5%		$18,599	$18,605	0%

Amortization of deferred policy acquisition costs	$4,575	$4,292	7%		$2,270	$2,128	7%

Pre-tax operating income	$11,702	$12,533	(7%	)	$6,072	$6,494	(6%	)

Operating income, net of tax	$8,569	$8,634	(1%	)	$4,653	$4,275	9%

Realized investment gains/ (losses), net of tax	$596	$256	132%		$1,396	$(116)	1303%

Net income	$9,165	$8,890	3%		$6,049	$4,159	45%

The Company’s life insurance premiums and policy charges increased 6% in the first six months of 2003 due to new business and good persistency. First year collected premiums in the first six months of 2003 were unchanged from the same period in 2002 despite continued strong sales of term products and favorable response to an accidental death benefit promotion. Total new annualized premium increased 1.6% in the first six months of 2003 and 4.2% in all of 2002.

Life insurance operating income decreased approximately 1% in the first six months of 2003. This decrease was primarily the result of an increase in the mortality ratio of actual to expected death claims from 86% in the first six months of 2002 to 96% in the first two quarters of 2003. Despite the decline in earnings, positive cash flows resulted in a 10.0% increase in invested assets while investment income decreased 3% from the first half of 2002.

NONINSURANCE OPERATIONS

Noninsurance operations were up 10% due primarily to improved operating results in the finance subsidiary. The finance subsidiary’s recent investment in MidCountry Financial yielded pre-tax income of approximately $552,000 during the first six months of 2003. Overall, the finance subsidiary’s operating income increased $424,000 during the first six months of 2003 when compared to the same period in 2002. Increased commercial and residential closings led to a $237,000 improvement in the operating income of the real estate sales subsidiary. A reduction in commercial construction activity produced an $84,000 decline in operating income from the construction subsidiary while income from the Company’s subsidiary covering certain employee benefits decreased by approximately $372,000 to $105,000.

CORPORATE

Corporate expenses decreased 14%, or approximately $206,000, due primarily to a reduction in general corporate operating expenses and lower interest expense related to the Company’s commercial paper borrowing. Favorable trends in short-term interest rates allowed the Company’s interest expense to decline slightly from levels experienced in the first half of 2002.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 2003 and 2002:

	Six Months Ended
	June 30,
	2003		2002
Increase in invested assets since January 1, 2003 and 2002	6.3%		6.0%
Investment yield rate (annualized)	5.9%		6.7%
(Decrease)/increase in net investment income since June 30, 2002 and 2001	(2.2%	)	11.2%

As a result of the overall positive cash flows from operations, invested assets grew 6.3% since January 1, 2003 and 12.1% since June 30, 2002 (based on amortized cost, which excludes the impact of SFAS 115) while net investment income decreased 2.2%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $22.5 million in underwriting income in the first six months of 2003 which was somewhat offset by the slight decline in profitability of the Company’s life subsidiary, which had $8.6 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. During the first six months of 2003, the Company also increased its investment in short-term securities by over $94 million. Despite an overall decrease in investment income, the Company had improved investment income results from its finance subsidiary of approximately $1.3 million due partially to earnings on its investment in MidCountry Financial. The overall yield rate, calculated using amortized cost, declined to 5.9%. The Company had net realized investment gains of approximately $900,000 and $800,000 in the first six months of 2003 and 2002, respectively. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002
Fixed maturities
Taxable
Mortgage backed (CMO’s)	22.7%	27.0%
Corporate bonds	21.4	24.0

Total taxable	44.1	51.0
Tax exempts	16.9	16.8

Total fixed maturities	61.0	67.8

Equity securities	6.6	3.9
Real estate	0.1	0.2
Policy loans	3.1	3.2
Collateral loans	6.2	6.3
Commercial leases	5.3	5.6
Other long term investments	6.6	6.9
Short term investments	11.1	6.1

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year end, the overall mix of investments has remained relatively stable with changes due to a shift to short term investments from fixed maturities and to market value fluctuations in fixed maturities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002
RATING
AAA to A-	89.6%	88.9%
BBB+ to BBB-	10.0	10.8
BB+ and Below (Below investment grade)	0.4	0.3

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At June 30, 2003, approximately 37.2% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position is not believed to be significant. At June 30, 2003, the Company’s total portfolio of fixed maturities had gross unrealized gains of $78,784,390 and gross unrealized losses of $2,437,025. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first six months of 2003, the Company sold approximately $24.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $570,577 and gross realized losses of $260,266. During the same period in 2002, the Company sold approximately $10.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $363,597 and gross realized losses of $3,976,523.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At June 30, 2003, the Company had unrealized gains of approximately $1,357,000 in such investments. During the first six months of 2003, the Company did not dispose of any high yield debt securities. At June 30, 2003, the Company had unrealized gains of approximately $1,116,000 in such investments.

In the first six months of 2003, the Company wrote down six equities totaling $953,349, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains.

The Company’s other investments consist primarily of assets leased under operating leases, investments in partnerships and joint ventures in addition to consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At June 30, 2003, the delinquency ratio on the loan portfolio was 1.37% or $1.4 million, down from 1.67% or $1.6 million at December 31, 2002. The delinquency ratio on the lease portfolio at June 30, 2003 was 4.84% or $4.7 million, down from 5.62% or $6.1 million at December 31, 2002. Credit losses of approximately $204,800 were incurred in the first six months of 2003 including an increase of approximately $32,126 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first two quarters of 2003 were approximately $448,068. At June 30, 2003, the Company maintained an allowance for loan losses of $1,108,611 or approximately 1.1% of the outstanding loan balance. In addition, at June 30, 2003, the Company maintained an allowance for lease losses of $2,169,882 or approximately 2.3% of the outstanding lease balance.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with one wholly-owned subsidiary, Heights Finance Corp. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Alfa Financial’s investment gave it a 42 percent ownership in the newly formed entity. As a result of this significant ownership percentage, Alfa Financial accounts for earnings from MidCountry Financial using the equity method of accounting. Pre-tax operating income of approximately $552,000 positively impacted the first six months of 2003.

INCOME TAXES

The effective tax rate in the first six months of 2003 was 27.6% compared to 27.8% for the full year 2002 and 27.3% for the first six months of 2002. The decrease in the effective tax rate in the first six months of 2003 from the overall effective rate in 2002 is due primarily to increased credits from investments in affordable housing partnerships. Based on information available at June 30, 2003, the Company currently anticipates the effective tax rate for all of 2003 to be approximately 27.6%.

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

Net cash provided by operating activities for the first six months of 2003 and 2002 approximated $67.7 million and $57.6 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

The Company’s contractual obligations at June 30, 2003 are summarized below:

	Payments Due by Period
		Less
		than 1	1 - 3	4 - 5	After 5
	Total	year	years	years	years
Operating Lease Obligations	$420,032	$183,554	$236,478	$—	$—
Capital Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Long-Term Debt Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total Contractual Obligations	$70,420,032	$183,554	$236,478	$—	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2003, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2003 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, funding of a policy administration system project of the life subsidiary and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total	Less
	Amounts	than 1	1 - 3	4 - 5	After 5
	Committed	year	years	years	years
Lines of Credit	$28,515,000	$—	$8,515,000	$20,000,000	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	4,701,086	575,000	4,126,086	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	203,545,239	186,904,455	14,640,975	1,872,060	127,749

Total Commercial Commitments	$236,761,325	$187,479,455	$27,282,061	$21,872,060	$127,749

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

Total borrowings increased approximately $6.1 million in the first six months of 2003 to $252.1 million. The majority of the short-term debt is commercial paper issued by the Company. At June 30, 2003, the Company had approximately $136.5 million in commercial paper at rates ranging from 1.07% to 1.29% with maturities ranging from July 1, 2003 to August 6, 2003. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company. In addition, the Company had $45.6 million in short-term debt outstanding to affiliates at June 30, 2003.

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

The Company’s Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 12,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first six months of 2003, the Company repurchased 194,849 shares at a cost of $2,338,268. At June 30, 2003, the total repurchased was 7,043,446 shares at a cost of $48,923,325. The Company has reissued 1,798,264 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares as a means of meeting provisions of stockholder participation in the Company’s dividend reinvestment plan. At June 30, 2003, the total sold was 1,311,916 shares at a cost of $7,070,306.

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

Cash surrenders paid to policyholders on a statutory basis totaled $8.0 million in the first six months of 2003 and $7.5 million for the same period in 2002. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 2003, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $530.9 million.

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

The Company’s management uses estimates in determining loss reserves for inclusion in its financial statements. Periodic reviews are conducted by the Company’s internal actuaries to determine a range of reasonable loss reserves. In addition, the Company’s current catastrophe protection program, which began November 1, 1996, was established to address the economics of catastrophe finance. This plan limits the Company’s exposure to catastrophes which might otherwise deplete the Company’s surplus through the combination of shared catastrophe exposure within the Alfa Group and the purchase of reinsurance coverage from external reinsurers.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At June 30, 2003, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at June 30, 2003. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 68% of the Company’s assets and 58% of the Company’s liabilities are reported and therefore have a direct effect on net earnings and stockholders’ equity.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect of net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in value created by market conditions or industry related events are considered to be temporary if it is determined that the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of approximately $953,000 were recorded in the first six months of 2003 on equity securities.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the six months ended June 30, 2003 have been enhanced to comply with the requirements set forth by this statement.

Also, during 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company complied with the provisions of the interpretation and it did not have a significant impact on the Company’s financial position or income.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation and disclosure issues associated with variable interest entities. The effective date for the interpretation will be July 1, 2003. The Company has evaluated the provisions of this interpretation and its requirements had no significant impact on the Company’s financial position or income.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company did not experience a significant impact on the Company’s financial position or income from this statement.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Certain legal proceedings are in process at June 30, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $139,000 in the first six months of 2003, $5.3 million in 2002, and $930,000 in 2001. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 25 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at June 30, 2003. Of the 25 proceedings, nine were filed in 2003, eight were filed in 2002, one was filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life has appealed the award to the Alabama Supreme Court. One of the 25 pending legal proceedings against Life has been certified as a class action by the trial court. After the trial court certified the class action against Life, Life appealed the class certification order to the Alabama Supreme Court. In November 2001, the Alabama Supreme Court reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings. The trial court again certified the class and Life appealed the certification to the Alabama Supreme Court. In February 2003, the Supreme Court affirmed the trial court order certifying the case as a class action. Life has filed an application for rehearing with the Supreme Court, which has been stayed by the Supreme Court pending final resolution of settlement negotiations between the parties.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of the Company was held on April 24, 2003. At the meeting, stockholders elected eleven directors.

	Number of shares	Number of Shares
	Of Voted For	Withheld
Boyd E. Christenberry	67,827,831	795,359
Steve Dunn	68,236,313	386,877
C. Lee Ellis	67,859,403	763,787
James I. Harrison, Jr.	66,941,995	1,681,195
Hal F. Lee	68,236,313	386,877
Jerry A. Newby	67,847,529	775,661
B. Phil Richardson	66,898,513	1,724,677
John Russell Thomas	66,938,193	1,684,997
James A. Tolar, Jr.	67,921,649	701,541
Russell R. Wiggins	68,236,413	386,777
Dean Wysner	68,229,581	393,609

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

11	—Statement of Computation of Per Share Earnings

15	—Letter Regarding Unaudited Interim Financial Information

31.1	—Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—Certification of Alfa Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—Certification of Alfa Corporation’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date of Report	Date Filed	Description
April 16, 2003	April 23, 2003	Regulation FD disclosure of Alfa Corporation’s press release regarding its results of operations for the first quarter of 2003.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 8/7/03	By:	/S/ Jerry A. Newby
Jerry A. Newby President (Chief Executive Officer)

Date 8/7/03	By:	/S/ Stephen G. Rutledge
Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)