Form 10-Q
period 2003-09-30
ALFA CORP
filed 2003-11-07
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding September 30, 2003
Common Stock, $1.00 par value	80,271,311 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $188,281 in 2003 and $320,145 in 2002)	$168,918	$294,633
Fixed Maturities Available for Sale, at fair value (amortized cost $1,094,822,308 in 2003 and $1,064,816,587 in 2002)	1,159,412,193	1,129,943,756
Equity Securities, at fair value (cost $121,139,787 in 2003 and $63,037,993 in 2002)	149,752,707	65,286,596
Investment Real Estate (net of accumulated depreciation of $1,650,693 in 2003 and $1,575,711 in 2002)	2,528,479	2,594,545
Policy Loans	55,189,640	53,324,458
Collateral Loans	101,582,377	105,431,900
Commercial Leases	101,762,365	93,945,299
Goodwill	3,449,982	3,449,982
Other Long-term Investments	116,472,348	111,169,362
Short-term Investments	85,594,868	101,697,650

Total Investments	1,775,913,877	1,667,138,181
Cash	15,363,856	9,761,820
Accrued Investment Income	16,223,691	15,704,004
Accounts Receivable	15,456,138	12,746,567
Reinsurance Balances Receivable	3,403,312	3,417,121
Due from Affiliates	868,835	2,177,759
Deferred Policy Acquisition Costs	172,381,672	159,716,008
Other Assets	17,373,891	13,394,434

Total Assets	$2,016,985,272	$1,884,055,894

Liabilities
Policy Liabilities and Accruals - Property and Casualty Insurance	$150,586,843	$148,457,016
Policy Liabilities and Accruals - Life Insurance Interest - Sensitive Products	501,464,189	461,915,553
Policy Liabilities and Accruals - Life Insurance - Other Products	162,481,326	152,897,184
Unearned Premiums	173,372,427	153,345,832
Dividends to Policyholders	10,777,044	10,558,507
Premium Deposit and Retirement Deposit Funds	6,260,721	6,353,594
Deferred Income Taxes	47,191,563	40,969,533
Other Liabilities	68,962,429	81,993,684
Due to Affiliates	16,222,067	15,555,574
Commercial Paper	149,561,224	133,422,926
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	39,199,419	42,488,787

Total Liabilities	1,396,079,252	1,317,958,190

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value Shares authorized: 1,000,000 Issued: None
Common Stock, $1 par value Shares authorized: 110,000,000 Issued: 83,783,024 Outstanding: 2003 - 80,271,311; 2002 - 79,278,345	83,783,024	83,783,024
Capital in Excess of Par Value	8,824,754	5,531,384
Accumulated Other Comprehensive Income	38,235,495	32,832,254
Retained Earnings	522,406,772	484,454,615
Treasury Stock: at cost (2003 - 3,511,713 shares; 2002 - 4,504,679 shares)	(32,344,025)	(40,503,573)

Total Stockholders’ Equity	620,906,020	566,097,704

Total Liabilities and Stockholders’ Equity	$2,016,985,272	$1,884,055,894

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues
Premiums - Property and Casualty Insurance	$341,215,780	$317,859,583	$115,886,943	$108,447,938
Premiums - Life Insurance	25,536,915	23,205,181	8,388,647	7,582,809
Policy Charges - Life Insurance	24,617,475	23,663,611	8,061,831	7,623,157
Net Investment Income	63,794,337	65,929,435	20,803,254	21,959,286
Realized Investment Gains	4,167,618	3,672,351	2,801,612	2,462,802
Other Income	2,479,122	2,078,113	1,128,926	916,983

Total Revenues	461,811,247	436,408,274	157,071,213	148,992,975

Benefits and Expenses
Benefits & Settlement Expenses	275,849,720	260,922,195	95,738,243	90,721,887
Dividends to Policyholders	2,822,524	2,749,402	884,641	863,617
Amortization of Deferred Policy Acquisition Costs	64,557,399	59,042,848	21,893,256	20,937,874
Other Operating Expenses	40,433,598	42,966,476	12,810,878	12,540,420

Total Expenses	383,663,241	365,680,921	131,327,018	125,063,798

Income Before Provision for Income Taxes	78,148,006	70,727,353	25,744,195	23,929,177

Provision for Income Taxes	21,449,501	19,277,752	6,963,139	6,479,062

Net Income	$56,698,505	$51,449,601	$18,781,056	$17,450,115

Earnings Per Share:
Net Income
- Basic	$0.71	$0.65	$0.23	$0.22
- Diluted	$0.71	$0.65	$0.23	$0.22

Average Shares Outstanding
- Basic	79,645,126	78,697,826	79,991,986	78,875,959
- Diluted	80,241,834	79,473,390	80,587,725	79,567,532

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net Income	$56,698,505	$51,449,601	$18,781,056	$17,450,115
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	9,173,037	9,374,843	4,166,891	11,277,281
Unrealized (Losses) on Interest Rate Swap Contracts	(1,060,844)	(5,172,308)	1,241,891	(4,154,278)
Less: Reclassification Adjustment for Realized Investment Gains	2,708,952	2,387,028	1,821,048	1,600,821

Total Other Comprehensive Income (Loss)	5,403,241	1,815,507	3,587,734	5,522,182

Total Comprehensive Income	$62,101,746	$53,265,108	$22,368,790	$22,972,297

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net Income	$56,698,505	$51,449,601
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(75,033,471)	(70,409,921)
Amortization of Deferred Policy Acquisition Costs	64,557,399	59,042,848
Depreciation and Amortization	282,435	(743,904)
Provision for Deferred Taxes	2,659,855	1,891,818
Interest Credited on Policyholders’ Funds	20,252,244	19,047,168
Net Realized Investment (Gains)/Losses	(4,167,620)	(3,672,350)
Other	41,744	(9,345,593)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(519,687)	(2,807,780)
Accounts Receivable	(2,710,789)	611,471
Reinsurance Balances Receivable	13,809	960,083
Due from Affiliates	1,975,417	555,814
Other Assets	(3,979,457)	(6,037,791)
Liability for Policy Reserves	9,800,180	28,455,993
Liability for Unearned Premiums	20,026,595	18,688,734
Amounts Held for Others	125,664	1,163,554
Other Liabilities	(9,120,866)	683,678

Net Cash Provided by Operating Activities	80,901,957	89,533,423

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	100,981	99,381
Maturities and Redemptions of Fixed Maturities Available for Sale	542,838,314	98,502,448
Maturities and Redemptions of Other Investments	3,011,941	3,129,585
Sales of Fixed Maturities Available for Sale	25,946,968	101,660,131
Sales of Equity Securities	93,948,425	42,432,648
Sales of Other Investments	1,520,761	3,837,673
Purchases of Fixed Maturities Available for Sale	(596,971,051)	(271,968,471)
Purchases of Equity Securities	(167,233,436)	(45,628,091)
Purchases of Other Investments	(14,116,870)	(33,373,525)
Origination of Consumer Loans Receivable	(45,667,433)	(49,012,517)
Principal Payments on Consumer Loans Receivable	49,516,956	33,462,478
Origination of Commercial Leases Receivable	(47,786,779)	(39,462,789)
Principal Payments on Commercial Leases Receivable	39,969,713	21,141,782
Net Change in Short-term Investments	16,102,782	(4,658,581)
Net Change in Receivable/Payable on Securities	(2,853,354)	(6,849,763)

Net Cash Used in Investing Activities	(101,672,082)	(146,687,611)

Cash Flows From Financing Activities:
Change in Commercial Paper	16,138,298	(31,903,588)
Change in Notes Payable	0	70,000,000
Change in Notes Payable to Affiliates	(3,289,368)	11,536,191
Stockholder Dividends Paid	(18,746,346)	(17,408,810)
Purchases of Treasury Stock	(2,390,655)	(3,331,784)
Proceeds from Exercise of Stock Options	2,143,636	2,794,565
Proceeds from Dividend Reinvestment Plan	10,654,017	6,175,513
Deposits of Policyholders’ Funds	59,726,843	57,144,223
Withdrawal of Policyholders’ Funds	(37,864,264)	(35,706,798)

Net Cash Provided by Financing Activities	26,372,161	59,299,512

Net Change in Cash	5,602,036	2,145,324
Cash - Beginning of Period	9,761,820	10,224,827

Cash - End of Period	$15,363,856	$12,370,151

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$4,987,784	$3,754,984
Income Taxes	$15,741,450	$11,778,516

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2003

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2002. The results of operations for the nine-month and three-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to September 30, 2003 classifications and descriptions.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

2. Stock-Based Employee Compensation

At September 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002. The Company accounts for this plan using the recognition and measurement principles of the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$56,698,505	$51,449,601	$18,781,056	$17,450,115
Add: Total stock-based compensation expense included in reported net income, net of tax effect	100,177	145,452	59,670	47,617
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,101,991)	(894,832)	(357,354)	(323,325)

Pro forma net income	$55,696,691	$50,700,221	$18,483,372	$17,174,407

Earnings per share, as reported - Basic	$0.71	$0.65	$0.23	$0.22

- Diluted	$0.71	$0.65	$0.23	$0.22

Pro forma earnings per share - Basic	$0.70	$0.64	$0.23	$0.22

- Diluted	$0.69	$0.64	$0.23	$0.22

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

(Note 3., continued)

The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Premiums ceded to pool	$64,565	$58,479	$22,043	$20,131
Premiums assumed from pool	$339,585	$315,791	$114,256	$106,379
Losses ceded to pool	$48,558	$43,926	$15,134	$15,539
Losses assumed from pool	$213,785	$203,417	$73,799	$71,784

The Company incurred $7.9 million in storm losses in the second quarter of 2003. These losses resulted in reductions to the Company’s net income for the first nine months of 2003 of approximately $0.06 per diluted share, after reinsurance and taxes. Likewise, the Company incurred $5.2 million and $1.8 million in storm losses in the second and third quarters of 2002, respectively. These losses negatively impacted the Company’s net income by approximately $.06 through the first nine months of 2002. No catastrophe losses were incurred in the first quarter of either year.

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

Certain legal proceedings are in process at September 30, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $322,000 in the first nine months of 2003 and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 25 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at September 30, 2003. Of the 25 proceedings, nine were filed in 2003, eight were filed in 2002, one was filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life appealed the

(Note 4., continued)

award to the Alabama Supreme Court. In September 2003, the Alabama Supreme Court reversed the jury verdict and held that the trial court should have rendered a judgment for Life. The plaintiff has filed an application for rehearing which is currently pending before the Supreme Court.

One of the 25 pending legal proceedings against Life was certified as a class action and subsequently has been preliminarily settled by the parties. Class action notices were mailed in September 2003 and a fairness hearing has been scheduled for later in the year.

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

Management believes adequate reserves have been established in these known cases. However, it should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

The Company periodically invests in partnerships that invest in affordable housing tax credits. At September 30, 2003, the Company had committed to fund a partnership of this type in the amount of approximately $16.1 million.

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

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands, except share and per share data)
Net income
Property and casualty insurance	$40,071	$34,277	17%	$12,537	$10,212	23%
Life insurance	12,688	13,730	(8%)	4,119	5,096	(19%)

Total insurance operations	52,759	48,007	10%	16,656	15,308	9%
Noninsurance operations income	3,262	3,237	1%	1,084	1,265	(14%)
Net realized investment gains	2,709	2,387	13%	1,821	1,600	14%
Corporate expenses	(2,031)	(2,181)	(7%)	(780)	(723)	8%

Net income	$56,699	$51,450	10%	$18,781	$17,450	8%

Net income per share-
Basic	$0.71	$0.65	9%	$0.23	$0.22	6%

Diluted	$0.71	$0.65	9%	$0.23	$0.22	6%

Weighted average shares outstanding - Basic	79,645,126	78,697,826		79,991,986	78,875,959

- Diluted	80,241,834	79,473,390		80,587,725	79,567,532

(Note 5., continued)

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)
Earned premiums
Personal lines	$328,177	$304,659	8%	$111,647	$103,963	7%
Commercial lines	11,408	11,131	2%	3,877	3,832	1%
Pools, associations and fees	3,547	3,436	3%	1,184	1,164	2%
Reinsurance ceded	(1,916)	(1,367)	(40%)	(821)	(511)	(61%)

Total	$341,216	$317,859	7%	$115,887	$108,448	7%

Net underwriting income	$31,557	$21,614	46%	$9,103	$6,048	51%

Loss ratio	62.4%	64.1%		63.9%	66.2%
LAE ratio	4.0%	4.2%		4.1%	3.7%
Expense ratio	24.4%	24.9%		24.1%	24.5%

GAAP basis combined ratio	90.8%	93.2%		92.1%	94.4%

Underwriting margin	9.2%	6.8%		7.9%	5.6%

Net investment income	$21,987	$23,299	(6%)	$7,423	$7,176	3%

Other income	$221	$130	70%	$128	$117	9%

Reinsurance assumed	$(246)	$(18)	1227%	$(218)	$(11)	1882%

Pre-tax operating income	$53,519	$45,025	19%	$16,436	$13,330	23%

Operating income, net of tax	$40,071	$34,277	17%	$12,537	$10,212	23%

Realized investment gains, net of tax	$705	$1,048	(33%)	$390	$518	(25%)

Net income	$40,776	$35,325	15%	$12,927	$10,730	20%

(Note 5., continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investment gains and losses, and net income for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$14,106	$13,142	7%	$4,751	$4,458	7%
Universal life policy charges - COLI	2,672	2,578	4%	587	581	1%
Interest sensitive life policy charges	7,839	7,944	(1%)	2,724	2,585	5%
Traditional life insurance premiums	24,995	22,493	11%	8,388	7,582	11%
Group life insurance premiums	542	712	(24%)	0	0	0%

Total	$50,154	$46,869	7%	$16,450	$15,206	8%

Net investment income	$33,326	$35,213	(5%)	$10,843	$12,057	(10%)

Benefits and expenses	$59,436	$56,208	6%	$19,526	$18,214	7%

Amortization of deferred policy acquisition costs	$6,828	$6,413	6%	$2,253	$2,121	6%

Pre-tax operating income	$17,216	$19,461	(12%)	$5,514	$6,928	(20%)

Operating income, net of tax	$12,688	$13,730	(8%)	$4,119	$5,096	(19%)

Realized investment gains/(losses), net of tax	$2,026	$1,339	51%	$1,430	$1,083	32%

Net income	$14,714	$15,069	(2%)	$5,549	$6,179	(10%)

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

(Note. 6., continued)

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

Interest expense for the nine months ended September 30, 2003 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

7. Financial Accounting Developments

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the nine-month and three-month periods ended September 30, 2003 have been enhanced to comply with the requirements set forth by this statement.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation and disclosure issues associated with variable interest entities. The effective date for the interpretation has been delayed to December 31, 2003 on those variable interest

(Note. 7., continued)

entities in existence prior to February 1, 2003. The Company has evaluated the provisions of this interpretation and its requirements had no significant impact on the Company’s financial position or income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of September 30, 2003, the related consolidated statements of income and comprehensive income for the nine-months and three-months ended September 30, 2003 and 2002, and the related consolidated statements of cash flows for the nine-months ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

November 7, 2003

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

The following table sets forth consolidated summarized income statement information for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premiums	$341,216	$317,859	7%	$115,887	$108,448	7%
Life insurance premiums and policy charges	50,154	46,869	7%	16,450	15,206	8%

Total premiums and policy charges	$391,370	$364,728	7%	$132,337	$123,654	7%

Net investment income	$63,794	$65,952	(3%)	$20,803	$21,956	(5%)

Total revenue	$461,811	$436,408	6%	$157,071	$148,993	5%

Net income
Property and casualty insurance	$40,071	$34,277	17%	$12,537	$10,212	23%
Life insurance	12,688	13,730	(8%)	4,119	5,096	(19%)

Total insurance operations	52,759	48,007	10%	16,656	15,308	9%
Noninsurance operations	3,262	3,237	1%	1,084	1,265	(14%)
Net realized investment gains	2,709	2,387	13%	1,821	1,600	14%
Corporate expenses	(2,031)	(2,181)	(7%)	(780)	(723)	8%

Net income	$56,699	$51,450	10%	$18,781	$17,450	8%

Net income per share-
Basic	$0.71	$0.65	9%	$0.23	0.22	6%

Diluted	$0.71	$0.65	9%	$0.23	0.22	6%

Weighted average shares outstanding - Basic	79,645,126	78,697,826		79,991,986	78,875,959

- Diluted	80,241,834	79,473,390		80,587,725	79,567,532

Total premiums and policy charges increased 7% in the first nine months of 2003 as a result of increased premium production in both property casualty and life business and continued good persistency. Net investment income decreased 3% in the first three quarters of 2003 while invested assets have grown 6.5% in the nine months since December 31, 2002.

Operating income increased by 17% in the property casualty subsidiaries due primarily to an improved loss ratio and reduction in the loss adjustment expenses ratio and underwriting expense ratio during the first nine months of 2003. The 8% decrease in operating income in the life subsidiary is largely due to an increased mortality ratio of 97% compared to 89% during the first nine months of 2002. Mortality, a non-GAAP financial measure used by management, represents the percentage of actuarially expected claims paid. Therefore, in the first nine months of 2003, the Company experienced less favorable financial results when compared to 2002 due to the higher mortality ratio. Noninsurance operations were up 1% due to earnings growth from the finance and real estate sales subsidiaries. Earnings from the finance subsidiary’s investment in MidCountry Financial produced an increase in income of approximately $565,000 through the first nine months of 2003. Real estate sales commissions have been positively impacted by favorable mortgage rates. Partially offsetting these improvements in the third quarter of 2003 was a decline in earnings on the Company’s commercial lease portfolio as reserves were strengthened following an analysis of the economic environment.

The Company’s net income was positively impacted by realized investment gains during the first nine months of 2003. Corporate expenses decreased in the first three quarters of 2003 due to lower borrowing costs resulting from a decline in interest rates and a reduction in other general corporate operating expenses.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)
Earned premiums
Personal lines	$328,177	$304,659	8%	$111,647	$103,963	7%
Commercial lines	11,408	11,131	2%	3,877	3,832	1%
Pools, associations and fees	3,547	3,436	3%	1,184	1,164	2%
Reinsurance ceded	(1,916)	(1,367)	(40%)	(821)	(511)	(61%)

Total	$341,216	$317,859	7%	$115,887	$108,448	7%

Net underwriting income	$31,557	$21,614	46%	$9,103	$6,048	51%

Loss ratio	62.4%	64.1%		63.9%	66.2%
LAE ratio	4.0%	4.2%		4.1%	3.7%
Expense ratio	24.4%	24.9%		24.1%	24.5%

GAAP basis combined ratio	90.8%	93.2%		92.1%	94.4%

Underwriting margin	9.2%	6.8%		7.9%	5.6%

Net investment income	$21,987	$23,299	(6%)	$7,423	$7,176	3%

Other income	$221	$130	70%	$128	$117	9%

Reinsurance assumed	$(246)	$(18)	1227%	$(218)	$(11)	1882%

Pre-tax operating income	$53,519	$45,025	19%	$16,436	$13,330	23%

Operating income, net of tax	$40,071	$34,277	17%	$12,537	$10,212	23%

Realized investment gains, net of tax	$705	$1,048	(33%)	$390	$518	(25%)

Net income	$40,776	$35,325	15%	$12,927	$10,730	20%

Earned premiums increased 7% in the first three quarters of 2003 due to greater homeowner production and the positive impact of homeowner rate increases. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio decreased to 62.4% for the first three quarters of 2003 as the Company continued to experience favorable core loss ratios. The Company incurred $7.9 million and $7.0 million in storm losses in the first three quarters of 2003 and 2002, respectively. Loss adjustment expenses in the first nine months of 2003 were 4.0% of earned premiums compared to 4.2% in the same period of 2002. This decline in loss adjustment expenses was primarily due to changes in reserve levels. Another factor in the improved underwriting margin was a decrease in the expense ratio from 2002 levels despite additional expenses related to the Company’s implementation of new financial reporting systems. The Company has implemented changes to its processes in an effort to minimize staffing additions and capitalize on technological capabilities.

Net investment income decreased 6% in the first nine months of 2003 in the property casualty subsidiaries due primarily to declines in partnership income. Invested assets increased 7.0% since September 30, 2002.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investments gains and losses, and net income for the nine-month and three-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	%Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$14,106	$13,142	7%	$4,751	$4,458	7%
Universal life policy charges - COLI	2,672	2,578	4%	587	581	1%
Interest sensitive life policy charges	7,839	7,944	(1%)	2,724	2,585	5%
Traditional life insurance premiums	24,995	22,493	11%	8,388	7,582	11%
Group life insurance premiums	542	712	(24%)	0	0	0%

Total	$50,154	$46,869	7%	$16,450	$15,206	8%

Net investment income	$33,326	$35,213	(5%)	$10,843	$12,057	(10%)

Benefits and expenses	$59,436	$56,208	6%	$19,526	$18,214	7%

Amortization of deferred policy acquisition costs	$6,828	$6,413	6%	$2,253	$2,121	6%

Pre-tax operating income	$17,216	$19,461	(12%)	$5,514	$6,928	(20%)

Operating income, net of tax	$12,688	$13,730	(8%)	$4,119	$5,096	(19%)

Realized investment gains/(losses), net of tax	$2,026	$1,339	51%	$1,430	$1,083	32%

Net income	$14,714	$15,069	(2%)	$5,549	$6,179	(10%)

The Company’s life insurance premiums and policy charges increased 7% in the first nine months of 2003 due to new business and good persistency. First year collected premiums in the first nine months of 2003 declined 1% from the same period in 2002 despite strong sales of term products and favorable response to an accidental death benefit promotion. Total new annualized premium decreased 3.5% in the first nine months of 2003 after increasing 4.2% in all of 2002.

Life insurance operating income decreased approximately 8% in the first nine months of 2003. This decrease was primarily the result of an increase in the mortality ratio of actual to expected death claims from 89% in the first nine months of 2002 to 97% in the first three quarters of 2003. Despite the decline in earnings, positive cash flows resulted in an 8.2% increase in invested assets while investment income decreased 5% from the first nine months of 2002.

NONINSURANCE OPERATIONS

Noninsurance operations were up 1% due primarily to improved results in the finance and real estate sales subsidiaries. The finance subsidiary’s recent investment in MidCountry Financial yielded pre-tax income of approximately $844,000 during the first nine months of 2003. Overall, the finance subsidiary’s operating income increased $321,000 during the first nine months of 2003 when compared to the same period in 2002. Strengthening of reserves on accounts receivable generated by the commercial lease portfolio negatively impacted third quarter results. Increased commercial and residential closings led to a $298,000 improvement in the operating income of the real estate sales subsidiary. A reduction in commercial construction activity produced a $62,000 decline in operating income from the construction subsidiary while income from the Company’s subsidiary covering certain employee benefits decreased by approximately $531,000 to $79,000.

CORPORATE

Corporate expenses decreased 7%, or approximately $150,000, due primarily to a reduction in general corporate operating expenses and lower interest expense related to the Company’s commercial paper borrowing. Favorable trends in short-term interest rates allowed the Company’s interest expense to decline slightly from levels experienced in the first half of 2002.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
Increase in invested assets since January 1, 2003 and 2002	6.5%	9.8%
Investment yield rate (annualized)	5.8%	6.6%
(Decrease)/increase in net investment income since September 30, 2002 and 2001	(3.2%)	6.0%

As a result of the overall positive cash flows from operations, invested assets grew 6.5% since January 1, 2003 and 7.5% since September 30, 2002 (based on amortized cost, which excludes the impact of SFAS 115) while net investment income decreased 3.2%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $31.6 million in underwriting income in the first nine months of 2003 which was somewhat offset by the slight decline in profitability of the Company’s life subsidiary, which had $12.7 million in operating income in the same period. The premium from the COLI plan in the life insurance subsidiary is collected in February and provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. During the first nine months of 2003, the Company also increased its investment in equity securities by over $84 million. Despite an overall decrease in investment income, the Company had improved investment income results from its finance subsidiary of approximately $1.2 million due partially to earnings on its investment in MidCountry Financial. The overall yield rate, calculated using amortized cost, declined to 5.8%. The Company had net realized investment gains of approximately $2.7 million and $2.4 million in the first nine months of 2003 and 2002, respectively. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Fixed maturities
Taxable
Mortgage backed (CMO’s)	26.8%	27.0%
Corporate bonds	21.3	24.0

Total taxable	48.1	51.0
Tax exempts	17.2	16.8

Total fixed maturities	65.3	67.8

Equity securities	8.4	3.9
Real estate	0.2	0.2
Policy loans	3.1	3.2
Collateral loans	5.7	6.3
Commercial leases	5.7	5.6
Other long-term investments	6.8	6.9
Short-term investments	4.8	6.1

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year end, the overall mix of investments has remained relatively stable with changes due to a shift from short-term investments to equity securities and to market value fluctuations in both fixed maturities and equity securities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
RATING
AAA to A-	90.4	88.9%
BBB+ to BBB-	9.2	10.8
BB+ and Below (Below investment grade)	0.4	0.3

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At September 30, 2003, approximately 41.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. The Company routinely assesses its vulnerability to both prepayment risk and fluctuations in interest rates on these securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of upward fluctuations in interest rates is currently a greater concern than that of prepayment risk due to record low mortgage rates during the last year. At September 30, 2003, the Company’s total portfolio of fixed maturities had gross unrealized gains of $67,674,486 and gross unrealized losses of $3,074,265. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first nine months of 2003, the Company sold approximately $25.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1,507,103 and gross realized losses of $2,053,750. During the same period in 2002, the Company sold approximately $101.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $4,864,343 and gross realized losses of $6,402,985.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At September 30, 2003, the Company had unrealized gains of approximately $1,855,000 in such investments. During the first nine months of 2003, the Company did not dispose of any high yield debt securities. At September 30, 2002, the Company had unrealized gains of approximately $764,000 in such investments.

In the first nine months of 2003, the Company wrote down six equities totaling $953,349, whose declines in value were deemed to be other than temporary and were recorded as a reduction in realized investment gains.

The Company’s other investments consist primarily of assets leased under operating leases, investments in partnerships and joint ventures in addition to consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At September 30, 2003, the delinquency ratio on the loan portfolio was 1.51% or $1.5 million, down from 1.67% or $1.6 million at December 31, 2002. The delinquency ratio on the lease portfolio at September 30, 2003 was

2.89% or $3.0 million, down from 5.62% or $6.1 million at December 31, 2002. Credit losses of approximately $321,600 were incurred in the first nine months of 2003 including an increase of approximately $51,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first three quarters of 2003 were approximately $1,098,600. At September 30, 2003, the Company maintained an allowance for loan losses of $1,147,136 or approximately 1.1% of the outstanding loan balance. In addition, at September 30, 2003, the Company maintained an allowance for lease losses of $2,817,148 or approximately 2.7% of the outstanding lease balance.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with one wholly-owned subsidiary, Heights Finance Corp. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Alfa Financial’s investment gave it a 42 percent ownership in the newly formed entity. As a result of this significant ownership percentage, Alfa Financial accounts for earnings from MidCountry Financial using the equity method of accounting. Pre-tax operating income of approximately $844,000 positively impacted the first nine months of 2003.

INCOME TAXES

The effective tax rate in the first nine months of 2003 was 27.0% compared to 27.8% for the full year 2002 and 26.8% for the first nine months of 2002. The decrease in the effective tax rate in the first nine months of 2003 from the overall effective rate in 2002 is due primarily to increased credits from investments in affordable housing partnerships. Based on information available at September 30, 2003, the Company currently anticipates the effective tax rate for all of 2003 to be approximately 27.5%.

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

Net cash provided by operating activities for the first nine months of 2003 and 2002 approximated $80.9 million and $89.5 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

The Company’s contractual obligations at September 30, 2003 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating Lease Obligations	$408,509	$175,961	$232,548	$—	$—
Capital Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Long-Term Debt Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Liabilities	—	—	—	—	—
Reflected on the Registrant’s
Balance Sheet under GAAP

Total Contractual Obligations	$70,408,509	$175,961	$232,548	$—	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2003, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2003 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, funding of a policy administration system project of the life subsidiary and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Lines of Credit	$28,090,000	$—	$8,090,000	$20,000,000	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	4,701,086	575,000	4,126,086	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	209,286,379	193,657,540	15,096,660	404,430	127,749

Total Commercial Commitments	$242,077,465	$194,232,540	$27,312,746	$20,404,430	$127,749

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

Total borrowings increased approximately $12.8 million in the first nine months of 2003 to $258.8 million. The majority of the short-term debt is commercial paper issued by the Company. At September 30, 2003, the Company had approximately $149.6 million in commercial paper at rates ranging from 1.11% to 1.12% with maturities ranging from October 2, 2003 to November 6, 2003. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company. In addition, the Company had $39.2 million in short-term debt outstanding to affiliates at September 30, 2003.

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

The Company’s Board of Directors has approved stock repurchase programs authorizing the repurchase of up to 12,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. During the first nine months of 2003, the Company repurchased 201,789 shares at a cost of $2,425,226. At September 30, 2003, the total repurchased was 7,050,386 shares at a cost of $49,010,283. The Company has reissued 1,959,064 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares as a means of meeting provisions of stockholder participation in the Company’s dividend reinvestment plan. At September 30, 2003, the total sold was 1,595,609 shares at a cost of $9,576,005.

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

Cash surrenders paid to policyholders on a statutory basis totaled $12.5 million in the first nine months of 2003 and $11.0 million for the same period in 2002. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 2003, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $538.3 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At September 30, 2003, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at September 30, 2003. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 73% of the Company’s assets and 59% of the Company’s liabilities are reported and therefore have a direct effect on net earnings and stockholders’ equity.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect of net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in value created by market conditions or industry related events are considered to be temporary if it is determined that the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of approximately $953,000 were recorded in the first nine months of 2003 on equity securities.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the nine-month and three-month periods ended September 30, 2003 have been enhanced to comply with the requirements set forth by this statement.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation and disclosure issues associated with variable interest entities. The effective date for the interpretation has been delayed to December 31, 2003 on those variable interest entities in existence prior to February 1, 2003. The Company has evaluated the provisions of this interpretation and its requirements had no significant impact on the Company’s financial position or income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

Certain legal proceedings are in process at September 30, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $322,000 in the first nine months of 2003 and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 25 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at September 30, 2003. Of the 25 proceedings, nine were filed in 2003, eight were filed in 2002, one was filed in 2001, one was filed in 2000, four were filed in 1999, one was filed in 1997, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life appealed the award to the Alabama Supreme Court. In September 2003, the Alabama Supreme Court reversed the jury verdict and held that the trial court should have rendered a judgment for Life. The plaintiff has filed an application for rehearing which is currently pending before the Supreme Court.

One of the 25 pending legal proceedings against Life was certified as a class action and subsequently has been preliminarily settled by the parties. Class action notices were mailed in September 2003 and a fairness hearing has been scheduled for later in the year.

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

Management believes adequate reserves have been established in these known cases. However, it should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

11 -	Statement of Computation of Per Share Earnings

15 -	Letter Regarding Unaudited Interim Financial Information

31.1 -	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of Alfa Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification of Alfa Corporation’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date of Report	Date Filed	Description
July 17, 2003	July 17, 2003	Regulation FD disclosure of Alfa Corporation’s press release regarding its results of operations for the six-month and three-month periods ending June 30, 2003.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 11/7/03	By:	/S/ Jerry A. Newby

Jerry A. Newby President (Chief Executive Officer)

Date 11/7/03	By:	/S/ Stephen G. Rutledge

Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)