Form 10-K
period 2003-12-31
ALFA CORP
filed 2004-03-12
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003	Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip-Code)

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2003, was $453,914,404.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding December 31, 2003
Common Stock, $1.00 par value	80,217,316 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s annual report to security holders for the fiscal year ended December 31, 2003, and proxy statement for the annual meeting of stockholders to be held April 22, 2004, are incorporated by reference into Part II and Part III.

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.0% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). The Company’s common stock is traded on the NASDAQ Stock Market’s National Market under the symbol ALFA.

Alfa Corporation’s insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 79.0% of the Company’s property and casualty premium income and 69.0% of its total premium income for 2003 was derived from the Company’s participation with the Mutual Group in a Pooling Agreement. Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. On January 1, 2002, Alfa Mutual Fire Insurance Company and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group including Specialty. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation’s participation in any single catastrophic event or series of disasters to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Estimated Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%
January 1, 2003	12.1	301.5	18%
January 1, 2004	14.2	352.0	18%

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

The participation of the Company in the Pooling Agreement may be changed or terminated without the consent or approval of the shareholders, and the Pooling Agreement may be terminated only by mutual agreement of the parties in writing. Any such termination, or a change in the Company’s allocated share of the Pooled Business, inclusion of riskier business or certain types of reinsurance assumed in the pool, or other changes to the Pooling Agreement, could have a material adverse impact on the Company’s earnings. Participants’ respective abilities to share in the Pooled Business are subject to regulatory capital requirements.

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

Segment profit or loss for the property and casualty operating segment is measured by underwriting profits and losses as well as by total net profit. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by total net profit. Segment expenses are borne by the segment which directly incurred such expense or are allocated based on the Management and Operating Agreement discussed in Note 3 of the Company’s annual report to security holders for the year ended December 31, 2003 as included in Exhibit 13. Presented below is summarized financial information for the Company’s four business segments as of and for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share data)
Premiums and other revenues
Property and casualty insurance	$485,580	$460,385	$427,425
Life insurance	119,491	113,919	109,356
Noninsurance operations	14,674	14,845	12,420
Corporate	(1,019)	(1,103)	(2,401)

Premiums and revenues before eliminations	$618,726	$588,046	$546,800
Eliminations	(679)	(498)	(504)

Total premiums and other revenues	$618,047	$587,548	$546,296

Net income
Insurance operations
Property and casualty insurance	$53,116	$48,414	$45,989
Life insurance	19,058	18,384	19,792

Total insurance operations	$72,174	$66,798	$65,781
Noninsurance operations	4,027	4,635	3,552
Net realized investment gains	4,071	3,354	4,191
Corporate expenses	(1,803)	(3,079)	(3,562)
Cumulative effect of changes in accounting principles	0	0	(456)

Net income	$78,469	$71,708	$69,506

Net income per share
Basic	$0.98	$0.91	$0.89

Diluted	$0.98	$0.90	$0.88

Weighted average shares outstanding
Basic	79,808,669	78,804,265	78,316,112

Diluted	80,390,001	79,546,788	78,963,282

Property and Casualty Business:

The Alfa Insurance Group’s primary business is personal lines property and casualty insurance, which accounts for over 78% of total premiums and approximately 71% of total revenues. Automobile and homeowners insurance account for approximately 85% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys approximately a 20% share of the personal automobile and homeowners markets, second only to State Farm. The Company is a direct writer and distributes its products utilizing the employee/agent sales force of Mutual. The following table shows the Company’s premium distribution by product in property and casualty insurance for 2003:

Automobile	63.5%
Homeowner	22.1%
Farmowner	5.0%
Commercial	4.6%
Manufactured Home	3.0%
Other	1.8%

100.0%

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income (loss), GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Earned premiums
Personal lines	$441,668	$411,014	$379,933
Commercial lines	15,325	14,332	14,062
Pools, associations and fees	4,732	4,596	4,363
Reinsurance ceded	(2,668)	(1,842)	(1,496)

Total	$459,057	$428,100	$396,862

Net underwriting income	$41,122	$33,407	$31,368

Loss ratio	61.7%	62.9%	61.7%
LAE ratio	3.9%	4.3%	3.6%
Expense ratio	25.4%	25.0%	26.8%

GAAP basis combined ratio	91.0%	92.2%	92.1%

Underwriting margin	9.0%	7.8%	7.9%

Net investment income	$28,503	$30,434	$31,278

Operating income before tax	$69,626	$64,232	$62,362

Operating income, net of tax	$53,116	$48,414	$45,989

The Company’s strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby marketing and underwriting to achieve a preferred, profitable book of business. The Company’s objective is to operate with an underwriting profit. Historically, this objective has been met except for five separate years, each of which was primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation’s share of the Alfa Group’s storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. Alfa Group pooled catastrophe losses for 2003, 2002 and 2001 totaled approximately $69 million, $42 million and $39 million, respectively. The Company’s share of such losses totaled $7.9 million, $7.5 million and $7.4 million in 2003, 2002 and 2001, respectively.

There are inherent uncertainties in reserving for unpaid losses. Management’s philosophy has been to establish reserves at a high level of confidence. Consequently, actual results have not generally reached the level of reserves established. As a result of the NAIC codification, management performed a more detailed analysis of loss reserve levels. As a result, the Company increased the risk of non-exceedance of loss development with respect to held reserve amounts for statutory reporting, which flowed through to the financial statements prepared using accounting principles generally accepted in the United States of America. These reserve adjustments were spread across accident years according to current actuarial estimates. There were no significant changes in the Company’s reserving assumptions or methodologies or in the Company’s historical payment patterns. The Company experienced no materially significant large losses or gains in its loss payments during 2001, 2002 or 2003 which led to changes in estimates.

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

Life offers several different types of whole life and term insurance products. As of December 31, 2003, Life had in excess of $18.2 billion of life insurance in force. As of December 31, for each year indicated, the Company had insurance in force as follows:

	2003	2002	2001
	(in thousands)
Ordinary life	$18,206,689	$16,681,050	$15,116,190
Credit life	$10,554	$9,591	$9,161
Group life	$45,505	$45,777	$41,957

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 2003, 2002, and 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Premiums and Policy Charges
Universal life policy charges	$18,823	$17,680	$16,279
Universal life policy charges- COLI	3,245	3,168	2,677
Interest sensitive life policy charges	10,475	10,697	10,105
Traditional life insurance premiums	33,087	30,748	26,682
Group life insurance premium	542	712	264

Total	$66,172	$63,005	$56,007

Net investment income	$44,735	$47,290	$46,623

Benefits and expenses	$76,368	$75,524	$66,929

Operating income before tax	$25,751	$26,210	$27,653

Operating income, net of tax	$19,058	$18,384	$19,792

A discussion of the Company’s operating results shown above is included on pages 5 and 6 of Exhibit 13 representing pages 15 and 16 of the Company’s annual report to security holders for the year ended December 31, 2003.

While the amount retained on an individual life will vary depending upon age and mortality prospects of the risk, Life generally will not retain more than $500,000 of individual life insurance on a single risk with the exception of company-owned life insurance (COLI) and group policies where the retention is limited to $100,000 per individual. These retention limits are set for the purpose of limiting the liability of Life with respect to any one risk and providing greater diversification of its exposure. When Life reinsures a portion of its risk it must cede the premium income to the reinsurer who reinsures the risk, thereby decreasing the income of Life.

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

The Company’s investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $653.8 million to over $1.8 billion at the end of 2003, a compound annual growth rate of 10.7%. During that same period investment income has almost doubled, growing from $44.9 million to over $83.5 million. At year end, the value of unrealized gains in Alfa’s portfolio was $41.4 million, net of tax. The portfolio was invested 64.7% in fixed income securities, 7.8% in equities, 5.9% in short-term marketable securities and 21.5% in other investments which include consumer loans, commercial leases, partnerships and 0.1% in real estate and mortgage loans.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2003 and 2002:

	December 31,
	2003	2002
AAA to A-	90.9%	88.9%
BBB+ to BBB-	8.4%	10.8%
BB+ and below (below investment grade)	.7%	.3%

	100.0%	100.0%

For more information about the Company’s investments, see the investment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 19 of the Company’s annual report to security holders for the fiscal year ended December 31, 2003, which is incorporated herein by reference in Item 7.

Reserves:

The Company’s property and casualty insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company’s life insurance subsidiary is required to maintain reserves for future policy benefits. To the extent that reserves prove to be inadequate or excessive in the future, the Company would have to modify such reserves and incur a charge or credit to earnings in the period such reserves are modified which could have a material effect on the Company’s results of operations and financial condition. Establishing appropriate reserves is an inherently uncertain process and there can be no assurance that ultimate losses will not materially differ from the Company’s established loss reserves. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors.

Property and Casualty Reserves. With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis and, as new data becomes available, appropriate adjustments are made to reserves.

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

Life Reserves: The life insurance policy reserves reflected in the Company’s financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life’s reserves are reported in the financial statements (See Note 6 -Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements on page 40 of the Company’s annual report to security holders for the year ended December 31, 2003, incorporated herein by reference).

Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with accounting principles generally accepted in the United States of America, is summarized as follows:

	2003		2002		2001
	Property and Casualty	Life	Property and Casualty	Life	Property and Casualty	Life
Balance at January 1,	$148,457,105	$4,372,433	$140,438,285	$4,561,276	$145,077,064	$4,694,823
Less Reinsurance recoverables on unpaid losses	(2,648,790)	(690,672)	(2,199,925)	(954,204)	(1,681,098)	(1,251,651)

Net balance at January 1,	145,808,225	3,681,761	138,238,360	3,607,072	143,395,966	3,443,172

Incurred related to:
Current year	316,474,214	24,427,420	299,419,001	18,915,015	281,868,794	18,912,632
Prior years	(14,983,674)	115,329	(11,717,188)	345,553	(22,713,788)	95,565

Total incurred	301,490,540	24,542,749	287,701,813	19,260,568	259,155,006	19,008,197

Paid related to:
Current year	228,506,220	22,327,532	214,448,000	17,239,062	203,950,000	17,296,994
Prior years	70,094,142	1,873,367	65,683,948	1,946,817	60,362,612	1,547,303

Total paid	298,600,362	24,200,899	280,131,948	19,185,879	264,312,612	18,844,297

Net balance at December 31,	148,698,403	4,023,611	145,808,225	3,681,761	138,238,360	3,607,072
Plus reinsurance recoverables on unpaid losses	5,133,250	543,978	2,648,790	690,672	2,199,925	954,204

Balance at December 31,	$153,831,653	$4,567,589	$148,457,015	$4,372,433	$140,438,285	$4,561,276

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

Other Business:

The Company operates six other subsidiaries which are not considered to be significant by SEC Regulations for purposes of separate disclosure. These subsidiaries are Alfa Financial Corporation (Financial), a lending and leasing institution, Alfa Builders, Inc., a construction company, Alfa Realty, Inc., a real estate sales agency, Alfa Agency Georgia, Inc., Alfa Agency Mississippi, Inc. and Alfa Benefits Corporation, a provider of benefit services for the Alfa Group.

Financial is an institution engaged principally in making consumer loans and originating commercial leases. Loans are available through substantially all agency offices of the Company. These loans and leases are collateralized by automobiles and other property. The Company considers an account to be delinquent if it is thirty or more days late in its scheduled payments. At December 31, 2003, the delinquency ratio of the loan portfolio was 1.52%, or $1.5 million. Loans charged off in 2003 totaled $385,846 or 0.4% of the average outstanding loan portfolio. At December 31, 2003, the Company maintained an allowance for loan losses of $1,183,587 or approximately 1.2% of the outstanding loan balance. At December 31, 2003, the delinquency ratio of the lease portfolio was 2.29%, or $3.1 million. Leases charged off in 2003 were $2,265,023 or 2.1% of the average outstanding lease portfolio. At December 31, 2003, the Company maintained an allowance for lease losses of $3,487,123 or approximately 2.9% of the outstanding lease balance.

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

At December 31, 2003, Mutual owned 34,296,747 shares, or 42.76%, Alfa Mutual Fire Insurance Company owned 9,187,970 shares, or 11.45%, and Alfa Mutual General Insurance Company owned 631,165 shares, or 0.79%, of the Company’s outstanding common stock.

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

Restrictions on Dividends to Stockholders: The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the statutory net income for the preceding year, or for life companies - the statutory net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company’s subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2004 without prior approval of regulatory authorities is approximately $61.1 million based on December 31, 2003 financial condition and results of operations.

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

Personnel:

The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments and Management. At December 31, 2003, the Company was represented by 494 agents in Alabama who are employees of Mutual. The Company’s property and casualty subsidiaries had 121 independent exclusive agents in Georgia and Mississippi at December 31, 2003. The Company believes its employee relations are good.

Item 2. Properties.

(a) Physical Properties of the Company and Its Subsidiaries. The Company leases it home office facilities in Montgomery, Alabama, from Mutual.

The Company and its subsidiaries own several investment properties, none of which are material.

Item 3. Legal Proceedings.

Certain legal proceedings are in process at December 31, 2003. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $1.1 million in 2003, $5.3 million in 2002, and $930,000 in 2001. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensation damages, mental anguish damages, and punitive damages.

Approximately 22 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at December 31, 2003. Of the 22 proceedings, nine were filed in 2003, eight were filed in 2002, one was in 2001, three were filed in 1999, and one was filed in 1996. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court. In a case tried in December 2001, in Bullock County, Alabama, the jury returned a verdict for the plaintiffs against Life for $300,000 in compensatory damages and $3,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $900,000. Life appealed the award to the Alabama Supreme Court. In September 2003, the Alabama Supreme Court reversed the jury verdict and held that the trial court should have rendered a verdict for Life. The Supreme Court has overrruled the plantiff’s application for rehearing, concluding the case in favor of Life.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, four purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these five purported class action cases.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Company:

Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered item in Part I of this report in lieu of being included in the proxy statement for the annual meeting of stockholders to be held April 22, 2004.

The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person’s principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name	Age	Position	Since
Jerry A. Newby	56	Chairman of the Board and President President of its Subsidiaries and associated companies; President Alabama Farmers Federation, and farmer.	1998

C. Lee Ellis	52	Executive Vice President, Operations and Treasurer of Alfa Corporation and its subsidiaries since 1999 Prior to 1999, Executive Vice President, Investments.	1999

Charles W. Hawkins	66	Executive Vice President, Marketing Prior to 2000, Senior Vice President, Marketing North Alabama	2000

Stephen G. Rutledge	45	Senior Vice President, CFO and Chief Investment Officer Prior to 2000, Senior Vice President, Investments Prior to 1999, Vice President, Investments	2000

Al Scott	48	Senior Vice President, Secretary and General Counsel	1997

James R. Azar	67	Senior Vice President, Planning	1979

Thomas E. Bryant	57	Senior Vice President, Human Resources Prior to 2001, Vice President, Human Resources, American General Life & Accident Insurance Company	2001

Wyman Cabaniss	52	Senior Vice President, Underwriting	1998

Bill Harper, Jr.	59	Senior Vice President, Life Operations of Alfa Life Insurance Corporation, Vice President of Alfa Financial Corporation since 1978.	1986

John Jung	57	Senior Vice President, Chief Information Officer since October 1999. Prior to October 1999, Senior Vice President and Chief Information Officer of California Casualty; prior to that time, Vice President of Chubb Group.	1999

Terry McCollum	67	Senior Vice President, Claims	1979

Ralph Forsythe	49	Vice President, Finance and Assistant CFO, Chief Accounting Officer Prior to 2001, Chief Financial Officer, Haights Cross Communications, DBA The Coriolis Group Prior to 2000, Vice President, Accounting, The United Methodist Publishing House	2001

Part II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters.

The “Stockholder Information” section on page 43 of Exhibit 13 representing the Inside Back Cover of the Company’s annual report to security holders for the fiscal year ended December 31, 2003, is incorporated herein by reference.

Item 6. Selected Financial Data.

The “Selected Financial Data” section on pages 1 and 2 of Exhibit 13 representing pages 6 and 7 of the Company’s annual report to security holders for the year ended December 31, 2003, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis” section on pages 3 through 15 of Exhibit 13 representing pages 13 through 25 of the Company’s annual report to security holders for the fiscal year ended December 31, 2003, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The “Quantitative and Qualitative Disclosures about Market Risk” section on pages 9 and 10 of Exhibit 13 representing pages 19 and 20 of the Company’s annual report to security holders for the fiscal year ended December 31, 2003, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements on pages 16 through 42 of Exhibit 13 representing pages 26 through 52 of the Company’s annual report to security holders for the fiscal year ended December 31, 2003, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Within the 90 days prior to December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

II-1

Part III

Item 10. Directors and Executive Officers of the Registrant.

For information with respect to the Executive Officers of the Company see Executive Officers of the Company at the end of Part I of this Report. For information with respect to the Directors of the Company, see Election of Directors on Page 2 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 2004 which is incorporated herein by reference.

The information set forth under the caption “Code of Ethics” on Page 12 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 2004 is incorporated herein by reference.

The Board of Directors has determined that B. Phil Richardson qualifies as a financial expert on the Audit Committee within the meaning of Securities and Exchange Commission rules.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” on Pages 5 through 11 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 2004, except for the Report of the Committee on Executive Compensation and Performance Graph, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing on Pages 2 through 4 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 2004, relating to the security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption “Executive Compensation” on Pages 5 through 11 of the Proxy Statement for the annual meeting of stockholders to be held April 24, 2004, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Fees” on Pages 10 and 11 of the Proxy Statement for the annual meeting of stockholders to be held April 22, 2004 is incorporated herein by reference.

III-1

Part IV

Item 15. Exhibits, Financial Statement Schedules, Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1. Financial Statements. (incorporated by reference from pages 16 through 42 of Exhibit 13 representing pages 26 through 52 of the Company’s annual report to security holders for the year ended December 31, 2003)

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data.

2. Financial Statement Schedules.

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3.	Exhibits.

Exhibit (3) -	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s 10-K for the year ended December 31, 1987.

Exhibit (10(a))	Amendment No. 2 to Management and Operating Agreement effective January 1, 1992 is incorporated by reference from the Company’s 10-K for the year ended December 31, 1992.

(10(b))	Insurance Pooling Agreement is incorporated by reference from the Company’s 10-K for the year ended December 31, 1987.

Exhibit (11)	Statement of Computation of Per Share Earnings

Exhibit (13)	The Company’s Annual Report to Security Holders for the fiscal year ended December 31, 2003. Such report, except for the portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.

Exhibit (19)	Employee Stock Purchase Plan and 1993 Stock Incentive Plan are incorporated by reference from the Company’s 10-K for the year ended December 31, 1993.

Exhibit (23)	Consent of Independent Accountants

Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (32.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company furnished the following Current Report on Form 8-K during the Fourth Quarter of 2003:

1.	Current Report on Form 8-K, dated October 16, 2003, to furnish the text of a press release issued on October 16, 2003 regarding third quarter results of operations.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Alfa Corporation:

Under date of February 6, 2004, we reported on the consolidated balance sheets of Alfa Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 6, 2004

ALFA CORPORATION AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2003

Type Of Investment	Cost Or Amortized Cost	Fair Value	Amount At Which Shown In Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies	$69,345,782	$73,202,071	$73,202,071
States, municipalities and political subdivisions	364,058,152	388,747,127	388,747,127
Public utilities	25,615,920	26,255,481	26,255,481
All other corporate bonds	192,525,715	217,670,653	217,670,653
Mortgage-backed securities	457,286,592	460,110,602	460,096,011
Redeemable preferred stocks	180,000	606,000	606,000

Total fixed maturities	1,109,012,161	1,166,591,934	1,166,577,343

Equity securities:
Common stocks:
Public utilities	3,221,073	4,393,255	4,393,255
Banks, trusts and insurance companies	3,584,420	5,317,388	5,317,388
Industrial, miscellaneous and all other	104,385,355	124,891,083	124,891,083
Nonredeemable preferred stocks	4,872,983	5,951,603	5,951,603

Total equity securities	116,063,831	140,553,329	140,553,329

Real estate	2,495,534	2,495,534	2,495,534

Policy loans	55,282,441	55,282,441	55,282,441

Collateral loans	101,876,180	102,018,114	101,876,180

Commercial leases	118,121,257	120,520,796	118,121,257

Other long-term investments	121,509,644	111,450,952	111,450,952

Short-term investments	105,782,453	105,782,453	105,782,453

Total investments	$1,730,143,501	$1,804,695,553	$1,802,139,489

See accompanying independent auditors’ report

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash	$51,705	$135,379
Short-term investments	4,553	2,178,142

Investment in subsidiaries*	701,871,804	638,968,414
Note receivable from subsidiaries*	181,749,094	139,405,063

Accounts receivable and other assets	369,932	372,847

Total assets	$884,047,088	$781,059,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Commercial paper	$164,443,769	$133,422,925
Notes payable	74,600,000	74,600,000
Other liabilities	6,489,881	6,938,216

Total liabilities	245,533,650	214,961,141

Stockholders’ Equity:
Common stock, $1 par value, shares authorized - 110,000,000; issued -83,783,024 outstanding - 2003 - 80,233,316; 2002 - 79,294,345	83,783,024	83,783,024
Capital in excess of par value	8,864,064	5,531,384

Accumulated other comprehensive income	41,351,404	32,832,254
Retained earnings	537,746,631	484,454,615

Treasury stock, at cost (shares, 2003 - 3,549,708; 2002 - 4,488,679)	(33,231,685)	(40,502,573)

Total stockholders’ equity	638,513,438	566,098,704

Total liabilities and stockholders’ equity	$884,047,088	$781,059,845

*	Eliminates in consolidation

(continued)

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Dividends from subsidiaries*	$26,777,219	$25,568,656	$25,322,801
Interest from subsidiaries*	4,479,580	3,583,310	3,648,727

Other interest	16,049	74,169	19,897

Total revenues	31,272,848	29,226,135	28,991,425
Expenses:
Interest expense	5,242,549	4,538,786	5,787,786
Other expenses	1,056,432	2,198,183	1,195,633

Income before equity in undistributed income of subsidiaries	24,973,957	22,489,166	22,008,006

Equity in undistributed income of subsidiaries	53,494,991	49,218,840	47,497,563

Net income	$78,468,948	$71,708,006	$69,505,569

*	Eliminates in consolidation

(continued)

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$78,468,948	$71,708,006	$69,505,569

Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(53,494,991)	(49,218,840)	(47,497,563)
Change in other assets and accounts receivable	2,915	(129,325)	135,334
Change in other liabilities	607,350	26,343	(181,376)

Net cash provided by operating activities	25,584,222	22,386,184	21,961,964

Cash flows from investing activities:
Change in note receivable for subsidiaries	(42,344,031)	(26,633,524)	(47,020,000)
Change in short-term investments	2,173,589	(2,170,583)	478,056
Change in investment in subsidiaries	—	(16,500,000)	(50,000)
Other	(889,249)	53,998	(193,293)

Net cash used in investing activities	(41,059,691)	(45,250,109)	(46,785,237)

Cash flows from financing activities:
Change in commercial paper	31,020,844	(31,992,980)	47,773,344
Change in notes payable	—	70,000,000	—
Purchase of treasury stock	(3,684,667)	(4,932,330)	(3,575,198)
Proceeds from exercise of stock options, net of tax	2,436,738	3,542,656	2,541,106
Proceeds from dividend reinvestment plan	10,795,812	9,634,500	—
Dividends to stockholders	(25,176,932)	(23,475,621)	(22,178,690)

Net cash provided by financing activities	15,391,795	22,776,225	24,560,562

Net change in cash	(83,674)	(87,700)	(262,711)
Cash, beginning of year	135,379	223,079	485,790

Cash, end of year	$51,705	$135,379	$223,079

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,176,877	$4,692,686	$6,006,433

Income taxes	$26,712,900	$27,058,434	$21,639,000

See accompanying independent auditors’ report

ALFA CORPORATION

SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

For the years ended December 31, 2003, 2002 and 2001

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premium	Other Policy Claims And Benefits Payable	Premiums And Policy Charges	Net Investment Income	Benefits Claims, Losses And Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2003
Life Insurance	$147,710,163	$673,753,655	$0	$0	$66,172,052	$44,734,610	$63,054,252	$8,788,424	$9,551,547	$0
Property & casualty insurance	28,542,374	153,831,653	170,292,775	0	459,056,982	28,503,408	301,479,093	77,687,018	39,045,070	469,706,450
Noninsurance and corporate	0	0	0	0	0	10,270,793	0	0	8,082,684	0

Total	$176,252,537	$827,585,308	$170,292,775	$0	$525,229,034	$83,508,811	$364,533,345	$86,475,442	$56,679,301	$469,706,450

2002
Life Insurance	$134,313,086	$614,812,737	$0	$0	$63,005,394	$47,290,298	$58,795,881	$8,562,567	$13,064,933	$0
Property & casualty insurance	25,402,922	148,457,015	153,345,832	0	428,099,586	30,434,046	287,659,624	71,211,930	35,830,250	435,884,526
Noninsurance and corporate	0	0	0	0	0	10,781,688	0	0	9,415,145	0

Total	$159,716,008	$763,269,752	$153,345,832	$0	$491,104,980	$88,506,032	$346,455,505	$79,774,497	$58,310,328	$435,884,526

2001
Life Insurance	$128,766,740	$552,279,508	$0	$0	$56,006,813	$46,623,273	$53,838,049	$8,048,303	$9,676,175	$0
Property & casualty insurance	21,053,562	140,438,285	138,384,495	0	396,862,542	31,278,296	259,105,826	66,392,582	39,841,905	403,839,559
Noninsurance and corporate	0	0	0	0	0	6,812,514	0	0	7,884,280	0

Total	$149,820,302	$692,717,793	$138,384,495	$0	$452,869,355	$84,714,083	$312,943,875	$74,440,885	$57,402,360	$403,839,559

See accompanying independent auditors’ report

ALFA CORPORATION AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

For years ended December 31, 2003, 2002 and 2001

	Gross Amount	Ceded to Other Companies		Amount Assumed from Other Companies		Net Amount	Percentage of Assumed From to Net
2003
Life insurance in force	$20,684,285,592	$2,421,536,699		$0		$18,262,748,893	0%

Premiums and policy charges:
Life insurance	$71,475,302	$5,372,826		$0		$66,102,476	0%
Accident and health insurance	69,576	0		0		69,576	0%
Property and liability insurance	87,194,835	87,371,206	*	459,233,353	*	459,056,982	100%

	$158,739,713	$92,744,032		$459,233,353		$525,229,034	87%

2002
Life insurance in force	$18,981,372,317	$2,244,954,104		$0		$16,736,418,213	0%

Premiums and policy charges:
Life insurance	$67,706,042	$4,770,167		$0		$62,935,875	0%
Accident and health insurance	69,519	0		0		69,519	0%
Property and liability insurance	79,816,337	79,959,757	*	428,243,006	*	428,099,586	100%

	$147,591,898	$84,729,924		$428,243,006		$491,104,980	87%

2001
Life insurance in force	$17,145,129,689	$1,977,821,759		$0		$15,167,307,930	0%

Premiums and policy charges:
Life insurance	$61,672,416	$5,739,483		$0		$55,932,933	0%
Accident and health insurance	73,880	0		0		73,880	0%
Property and liability insurance	71,705,153	71,835,760	*	396,993,149	*	396,862,542	100%

	$133,451,449	$77,575,243		$396,993,149		$452,869,355	88%

*	These amounts are subject to the pooling agreement.

See accompanying independent auditors’ report

ALFA CORPORATION AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2003 Allowance for Loan losses	$1,074,460	$473,444	$0	$364,317	$1,183,587

2002 Allowance for Loan losses	$892,076	$576,634	$0	$394,250	$1,074,460

2001 Allowance for Loan losses	$678,730	$641,772	$0	$428,426	$892,076

2003 Allowance for Lease losses	$2,125,035	$1,847,930	$0	$485,842	$3,487,123

2002 Allowance for Lease losses	$1,310,041	$1,518,188	$0	$703,194	$2,125,035

2001 Allowance for Lease losses	$554,498	$1,196,981	$0	$441,438	$1,310,041

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

/S/ JERRY A. NEWBY (Jerry A. Newby)	Chairman of the Board Director and Principal Executive Officer	3/12/04 (Date)

/S/ C. LEE ELLIS (C. Lee Ellis)	Executive Vice President, Operations Treasurer, Director (Principal Operations Officer)	3/12/04 (Date)

/S/ STEPHEN G. RUTLEDGE (Stephen G. Rutledge)	Senior Vice President, CFO and Chief Investment Officer, (Principal Financial Officer)	3/12/04 (Date)

/S/ HAL F. LEE (Hal F. Lee)	Director	3/12/04 (Date)

/S/ JAKE HARPER, III (Jake Harper, III)	Director	3/12/04 (Date)

/S/ STEVE DUNN (Steve Dunn)	Director	3/12/04 (Date)

/S/ DEAN WYSNER (Dean Wysner)	Director	3/12/04 (Date)

/S/ RUSSELL R. WIGGINS (Russell R. Wiggins)	Director	3/12/04 (Date)

/S/ JAMES I. HARRISON, JR. (James I. Harrison, Jr.)	Director	3/12/04 (Date)

/S/ JOHN R. THOMAS (John R. Thomas)	Director	3/12/04 (Date)

/S/B. PHIL RICHARDSON (B. Phil Richardson)	Director	3/12/04 (Date)

/S/ BOYD E. CHRISTENBERRY (Boyd E. Christenberry)	Director	3/12/04 (Date)