Form 10-Q
period 2004-03-31
ALFA CORP
filed 2004-04-29
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 31, 2004
Common Stock, $1.00 par value	80,110,151 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $156,602 in 2004 and $173,214 in 2003)	$143,246	$158,623
Fixed Maturities Available for Sale, at fair value (amortized cost $1,250,197,101 in 2004 and $1,108,673,538 in 2003)	1,323,656,612	1,166,418,720
Equity Securities, at fair value (cost $80,406,255 in 2004 and $116,063,831 in 2003)	101,124,943	135,082,791
Investment Real Estate (net of accumulated depreciation of $0 in 2004 and $1,677,073 in 2003)	—	2,495,534
Policy Loans	56,573,390	55,282,441
Collateral Loans	103,164,412	101,876,180
Commercial Leases	130,806,970	118,121,257
Other Long-term Investments	118,095,815	111,450,952
Short-term Investments	38,974,262	111,252,991

Total Investments	1,872,539,650	1,802,139,489
Cash	9,875,433	10,892,516
Accrued Investment Income	16,498,483	15,569,095
Accounts Receivable	16,624,306	16,689,765
Reinsurance Balances Receivable	5,667,284	5,815,682
Due from Affiliates	2,477,637	2,203,955
Deferred Policy Acquisition Costs	179,413,575	176,252,537
Other Assets	13,624,841	15,511,547

Total Assets	$2,116,721,209	$2,045,074,586

Liabilities
Policy Liabilities and Accruals - Property and Casualty Insurance	$149,701,035	$153,831,653
Policy Liabilities and Accruals - Life Insurance Interest - Sensitive Products	532,993,094	508,592,148
Policy Liabilities and Accruals - Life Insurance - Other Products	170,487,034	165,161,507
Unearned Premiums	178,833,520	170,292,775
Dividends to Policyholders	10,872,201	10,939,667
Premium Deposit and Retirement Deposit Funds	6,166,425	6,296,861
Deferred Income Taxes	55,424,680	50,383,545
Other Liabilities	55,221,717	53,460,552
Due to Affiliates	16,147,649	16,065,895
Commercial Paper	171,008,544	164,443,769
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	33,904,341	37,093,776

Total Liabilities	1,450,760,240	1,406,562,148

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value	—	—
Shares authorized: 1,000,000
Issued: None
Common Stock, $1 par value	83,783,024	83,783,024
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 2004 - 80,110,151; 2003 - 80,217,316
Capital in Excess of Par Value	10,503,898	8,864,064
Accumulated Other Comprehensive Income	50,478,330	41,351,404
Retained Earnings	556,947,723	537,746,631
Treasury Stock: at cost (2004 - 3,672,873 shares; 2003 - 3,565,708 shares)	(35,752,006)	(33,232,685)

Total Stockholders’ Equity	665,960,969	638,512,438

Total Liabilities and Stockholders’ Equity	$2,116,721,209	$2,045,074,586

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Premiums - Property and Casualty Insurance	$119,942,601	$111,476,799
Premiums - Life Insurance	10,146,938	8,994,500
Policy Charges - Life Insurance	8,990,197	8,716,040
Net Investment Income	22,022,668	21,653,987
Realized Investment Gains (Losses)	1,457,349	(1,795,860)
Other Income	558,875	595,630

Total Revenues	163,118,628	149,641,096

Benefits and Expenses
Benefits & Settlement Expenses	90,495,112	87,971,771
Dividends to Policyholders	1,042,724	1,022,514
Amortization of Deferred Policy Acquisition Costs	22,905,299	21,146,389
Other Operating Expenses	12,814,268	13,888,278

Total Expenses	127,257,403	124,028,952

Income Before Provision for Income Taxes	35,861,225	25,612,144
Provision for Income Taxes	10,384,338	6,882,516

Net Income	$25,476,887	$18,729,628

Earnings Per Share:
Net Income
- Basic	$0.32	$0.24
- Diluted	$0.32	$0.23

Average Shares Outstanding
- Basic	80,097,071	79,330,609
- Diluted	80,652,201	79,903,268

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Income	$25,476,887	$18,729,628
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	11,042,257	(1,206,321)
Unrealized (Losses) on Interest Rate Swap Contracts	(968,054)	(799,419)
Less: Reclassification Adjustment for Realized Investment Gains (Losses)	947,277	(1,167,342)

Total Other Comprehensive Income (Loss)	9,126,926	(838,398)

Total Comprehensive Income	$34,603,813	$17,891,230

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net Income	$25,476,887	$18,729,628
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(27,247,151)	(25,267,359)
Amortization of Deferred Policy Acquisition Costs	22,905,299	21,146,389
Depreciation and Amortization	742,845	852,404
Provision for Deferred Taxes	1,091,971	102,484
Interest Credited on Policyholders’ Funds	6,743,557	6,495,968
Net Realized Investment (Gains)/Losses	(1,457,350)	1,795,910
Other	(3,268,670)	(2,587,739)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(929,388)	800,583
Accounts Receivable	(226,823)	(8,324,035)
Reinsurance Balances Receivable	148,398	(2,277,070)
Due from Affiliates	(191,928)	2,354,813
Other Assets	(1,494,822)	(791,763)
Liability for Policy Reserves	1,430,829	4,365,299
Liability for Unearned Premiums	8,540,745	6,877,366
Amounts Held for Others	(197,902)	194,538
Other Liabilities	2,874,963	4,463,548

Net Cash Provided by Operating Activities	34,941,460	28,930,964

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	15,146	52,107
Maturities and Redemptions of Fixed Maturities Available for Sale	68,602,136	142,335,909
Maturities and Redemptions of Other Investments	445,332	755,746
Sales of Fixed Maturities Available for Sale	6,329,942	23,188,786
Sales of Equity Securities	72,324,921	16,984,373
Sales of Other Investments	448,497	503,824
Purchases of Fixed Maturities Available for Sale	(216,267,760)	(150,956,432)
Purchases of Equity Securities	(35,337,270)	(27,632,750)
Purchases of Other Investments	(10,523,312)	(4,705,222)
Origination of Consumer Loans Receivable	(14,113,658)	(14,106,522)
Principal Payments on Consumer Loans Receivable	12,752,998	12,612,925
Origination of Commercial Leases Receivable	(25,766,473)	(11,680,335)
Principal Payments on Commercial Leases Receivable	13,080,760	8,963,890
Net Change in Short-term Investments	70,486,847	(39,471,693)
Net Change in Receivable/Payable on Securities	216,465	2,621,202
Net Proceeds from Sales of Subsidiaries	7,495,925	—

Net Cash Used in Investing Activities	(49,809,504)	(40,534,192)

Cash Flows From Financing Activities:
Change in Commercial Paper	6,564,775	3,062,291
Change in Notes Payable to Affiliates	(839,435)	(1,322,378)
Stockholder Dividends Paid	(6,275,796)	(5,956,938)
Purchases of Treasury Stock	(4,431,731)	(1,569,380)
Proceeds from Exercise of Stock Options	1,363,031	242,156
Proceeds from Dividend Reinvestment Plan	—	3,349,683
Deposits of Policyholders’ Funds	30,571,466	32,452,845
Withdrawal of Policyholders’ Funds	(13,101,349)	(12,812,942)

Net Cash Provided by Financing Activities	13,850,961	17,445,337

Net Change in Cash	(1,017,083)	5,842,109
Cash - Beginning of Period	10,892,516	9,761,820

Cash - End of Period	$9,875,433	$15,603,929

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$1,466,007	$1,781,130
Income Taxes	$418,658	$2,778,950

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2004

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to March 31, 2004 classifications and descriptions.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

2. Stock-Based Employee Compensation

At March 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. The Company accounts for this plan using the recognition and measurement principles of the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income as reported	$25,476,887	$18,729,628
Add: Total stock-based compensation expense included in reported net income, net of tax effect	699	24,656
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(158,680)	(363,093)

Pro forma net income	$25,318,906	$18,391,191

Earnings per share, as reported - Basic	$0.32	$0.24

- Diluted	$0.32	$0.24

Pro forma earnings per share - Basic	$0.32	$0.23

- Diluted	$0.31	$0.23

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

(Note 3., continued)

The following table sets forth the premiums and losses ceded to and assumed from the pool for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Premiums ceded to pool	$23,279	$20,995
Premiums assumed from pool	$119,361	$110,836
Losses ceded to pool	$14,056	$13,958
Losses assumed from pool	$68,570	$67,225

The Company incurred no catastrophe losses in the first quarter of either year.

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

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based on a detailed evaluation of reported losses and estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Certain legal proceedings are in process at March 31, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $658,000 in the first three months of 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 15 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2004. Of the 15 proceedings, two were filed in 2004, eight were filed in 2003, one was filed in 2002, three were filed in 1999, and one was filed in 1996. One of the 15 pending cases was filed as a purported class action, but no class has been certified. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, three purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these four purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

(Note 4., continued)

Management believes adequate accruals have been established in these known cases. However, it should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, unreserved contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

The Company periodically invests in partnerships that invest in affordable housing tax credits. At March 31, 2004, the Company had committed to fund partnerships of this type in the amount of approximately $27.9 million.

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

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the three-months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	%Change
	(in thousands, except share and per share data)
Net income
Property and casualty insurance	$19,429	$15,137	28%
Life insurance	4,472	3,916	14%

Total insurance operations	23,901	19,053	25%
Noninsurance operations income	1,263	1,420	(11%)
Net realized investment gains (losses)	947	(1,167)	181%
Corporate expenses	(634)	(576)	10%

Net income	$25,477	$18,730	36%

Net income per share-
Basic	$0.32	$0.24	35%

Diluted	$0.32	$0.23	35%

Weighted average shares outstanding-
Basic	80,097,071	79,330,609

Diluted	80,652,201	79,903,268

(Note 5., continued)

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	% Change
	(in thousands)
Earned premiums
Personal lines	$115,416	$106,853	8%
Commercial lines	3,946	3,983	(1%)
Pools, associations and fees	1,214	1,182	3%
Reinsurance ceded	(633)	(541)	(17%)

Total	$119,943	$111,477	8%

Net underwriting income	$19,237	$13,330	44%

Loss ratio	57.0%	59.8%
LAE ratio	3.9%	3.8%
Expense ratio	23.1%	24.4%

GAAP basis combined ratio	84.0%	88.0%

Underwriting margin	16.0%	12.0%

Net investment income	$7,422	$6,910	7%

Other income	$125	$76	65%

Reinsurance assumed	$14	$(33)	140%

Pre-tax operating income	$26,798	$20,283	32%

Operating income, net of tax	$19,429	$15,137	28%

Realized investment (losses), net of tax	$(11)	$(367)	97%

Net income	$19,418	$14,770	31%

(Note 5., continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investment gains and losses, and net income for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$4,895	$4,623	6%
Universal life policy charges – COLI	1,504	1,510	0%
Interest sensitive life policy charges	2,592	2,583	0%
Traditional life insurance premiums	9,654	8,280	17%
Group life insurance premiums	492	715	(31%)

Total	$19,137	$17,711	8%

Net investment income	$11,464	$11,535	(1%)

Benefits and expenses	$22,191	$21,311	4%

Amortization of deferred policy acquisition costs	$2,309	$2,304	0%

Pre-tax operating income	$6,101	$5,630	8%

Operating income, net of tax	$4,472	$3,916	14%

Realized investment gains (losses), net of tax	$1,110	$(800)	239%

Net income	$5,582	$3,116	79%

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

Interest expense for the three months ended March 31, 2004 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

7. Financial Accounting Developments

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the three-month period ended March 31, 2004 have been enhanced to comply with the requirements set forth by this statement.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after March 31, 2004 and for hedging relationships designated after March 31, 2004. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts.” This SOP became effective for fiscal years beginning after December 15, 2003. The new rule changes accounting for separate accounts and sales inducements and changes the liability model by expanding the definition of “account balance” and addressing annuitization guarantees and minimum guaranteed death benefits. The Company has implemented this SOP effective January 1, 2004 and it did not have a significant impact on its financial position or income.

8. Dissolution of Alfa Investment Corporation

On April 24, 2003, the Company’s Board of Directors approved a written consent to dissolve Alfa Investment Corporation. The Company was the only stockholder of this entity which was consolidated in its financial statements. Alfa Investment Corporation had served as the parent of Alfa Builders, Inc. which continued to operate as the Company’s wholly-owned construction subsidiary until it was sold in February 2004.

9. Sales of Alfa Builders, Inc. and Alfa Realty, Inc.

During 2003, MidCountry Financial Corporation, one of the investments of the Company’s finance subsidiary, pursued the opportunity to purchase Bayside Financial Corp. In order for this purchase to take place, approval had to be secured from the Office of Thrift Supervision. Consequently, due to ownership levels, this transaction qualified the finance subsidiary and the Company as unitary thrift holding companies. As a condition of approval, the Company agreed to sell its residential and commercial construction subsidiary and its real estate sales subsidiary. These sales took place during the first quarter of 2004 as Southern Boulevard Corporation, the real estate subsidiary of Mutual purchased Alfa Builders, Inc. and Alfa Realty, Inc. for approximately $5.5 million and $2.6 million respectively. These sales prices represented the fair value of each entity according to independent valuations. No gain or loss was recorded on these transactions.

10. Subsequent Events

The Alfa Insurance Group experienced losses from a series of thunderstorms that struck Alabama in early April 2004. These thunderstorms produced hail which caused damage to both automobiles and homes. The April storms generated claims that are estimated to be greater than $10 million for the Alfa Group. The impact of these claims on the Company’s second quarter earnings, after reinsurance and taxes, is estimated to be between $0.05 and $0.07 per diluted share.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alfa Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Atlanta, Georgia

April 29, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Management’s Discussion and Analysis is intended to update the reader on matters affecting the financial condition and results of operations of Alfa Corporation and its subsidiaries for the three-month periods ended March 31, 2004 and 2003. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in this 10-Q and in the annual report to stockholders for the year ended December 31, 2003.

The Company is a financial services holding company affiliated with the Alfa Mutual Insurance Companies, which own 55.1% of the Company’s common stock. The Company’s primary business is personal lines of property and casualty insurance and life insurance. At March 31, 2004, it also had noninsurance subsidiaries that engaged in consumer financing and commercial leasing. The Company and its subsidiaries together with the Alfa Mutual Insurance Companies currently service almost 1.3 million policyholders primarily in Alabama, Georgia and Mississippi.

The Company’s revenue consists mainly of premiums earned, policy charges and net investment income. Benefit and settlement expenses consist primarily of claims paid and claims in process and pending and include an estimate of amounts incurred but not yet reported along with loss adjustment expenses. Other operating expenses consist primarily of compensation expenses and other overhead business expenses.

Operating results are reported through three primary business segments: property and casualty insurance operations, life insurance operations and noninsurance operations. Property and casualty insurance operations accounted for 78.1% of revenues and 76.2% of net income in the first three months of 2004. Life insurance operations generated 19.8% of revenues and 21.9% of net income during the same period.

Future results of operations will depend in part on the Company’s ability to predict and control benefit and settlement expenses through underwriting criteria, product design and negotiation of favorable vendor contracts. The Company must also seek timely and accurate rate changes from insurance regulators in order to meet strategic business objectives. Selection of insurable risks, proper collateralization of loans and leases and continued staff development also impact the operating results of the Company. The Company’s inability to mitigate any or all risks mentioned above or other factors may adversely affect its profitability.

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

The following table sets forth consolidated summarized income statement information for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	% Change
	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premiums	$119,943	$111,477	8%
Life insurance premiums and policy charges	19,137	17,711	8%

Total premiums and policy charges	$139,080	$129,188	8%

Net investment income	$22,023	$21,654	2%

Total revenues	$163,119	$149,641	9%

Net income
Property and casualty insurance	$19,429	$15,137	28%
Life insurance	4,472	3,916	14%

Total insurance operations	23,901	19,053	25%
Noninsurance operations	1,263	1,420	(11%)
Net realized investment gains (losses)	947	(1,167)	181%
Corporate expenses	(634)	(576)	10%

Net income	$25,477	$18,730	36%

Net income per share-
Basic	$0.32	$0.24	35%

Diluted	$0.32	$0.23	35%

Weighted average shares outstanding - Basic	80,097,071	79,330,609

- Diluted	80,652,201	79,903,268

Total premiums and policy charges increased 8% in the first three months of 2004 as a result of increased premium production in both property casualty and life business and continued good persistency. Net investment income increased 2% in the first quarter of 2004 and invested assets grew 4.0% in the three months since December 31, 2003.

Operating income increased by 28% in the property casualty subsidiaries due primarily to an improved loss ratio and reduction in the underwriting expense ratio during the first three months of 2004. The 14% increase in operating income in the life subsidiary is partially due to a lower mortality ratio of 93% compared to 105%

during the first three months of 2003. Mortality, a non-GAAP financial measure used by management, represents the percentage of actuarially expected claims paid. Therefore, in the first three months of 2004, the Company experienced more favorable financial results when compared to 2003 due to the lower mortality ratio. Noninsurance operations were down 11% due to earnings declines in the finance and construction subsidiaries. Earnings from the finance subsidiary’s investment in MidCountry Financial decreased by approximately $137,000 when compared to the first three months of 2003. Lower margins led to the $76,000 decline in the construction subsidiary’s earnings prior to its sale to Southern Boulevard Corporation in February 2004. Partially offsetting these declines was an improvement in earnings on the Company’s commercial lease portfolio of 21%.

The Company’s net income was positively impacted by realized investment gains during the first three months of 2004. Corporate expenses increased in the first three months of 2004 due primarily to increases in accounting fees.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	% Change
	(in thousands)
Earned premiums
Personal lines	$115,416	$106,853	8%
Commercial lines	3,946	3,983	(1%)
Pools, associations and fees	1,214	1,182	3%
Reinsurance ceded	(633)	(541)	(17%)

Total	$119,943	$111,477	8%

Net underwriting income	$19,237	$13,330	44%

Loss ratio	57.0%	59.8%
LAE ratio	3.9%	3.8%
Expense ratio	23.1%	24.4%

GAAP basis combined ratio	84.0%	88.0%

Underwriting margin	16.0%	12.0%

Net investment income	$7,422	$6,910	7%

Other income	$125	$76	65%

Reinsurance assumed	$14	$(33)	140%

Pre-tax operating income	$26,798	$20,283	32%

Operating income, net of tax	$19,429	$15,137	28%

Realized investment (losses), net of tax	$(11)	$(367)	97%

Net income	$19,418	$14,770	31%

Earned premiums increased 8% in the first three months of 2004 due to greater homeowner production and the positive impact of rate increases. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio decreased to 57.0% for the first three months of 2004 as the Company continued to experience favorable core loss ratios. The Company incurred no catastrophic storm losses in the first three months of either 2004 or 2003. Loss adjustment expenses in the first three months of 2004 were 3.9% of earned premiums compared to 3.8% in the same period of 2003. This slight increase in loss adjustment expenses was primarily due to increased attorney fees. Another factor in the improved underwriting margin was a decrease in the expense ratio from 2003 levels resulting from stable compensation expenses. The Company has implemented changes to its processes in an effort to minimize staffing additions and capitalize on technological capabilities.

Net investment income increased 7% in the first three months of 2004 in the property casualty subsidiaries due primarily to earnings on fixed maturities. Invested assets increased 7.0% since March 31, 2003.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investments gains and losses, and net income for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$4,895	$4,623	6%
Universal life policy charges – COLI	1,504	1,510	0%
Interest sensitive life policy charges	2,592	2,583	0%
Traditional life insurance premiums	9,654	8,280	17%
Group life insurance premiums	492	715	(31%)

Total	$19,137	$17,711	8%

Net investment income	$11,464	$11,535	(1%)

Benefits and expenses	$22,191	$21,311	4%

Amortization of deferred policy acquisition costs	$2,309	$2,304	0%

Pre-tax operating income	$6,101	$5,630	8%

Operating income, net of tax	$4,472	$3,916	14%

Realized investment gains (losses), net of tax	$1,110	$(800)	239%

Net income	$5,582	$3,116	79%

The Company’s life insurance premiums and policy charges increased 8% in the first three months of 2004 due to strong persistency and new business resulting from the introduction of revised life products featuring preferred underwriting classes and lower premium rates. First year collected premiums in the first three months of 2004 declined 2% from the same period in 2003 despite strong sales of term products. Total new annualized premium increased 5.8% in the first three months of 2004 after decreasing 3.4% in all of 2003.

Life insurance operating income increased approximately 14% in the first three months of 2004. This increase was primarily the result of a decrease in the mortality ratio of actual to expected death claims from 105% in the first three months of 2003 to 93% in the first three months of 2004. Positive cash flows resulted in an 11.1% increase in invested assets while investment income decreased 1% from the first three months of 2003.

NONINSURANCE OPERATIONS

Noninsurance operations were down 11% due primarily to less favorable results in the finance and construction subsidiaries. The finance subsidiary’s recent investment in MidCountry Financial yielded pre-tax income of approximately $262,000 during the first three months of 2004 compared to $473,000 in the first quarter of 2003. Overall, the finance subsidiary’s operating income decreased $78,000 during the first three months of 2004 when compared to the same period in 2003. A reduction in margins led to a $76,000 decline in operating income from the construction subsidiary which was sold in February 2004 while income from the Company’s subsidiary covering certain employee benefits decreased by approximately $7,000 to $67,000.

CORPORATE

Corporate expenses increased 10%, or approximately $58,000, due primarily to an increase in accounting fees. Favorable short-term interest rates and a small reduction in the commercial paper borrowings attributable to corporate functions allowed the Company’s interest expense to decline slightly from levels experienced in the first quarter of 2003.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Increase in invested assets since January 1, 2004 and 2003	3.9%	2.4%
Investment yield rate (annualized)	5.7%	6.0%
(Increase)/decrease in net investment income since March 31, 2003 and 2002	1.7%	(2.1%)

As a result of the overall positive cash flows from operations, invested assets grew 3.9% since January 1, 2004 and 9.8% since March 31, 2003 (based on amortized cost, which excludes the impact of SFAS 115) while net investment income increased 1.7%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $19.2 million in underwriting income in the first three months of 2004. In addition, the Company’s life subsidiary experienced an increase in profitability, earning $4.5 million in operating income in the same period. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. During the first three months of 2004, the Company also increased its investment in debt securities by over $157 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities. The overall yield rate, calculated using amortized cost, declined to 5.7%. The Company had net realized investment gains of approximately $947,000 in the first three months of 2004 compared to net realized investment losses of approximately $1.2 million during the same period of 2003. These net gains and losses are primarily from sales of equity securities. Such realized gains and losses are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Fixed maturities
Taxable
Mortgage backed (CMO’s)	32.5%	25.5%
Corporate bonds	20.8	21.0

Total taxable	53.3	46.5
Tax exempts	17.4	18.2

Total fixed maturities	70.7	64.7

Equity securities	5.5	7.8
Real estate	0.0	0.1
Policy loans	3.0	3.1
Collateral loans	5.5	5.6
Commercial leases	7.0	6.6
Other long-term investments	6.3	6.2
Short-term investments	2.0	5.9

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year end, the overall mix of investments has remained relatively stable with changes due to a shift from short-term investments and equity securities to fixed maturities and to market value fluctuations in both fixed maturities and equity securities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
RATING
AAA to A-	92.4	90.9%
BBB+ to BBB-	7.2	8.4
BB+ and Below (Below investment grade)	0.4	0.7

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At March 31, 2004, approximately 46.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. The Company routinely assesses its vulnerability to both prepayment risk and fluctuations in interest rates on these securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of upward fluctuations in interest rates is currently a greater concern than that of prepayment risk due to record low mortgage rates during the last year. At March 31, 2004, the Company’s total portfolio of fixed maturities had gross unrealized gains of $75,795,942 and gross unrealized losses of $2,323,075. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first three months of 2004, the Company sold approximately $6.3 million in fixed maturities available for sale. These sales resulted in gross realized losses of $355,450. During the same period in 2003, the Company sold approximately $23.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $567,315 and gross realized losses of $260,266.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At March 31, 2004, the Company had unrealized gains of approximately $5.2 million in such investments. During the first three months of 2004, the Company recognized a net loss of $151,375 on disposals of high yield debt securities. At March 31, 2003, the Company had unrealized gains of approximately $4.9 million in such investments.

During the first three months of 2004, the Company did not write down any securities as declines in value were deemed to be temporary.

The Company’s other investments consist primarily of assets leased under operating leases, investments in partnerships and joint ventures in addition to consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At March 31, 2004, the delinquency ratio on the loan portfolio was 1.13% or $1.1 million, down from 1.52% or $1.5 million at December 31, 2003. The delinquency ratio on the lease portfolio at March 31, 2004 was 1.59% or $2.3 million, down from 2.29% or $3.1 million at December 31, 2003. Credit losses of approximately $114,200 were incurred in the first three months of 2004 including an increase of approximately $17,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first three months of 2004 were approximately $424,400. At March 31, 2004, the Company maintained an allowance for loan losses of $1,160,315 or approximately 1.1% of the outstanding loan balance. In addition, at March 31, 2004, the Company maintained an allowance for lease losses of $3,996,499 or approximately 3.0% of the outstanding lease balance.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with one wholly-owned subsidiary, Heights Finance Corp. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Alfa Financial’s investment gave it a 42 percent ownership in the newly formed entity. As a result of this significant ownership percentage, Alfa Financial accounts for earnings from MidCountry Financial using the equity method of accounting. Pre-tax operating income of approximately $262,000 positively impacted the first three months of 2004.

INCOME TAXES

The effective tax rate in the first three months of 2004 was 28.7% compared to 26.4% for the full year 2003 and 27.9% for the first three months of 2003. The increase in the effective tax rate in the first three months of 2004 is due primarily to the increases in income before provision for income taxes adjusted by the relative mix of taxable versus tax-exempt income. Based on information available at March 31, 2004, the Company currently anticipates the effective tax rate recorded in the financial statements for the three-month period ending March 31, 2004 to approximate the effective tax rate for all of 2004.

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

Net cash provided by operating activities for the first three months of 2004 and 2003 approximated $34.9 million and $28.9 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

The Company’s contractual obligations at March 31, 2004 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Lease Obligations	$317,364	$161,245	$156,119	$—	$—
Capital Lease Obligations	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Notes Payable to Affiliates	33,904,341	33,904,341	—	—	—
Long-Term Debt Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$104,221,705	$34,065,586	$156,119	$—	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2004, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2004 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, funding of a policy administration system project of the life subsidiary and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of Credit	$31,565,000	$3,400,000	$4,765,000	$23,400,000	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	5,616,860	200,000	4,780,844	636,016	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	238,100,278	222,367,651	14,972,146	469,113	291,367

Total Commercial Commitments	$275,282,138	$225,967,651	$24,517,990	$24,505,129	$291,367

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

Total borrowings increased approximately $3.4 million in the first three months of 2004 to $274.9 million. The majority of the short-term debt is commercial paper issued by the Company. At March 31, 2004, the Company had approximately $171.0 million in commercial paper at rates ranging from 1.09% to 1.11% with maturities ranging from April 6, 2004 to May 20, 2004. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. In addition, the Company had $33.9 million in short-term debt outstanding to affiliates at March 31, 2004 with interest equal to commercial paper rates payable monthly. Also included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety at the end of fifteen years with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary. The Company has entered into an interest rate swap contract in order to achieve its objective of economically hedging 100 percent of its variable-rate long-term interest payments over the first five years of the note. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby fixing the rate on such debt at 4.945%.

The commercial paper and variable/fixed rate promissory note are guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company up to an aggregate limit of $300 million. Backup lines of credit are also in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has earned A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively.

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 4,000,000 shares of common stock were reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During February 2004, the Company issued 779,500 options.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During the first three months of 2004, the Company repurchased 329,700 shares at a cost of $4,431,731. At March 31, 2004, the total repurchased was 7,477,480 shares at a cost of $54,701,455. Stock repurchase activity for the three months ended March 31, 2004 is summarized below:

	Shares			Average Price Per Share
Total Shares Authorized to Be Repurchased			12,000,000
Less: Total Shares Repurchased at December 31, 2003		7,147,780
Shares Repurchased –
January 2004	134,100			$13.36
February 2004	103,900			$13.47
March 2004	91,700			$13.52

Total Shares Repurchased in 2004		329,700		$13.44

Total Shares Repurchased under Stock Repurchase Program			7,477,480

Total Shares Available for Repurchase			4,522,520

The Company has reissued 2,224,998 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares as a means of meeting provisions of stockholder participation in the Company’s dividend reinvestment plan. At March 31, 2004, the total sold was 1,595,609 shares at a cost of $9,576,005.

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

Cash surrenders paid to policyholders on a statutory basis totaled $4.1 million in the first three months of both 2004 and 2003. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At March 31, 2004, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $572.0 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At March 31, 2004, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at March 31, 2004. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2003. As the Company operates in the property and casualty and life insurance industries, its accounting policies are well defined with industry-specific accounting literature governing the recognition of insurance-related revenues and expenses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 76% of the Company’s assets and 59% of the Company’s liabilities are reported and therefore have a direct effect on net earnings and stockholders’ equity.

Management routinely discusses changes in the Company’s critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

RESERVES FOR PROPERTY CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates of losses for claims incurred but not reported and the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic, political and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Due to the Company’s current mix of exposures, the majority of claims are settled within twelve months of the date of loss. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $426,809 at March 31, 2004. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $746,364 and $275,219, respectively. Due to the Company’s geographically-concentrated operations, it is possible that changes in assumptions based on regional data could cause fluctuations in reported results. However, the Company’s exposure to large adjustments in these reserves created by these assumption changes is partially limited by its participation in the Alfa Insurance Group’s catastrophe protection program. Historically, the Company’s reserves, in the aggregate, have been adequate when compared to actual results. Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy.

RESERVES FOR POLICYHOLDER BENEFITS

Benefit reserves for traditional life products are determined according to the provisions of Statement of Financial Accounting Standard (SFAS) No. 60, “Accounting and Reporting by Insurance Enterprises.” The methodology used requires that the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums (that portion of the gross premium required to provide for all future benefits and expenses) be determined. Such determination uses assumptions, including provision for adverse deviation, for expected investment yields, mortality, terminations and maintenance expenses applicable at the time the insurance contracts are issued. These assumptions determine the level and the sufficiency of reserves. The Company annually tests the validity of these assumptions.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect of net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in value created by market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. No writedowns on equity securities or fixed maturities were recorded in the first three months of 2004.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, and gives effect to the premium to be earned, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustments to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs. These costs are estimated annually, and are periodically compared to actual expenditures to validate the accuracy of the estimate.

RESERVES FOR LITIGATION

The Company is subject to proceedings, lawsuits and claims in the normal course of business related to its insurance and noninsurance products. At the time a case becomes known, management evaluates the merits of the claim and determines the need for establishing estimated reserves for potential settlements or judgments as well as reserves for potential costs of defending the Company against the claim. These reserves may be adjusted as the matter develops. On a quarterly basis, management assesses all pending cases as a basis for evaluating reserve levels. At that point, any necessary adjustments are made to applicable reserves as determined by management and are included in current operating results. Reserves may be adjusted based upon outside counsels’ advice regarding the law and facts of the case, any revisions in the law applicable to the case, the results of depositions and/or other forms of discovery, whether or not an outside carrier provides a defense and/or indemnification, whether a verdict is rendered for or against the Company, whether management believes an appeal will be successful, or other factors that may affect the anticipated outcome of the case. Management believes adequate reserves have been established in known cases. However, due to the uncertainty of future events, there can be no assurance that actual outcomes will not differ from the assessments made by management.

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for three-month period ended March 31, 2004 have been enhanced to comply with the requirements set forth by this statement.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after March 31, 2004 and for hedging relationships designated after March 31, 2004. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts.” This SOP became effective for fiscal years beginning after December 15, 2003. The new rule changes accounting for separate accounts and sales inducements and changes the liability model by expanding the definition of “account balance” and addressing annuitization guarantees and minimum guaranteed death benefits. The Company has implemented this SOP effective January 1, 2004 and it did not have a significant impact on its financial position or income.

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

Item 3.

MARKET RISK DISCLOSURES

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Certain legal proceedings are in process at March 31, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $658,000 in the first three months of 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 15 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2004. Of the 15 proceedings, two were filed in 2004, eight were filed in 2003, one was filed in 2002, three were filed in 1999, and one was filed in 1996. One of the 15 pending cases was filed as a purported class action, but no class has been certified. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. Life has appealed the award to the Alabama Supreme Court.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, three purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these four purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

Management believes adequate accruals have been established in these known cases. However, it should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, unreserved contingent liabilities arising from any other threatened litigation are not presently considered by management to be material.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

11 -	Statement of Computation of Per Share Earnings

15 -	Letter Regarding Unaudited Interim Financial Information

31.1 -	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of Alfa Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification of Alfa Corporation’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Date of Report	Date Filed	Description
February 11, 2004	February 11, 2004	Regulation FD disclosure of Alfa Corporation’s press release regarding its results of operations for the year and three-month period ending December 31, 2003.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 4/29/04	By:	/S/ Jerry A. Newby

Jerry A. Newby President (Chief Executive Officer)

Date 4/29/04	By:	/S/ Stephen G. Rutledge

Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)