Form 10-Q
period 2004-06-30
ALFA CORP
filed 2004-08-04
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding June 30, 2004
Common Stock, $1.00 par value	80,014,751 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $140,411 in 2004 and $173,214 in 2003)	$129,731	$158,623
Fixed Maturities Available for Sale, at fair value (amortized cost $1,263,415,155 in 2004 and $1,108,673,538 in 2003)	1,287,434,798	1,166,418,720
Equity Securities, at fair value (cost $85,335,325 in 2004 and $116,063,831 in 2003)	106,907,554	135,082,791
Investment Real Estate (net of accumulated depreciation of $0 in 2004 and $1,677,073 in 2003)	—	2,495,534
Policy Loans	57,154,778	55,282,441
Collateral Loans	107,503,812	101,876,180
Commercial Leases	147,834,406	118,121,257
Other Long-term Investments	122,303,409	111,450,952
Short-term Investments	38,015,870	111,252,991

Total Investments	1,867,284,358	1,802,139,489
Cash	10,480,330	10,892,516
Accrued Investment Income	16,001,722	15,569,095
Accounts Receivable	22,715,112	16,689,765
Reinsurance Balances Receivable	5,501,547	5,815,682
Due from Affiliates	2,606,611	2,203,955
Deferred Policy Acquisition Costs	188,131,558	176,252,537
Other Assets	12,940,996	15,511,547

Total Assets	$2,125,662,234	$2,045,074,586

Liabilities
Policy Liabilities and Accruals - Property and Casualty Insurance	$148,286,403	$153,831,653
Policy Liabilities and Accruals - Life Insurance Interest - Sensitive Products	540,080,179	508,592,148
Policy Liabilities and Accruals - Life Insurance - Other Products	174,888,607	165,161,507
Unearned Premiums	184,212,327	170,292,775
Dividends to Policyholders	10,907,058	10,939,667
Premium Deposit and Retirement Deposit Funds	6,267,114	6,296,861
Deferred Income Taxes	39,713,417	50,383,545
Other Liabilities	53,036,032	53,460,552
Due to Affiliates	16,098,788	16,065,895
Commercial Paper	193,504,954	164,443,769
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	36,981,317	37,093,776

Total Liabilities	1,473,976,196	1,406,562,148

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value	—	—
Shares authorized: 1,000,000
Issued: None
Common Stock, $1 par value	83,783,024	83,783,024
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 2004 - 80,014,751; 2003 - 80,217,316
Capital in Excess of Par Value	10,761,410	8,864,064
Accumulated Other Comprehensive Income	24,202,424	41,351,404
Retained Earnings	570,646,892	537,746,631
Treasury Stock: at cost (2004 - 3,768,273 shares; 2003 - 3,565,708 shares)	(37,707,712)	(33,232,685)

Total Stockholders’ Equity	651,686,038	638,512,438

Total Liabilities and Stockholders’ Equity	$2,125,662,234	$2,045,074,586

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues
Premiums - Property and Casualty Insurance	$242,271,552	$225,328,837	$122,328,952	$113,852,038
Premiums - Life Insurance	18,568,127	17,148,268	8,421,189	8,153,768
Policy Charges - Life Insurance	17,442,480	16,555,644	8,452,283	7,839,604
Net Investment Income	44,695,928	42,991,227	22,673,259	21,337,240
Realized Investment Gains	3,387,543	1,366,143	1,930,194	3,162,003
Other Income	820,262	1,350,196	261,387	754,566

Total Revenues	327,185,892	304,740,315	164,067,264	155,099,219

Benefits and Expenses
Benefits & Settlement Expenses	191,465,728	180,111,477	100,970,617	92,139,705
Dividends to Policyholders	1,962,954	1,937,883	920,229	915,370
Amortization of Deferred Policy Acquisition Costs	46,274,103	42,664,143	23,368,803	21,517,754
Other Operating Expenses	23,846,985	27,622,864	11,032,718	13,734,586

Total Expenses	263,549,770	252,336,367	136,292,367	128,307,415

Income Before Provision for Income Taxes	63,636,122	52,403,948	27,774,897	26,791,804

Provision for Income Taxes	17,593,104	14,486,499	7,208,766	7,603,983

Net Income	$46,043,018	$37,917,449	$20,566,131	$19,187,821

Earnings Per Share:
Net Income
- Basic	$0.58	$0.48	$0.26	$0.24
- Diluted	$0.57	$0.47	$0.26	$0.24

Average Shares Outstanding
- Basic	80,068,036	79,468,821	80,039,000	79,605,514
- Diluted	80,590,799	80,065,414	80,531,351	80,226,873

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net Income	$46,043,018	$37,917,449	$20,566,131	$19,187,821
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	(17,036,505)	5,006,235	(28,078,762)	6,212,523
Unrealized Gains (Losses) on Interest Rate Swap Contracts	2,089,428	(2,302,735)	3,057,482	(1,503,316)
Less: Reclassification Adjustment for Realized Investment Gains	2,201,903	887,993	1,254,626	2,055,302

Total Other Comprehensive (Loss) Income	(17,148,980)	1,815,507	(26,275,906)	2,653,905

Total Comprehensive (Loss) Income	$28,894,038	$39,732,956	$(5,709,775)	$21,841,726

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net Income	$46,043,018	$37,917,449
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(53,933,135)	(49,937,531)
Amortization of Deferred Policy Acquisition Costs	46,274,103	42,664,143
Depreciation and Amortization	1,475,946	181,603
Provision for Deferred Taxes	1,273,377	1,060,833
Interest Credited on Policyholders’ Funds	13,669,418	13,368,877
Net Realized Investment (Gains)	(3,387,551)	(1,365,981)
Other	(1,240,737)	(4,675,967)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(432,627)	949,900
Accounts Receivable	(6,317,629)	3,965,721
Reinsurance Balances Receivable	314,135	(755,641)
Due from Affiliates	(369,763)	2,533,951
Other Assets	(810,977)	(3,066,897)
Liability for Policy Reserves	5,049,090	4,197,484
Liability for Unearned Premiums	13,919,552	13,580,172
Amounts Held for Others	(62,356)	2,892
Other Liabilities	(1,940,581)	7,824,134

Net Cash Provided by Operating Activities	59,523,283	68,445,142

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	29,011	80,764
Maturities and Redemptions of Fixed Maturities Available for Sale	181,452,775	354,904,442
Maturities and Redemptions of Other Investments	1,384,099	1,619,680
Sales of Fixed Maturities Available for Sale	11,828,510	24,684,645
Sales of Equity Securities	93,262,943	62,940,143
Sales of Other Investments	792,825	1,175,130
Purchases of Fixed Maturities Available for Sale	(347,262,984)	(315,894,850)
Purchases of Equity Securities	(61,409,822)	(105,680,045)
Purchases of Other Investments	(17,328,490)	(8,998,950)
Origination of Consumer Loans Receivable	(30,389,510)	(29,588,170)
Principal Payments on Consumer Loans Receivable	24,689,450	25,780,356
Origination of Commercial Leases Receivable	(61,080,444)	(23,925,133)
Principal Payments on Commercial Leases Receivable	31,367,295	23,399,604
Net Change in Short-term Investments	71,445,239	(94,208,275)
Net Change in Receivable/Payable on Securities	3,344,972	3,091,037
Net Proceeds from Sales of Subsidiaries	7,495,925	—

Net Cash Used in Investing Activities	(90,378,206)	(80,619,622)

Cash Flows From Financing Activities:
Change in Commercial Paper	29,061,185	3,076,463
Change in Notes Payable to Affiliates	2,237,541	3,071,054
Stockholder Dividends Paid	(13,142,757)	(12,333,277)
Purchases of Treasury Stock	(7,620,611)	(2,338,268)
Proceeds from Exercise of Stock Options	2,400,600	1,225,189
Proceeds from Dividend Reinvestment Plan	—	6,983,033
Deposits of Policyholders’ Funds	43,998,826	46,294,539
Withdrawal of Policyholders’ Funds	(26,492,047)	(24,857,055)

Net Cash Provided by Financing Activities	30,442,737	21,121,678

Net Change in Cash	(412,186)	8,947,198
Cash - Beginning of Period	10,892,516	9,761,820

Cash - End of Period	$10,480,330	$18,709,018

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,163,433	$3,383,959
Income Taxes	$23,105,561	$15,741,450

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2004

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2003. The results of operations for the six-month and three-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previous classifications to June 30, 2004 classifications and descriptions.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

2. Stock-Based Employee Compensation

At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. The Company accounts for this plan using the recognition and measurement principles of the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$46,043,018	$37,917,449	$20,566,131	$19,187,821
Add: Total stock-based compensation expense included in reported net income, net of tax effect	33,011	40,507	32,312	15,851
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(978,524)	(744,637)	(524,388)	(381,544)

Pro forma net income	$45,097,505	$37,213,319	$20,074,055	$18,822,128

Earnings per share, as reported - Basic	$0.58	$0.48	$0.26	$0.24

- Diluted	$0.57	$0.47	$0.26	$0.24

Pro forma earnings per share - Basic	$0.56	$0.47	$0.25	$0.24

- Diluted	$0.56	$0.46	$0.25	$0.23

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

(Note 3., continued)

The following table sets forth the premiums and losses ceded to and assumed from the pool for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Premiums ceded to pool	$47,260	$42,522	$23,981	$21,527
Premiums assumed from pool	$241,152	$224,061	$121,791	$113,225
Losses ceded to pool	$29,001	$33,424	$14,945	$19,466
Losses assumed from pool	$145,492	$139,986	$76,922	$72,761

The Company incurred $9.2 million and $7.9 million in storm losses in the second quarters of 2004 and 2003, respectively. These losses resulted in reductions to the Company’s net income of approximately $0.07 and $0.06 per diluted share, after reinsurance and taxes, in 2004 and 2003, respectively. No catastrophe losses were incurred in the first quarter of either year.

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

Certain legal proceedings are in process at June 30, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $161,000 in the first six months of 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 20 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at June 30, 2004. Of the 20 proceedings, seven were filed in 2004, eight were filed in 2003, one was filed in 2002, three were filed in 1999, and one was filed in 1996. One of the 20 pending cases was filed as a purported class action, but no class has been certified. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. On appeal, the Alabama Supreme Court further reduced the total judgment to $400,000. Life has filed an Application for Rehearing with the Court seeking a further reduction of the award.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, three purported class action lawsuits are pending against the property

(Note 4., continued)

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

The Company periodically invests in partnerships that invest in affordable housing tax credits. At June 30, 2004, the Company had committed to fund partnerships of this type in the amount of approximately $28.0 million.

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

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands, except share and per share data)
Net income
Property and casualty insurance	$34,809	$27,534	26%	$15,380	$12,397	24%
Life insurance	8,030	8,569	(6)%	3,558	4,653	(24)%

Total insurance operations	42,839	36,103	19%	18,938	17,050	11%
Noninsurance operations income	2,290	2,178	5%	1,027	757	36%
Net realized investment gains	2,202	888	148%	1,255	2,056	(39)%
Corporate expenses	(1,288)	(1,252)	3%	(654)	(675)	(3)%

Net income	$46,043	$37,917	21%	$20,566	$19,188	7%

Net income per share-
Basic	$0.58	$0.48	21%	$0.26	$0.24	7%

Diluted	$0.57	$0.47	21%	$0.26	$0.24	7%

Weighted average shares outstanding - Basic	80,068,036	79,468,821		80,039,000	79,605,514

Diluted	80,590,799	80,065,414		80,531,351	80,226,873

(Note 5., continued)

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Earned premiums
Personal lines	$233,224	$216,530	8%	$117,808	$109,676	7%
Commercial lines	7,929	7,531	5%	3,983	3,548	12%
Pools, associations and fees	2,406	2,363	2%	1,192	1,182	1%
Reinsurance ceded	(1,287)	(1,095)	(18)%	(654)	(554)	(18)%

Total	$242,272	$225,329	8%	$122,329	$113,852	7%

Net underwriting income	$31,632	$22,454	41%	$12,394	$9,124	36%

Loss ratio	60.2%	61.6%		63.3%	63.4%
LAE ratio	3.9%	3.9%		4.0%	3.9%
Expense ratio	22.8%	24.5%		22.6%	24.7%

GAAP basis combined ratio	86.9%	90.0%		89.9%	92.0%

Underwriting margin	13.1%	10.0%		10.1%	8.0%

Net investment income	$14,952	$14,564	3%	$7,530	$7,654	(2)%

Other income	$156	$100	56%	$31	$24	29%

Reinsurance assumed	$9	$(28)	132%	$(5)	$5	(182)%

Pre-tax operating income	$46,749	$37,083	26%	$19,950	$16,807	19%

Operating income, net of tax	$34,809	$27,534	26%	$15,380	$12,397	24%

Realized investment gains, net of tax	$65	$315	(79)%	$76	$682	(89)%

Net income	$34,874	$27,849	25%	$15,456	$13,079	18%

(Note 5., continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investment gains and losses, and net income for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$9,877	$9,355	6%	$4,982	$4,733	5%
Universal life policy charges - COLI	2,160	2,085	4%	656	575	14%
Interest sensitive life policy charges	5,406	5,115	6%	2,814	2,532	11%
Traditional life insurance premiums	18,076	16,607	9%	8,421	8,327	1%
Group life insurance premiums	492	542	(9)%	0	(174)	100%

Total	$36,011	$33,704	7%	$16,873	$15,993	6%

Net investment income	$23,535	$22,483	5%	$12,071	$10,948	10%

Benefits and expenses	$43,980	$39,910	10%	$21,788	$18,599	17%

Amortization of deferred policy acquisition costs	$4,584	$4,575	0%	$2,275	$2,270	0%

Pre-tax operating income	$10,982	$11,702	(6)%	$4,881	$6,072	(20)%

Operating income, net of tax	$8,030	$8,569	(6)%	$3,558	$4,653	(24)%

Realized investment gains, net of tax	$2,289	$596	284%	$1,179	$1,396	(16)%

Net income	$10,319	$9,165	13%	$4,737	$6,049	(22)%

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

As part of its funding efforts, the Company issued a $70 million variable-rate long-term obligation with a life of fifteen years in the second quarter of 2002. Management believes it is prudent to limit the variability of a portion of its interest payments. The Company’s objective is to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

(Note 6., continued)

To meet this objective, management entered into an interest rate swap. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt and, therefore, managing fluctuations in cash flows resulting from interest rate risk.

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

Interest expense for the six months ended June 30, 2004 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

7. Financial Accounting Developments

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the six-month and three-month periods ended June 30, 2004 have been enhanced to comply with the requirements set forth by this statement.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2004 and for hedging relationships designated after June 30, 2004. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

10. Subsequent Event

A customer of the Company’s commercial leasing operations, NorVergence, filed for Chapter 7 bankruptcy status on July 15, 2004. As a telecommunications provider, NorVergence supplied essential services to 341 of the Company’s leasing customers. During July, the Company did see an increase in delinquencies from the affected customers but has not presently determined the potential impact this bankruptcy action may have on the $7.7 million in leasing receivables OFC Capital held with its customers at June 30, 2004. As of July 30, 2004, all of these lease customers were current on their lease obligations to the Company. NorVergence owed $123,363 for net leasing obligations at June 30, 2004 for which the Company has fully reserved within its second quarter results. The Company also chose to fully reserve for amounts placed back to NorVergence under first payment default clauses on leases with OFC Capital in the amount of $129,835. The Company will continue to monitor the potential impairment of these leases. As a service to its customers, the Company is assisting them with securing a replacement telecommunications provider and has also reserved $511,500 for potential expenses it may incur during the third quarter of 2004 in this effort.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheets of Alfa Corporation and subsidiaries as of June 30, 2004 and 2003, the related consolidated statements of income and comprehensive income for the six-months and three-months ended June 30, 2004 and 2003, and the related consolidated statements of cash flows for the six-months ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Birmingham, Alabama

July 21, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Management’s Discussion and Analysis is intended to update the reader on matters affecting the financial condition and results of operations of Alfa Corporation and its subsidiaries for the six-month and three-month periods ended June 30, 2004 and 2003. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in this 10-Q and in the annual report to stockholders for the year ended December 31, 2003.

The Company is a financial services holding company affiliated with the Alfa Mutual Insurance Companies, which own 55.1% of the Company’s common stock. The Company’s primary business is personal lines of property and casualty insurance and life insurance. At June 30, 2004, it also had noninsurance subsidiaries that engaged in consumer financing and commercial leasing. The Company and its subsidiaries together with the Alfa Mutual Insurance Companies currently service approximately 1.3 million policyholders primarily in Alabama, Georgia and Mississippi.

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

Operating results are reported through three primary business segments: property and casualty insurance operations, life insurance operations and noninsurance operations. Property and casualty insurance operations accounted for 78.7% of revenues and 75.7% of net income in the first six months of 2004. Life insurance operations generated 19.3% of revenues and 22.4% of net income during the same period.

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

The following table sets forth consolidated summarized income statement information for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Revenues
Property and casualty insurance premiums	$242,272	$225,329	8%	$122,329	$113,852	7%
Life insurance premiums and policy charges	36,011	33,704	7%	16,873	15,993	6%

Total premiums and policy charges	$278,283	$259,033	7%	$139,202	$129,845	7%

Net investment income	$44,695	$42,991	4%	$22,673	$21,337	6%

Total revenues	$327,186	$304,740	7%	$164,067	$155,099	6%

Net income
Property and casualty insurance	$34,809	$27,534	26%	$15,380	$12,397	24%
Life insurance	8,030	8,569	(6)%	3,558	4,653	(24)%

Total insurance operations	42,839	36,103	19%	18,938	17,050	11%
Noninsurance operations	2,290	2,178	5%	1,027	757	36%
Net realized investment gains	2,202	888	148%	1,255	2,056	(39)%
Corporate expenses	(1,288)	(1,252)	3%	(654)	(675)	(3)%

Net income	$46,043	$37,917	21%	$20,566	$19,188	7%

Net income per share-
Basic	$0.58	$0.48	21%	$0.26	$0.24	7%

Diluted	$0.57	$0.47	21%	$0.26	$0.24	7%

Weighted average shares outstanding - Basic	80,068,036	79,468,821		80,039,000	79,605,514

Diluted	80,590,799	80,065,414		80,531,351	80,226,873

Total premiums and policy charges increased 7% in the first six months of 2004 as a result of increased premium production in both property casualty and life business and continued good persistency. Net investment income increased 4% in the first six months of 2004 and invested assets grew 3.6% in the six months since December 31, 2003.

Operating income increased by 26% in the property casualty subsidiaries due primarily to an improved loss ratio and reduction in the underwriting expense ratio during the first six months of 2004. The 6% decrease in operating income in the life subsidiary is partially due to a higher mortality ratio of 103% compared to 96% during the first six months of 2003. Mortality, a non-GAAP financial measure used by management, represents the percentage of actuarially expected claims paid. Therefore, in the first six months of 2004, the Company experienced more unfavorable financial results when compared to 2003 due to the higher mortality ratio. Noninsurance operations were up 5% due to earnings increases in the finance and benefit subsidiaries. Earnings from the finance subsidiary’s investment in MidCountry Financial decreased by approximately $77,000 when compared to the first six months of 2003. However, favorable results in the Company’s commercial lease operations led to an overall increase in earnings of approximately $275,000 by the finance subsidiary.

The Company’s net income was positively impacted by realized investment gains during the first six months of 2004. Corporate expenses increased by 3% in the first six months of 2004 due primarily to increases in accounting fees.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Earned Premiums
Personal lines	$233,224	$216,530	8%	$117,808	$109,676	7%
Commercial lines	7,929	7,531	5%	3,983	3,548	10%
Pools, associations and fees	2,406	2,363	2%	1,192	1,182	1%
Reinsurance	(1,287)	(1,095)	(18)%	(654)	(554)	(18)%

Total	$242,272	$225,329	8%	$122,329	$113,852	7%

Net underwriting income	$31,632	$22,454	41%	$12,394	$9,124	36%

Loss ratio	60.2%	61.6%		63.3%	63.4%
LAE ratio	3.9%	3.9%		4.0%	3.9%
Expense ratio	22.8%	24.5%		22.6%	24.7%

GAAP basis combined ratio	86.9%	90.0%		89.9%	92.0%

Underwriting margin	13.1%	10.0%		10.1%	8.0%

Net investment income	$14,952	$14,564	3%	$7,530	$7,654	(2)%

Other income	$156	$100	56%	$31	$24	29%

Reinsurance assumed	$9	$(28)	132%	$(5)	$5	(182)%

Pre-tax operating income	$46,749	$37,083	26%	$19,950	$16,807	19%

Operating income, net of tax	$34,809	$27,534	26%	$15,380	$12,397	24%

Realized investment gains, net of tax	$65	$315	(79)%	$76	$682	(89)%

Net income	$34,874	$27,849	25%	$15,456	$13,079	18%

Earned premiums increased 8% in the first six months of 2004 due to greater homeowner production and the positive impact of rate increases. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio decreased to 60.2% for the first six months of 2004 as the Company continued to experience favorable core loss ratios. The Company incurred $9.2 million and $7.9 million in storm losses in the second quarter of 2004 and 2003, respectively. No storm losses were recorded in the first quarters of either 2004 or 2003. Loss adjustment expenses in the first six months were 3.9% of earned premiums in both 2004 and 2003. In addition to the improvement in the Company’s core loss ratio, a decrease in the expense ratio from 2003 levels resulting from stable compensation expenses contributed to the improved underwriting margin. The Company has implemented changes to its processes in an effort to minimize staffing additions and capitalize on technological capabilities.

Net investment income increased 3% in the first six months of 2004 in the property casualty subsidiaries due primarily to earnings on fixed maturities. Invested assets increased 2.2% since June 30, 2003.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investments gains and losses, and net income for the six-month and three-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$9,877	$9,355	6%	$4,982	$4,733	5%
Universal life policy charges - COLI	2,160	2,085	4%	656	575	14%
Interest sensitive life policy charges	5,406	5,115	6%	2,814	2,532	11%
Traditional life insurance premiums	18,076	16,607	9%	8,421	8,327	1%
Group life insurance premiums	492	542	(9)%	0	(174)	100%

Total	$36,011	$33,704	7%	$16,873	$15,993	6%

Net investment income	$23,535	$22,483	5%	$12,071	$10,948	10%

Benefits and expenses	$43,980	$39,910	10%	$21,788	$18,599	17%

Amortization of deferred policy acquisition costs	$4,584	$4,575	0%	$2,275	$2,270	0%

Pre-tax operating income	$10,982	$11,702	(6)%	$4,881	$6,072	(20)%

Operating income, net of tax	$8,030	$8,569	(6)%	$3,558	$4,653	(24)%

Realized investment gains/ (losses), net of tax	$2,289	$596	284%	$1,179	$1,396	(16)%

Net income	$10,319	$9,165	13%	$4,737	$6,049	(22)%

The Company’s life insurance premiums and policy charges increased 7% in the first six months of 2004 due to strong persistency and new business resulting from the introduction of revised life products featuring preferred underwriting classes and lower premium rates. First year collected premiums in the first six months of 2004 declined 3% from the same period in 2003 despite strong sales of term products. Total new annualized premium increased 4.2% in the first six months of 2004 after decreasing 3.4% in all of 2003.

Life insurance operating income decreased approximately 6% in the first six months of 2004. This decrease was primarily the result of an increase in the mortality ratio of actual to expected death claims from 96% in the first six months of 2003 to 103% in the first six months of 2004. Positive cash flows resulted in a 4.1% increase in invested assets since June 30, 2003 while investment income increased 5% from the first six months of 2003.

NONINSURANCE OPERATIONS

Noninsurance operations were up 5% due primarily to more favorable results in the finance and benefit subsidiaries. The finance subsidiary’s investment in MidCountry Financial yielded pre-tax income of approximately $434,000 during the first six months of 2004 compared to $552,000 in the first half of 2003. Overall, however, the finance subsidiary’s operating income increased $275,000 during the first six months of 2004 when compared to the same period in 2003 due to a decrease in legal expenses related to its commercial leasing operations. Income from the Company’s subsidiary covering certain employee benefits increased by approximately $76,000 to $191,000 for the first six months in 2004. The sales of the Company’s real estate and construction subsidiaries in February 2004 have created unfavorable earnings comparisons since these business units incurred losses of approximately $47,000 prior to their dispositions in 2004 compared to earnings of approximately $203,000 during the first six months of 2003.

CORPORATE

Corporate expenses increased 3%, or approximately $36,000, due primarily to an increase in accounting fees. Favorable short-term interest rates and a reduction in the commercial paper borrowings attributable to corporate functions allowed the Company’s interest expense to decline slightly from levels experienced in the first half of 2003.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Increase in invested assets since January 1, 2004 and 2003	3.6%	6.3%
Investment yield rate (annualized)	5.7%	5.9%
Increase/(decrease) in net investment income since June 30, 2003 and 2002	4.0%	(2.2)%

As a result of the overall positive cash flows from operations, invested assets grew 3.6% since January 1, 2004 and 5.4% since June 30, 2003 (based on amortized cost, which excludes the impact of SFAS 115) while net investment income increased 4.0%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $31.6 million in underwriting income in the first six months of 2004 which was somewhat offset by the slight decline in profitability of the Company’s life subsidiary, which had $8.6 million in operating income in the same period. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. During the first six months of 2004, the Company also increased its investment in debt securities by approximately $121 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities. The overall yield rate, calculated using amortized cost, declined to 5.7%. The Company had net realized investment gains of approximately $2.2 million in the first six months of 2004 compared to net realized investment gains of approximately $888,000 during the same period of 2003. These net gains are primarily from sales of equity securities. Such realized gains are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Fixed maturities
Taxable
Mortgage backed (CMO’s)	31.4%	25.5%
Corporate bonds	20.8	21.0

Total taxable	52.2	46.5
Tax exempts	16.8	18.2

Total fixed maturities	69.0	64.7

Equity securities	5.7	7.5
Real estate	0.0	0.1
Policy loans	3.1	3.1
Collateral loans	5.8	5.7
Commercial leases	7.9	6.5
Other long-term investments	6.5	6.2
Short-term investments	2.0	6.2

	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities which are diverse as to both industry and geographic concentration. Since year end, the overall mix of investments has remained relatively stable with changes due to a shift from short-term investments and equity securities to fixed maturities and commercial leases and to market value fluctuations in both fixed maturities and equity securities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

RATING
AAA to A-	92.7	90.9%
BBB+ to BBB-	6.9	8.4
BB+ and Below (Below investment grade)	0.4	0.7

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At June 30, 2004, approximately 45.5% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. The Company routinely assesses its vulnerability to both prepayment risk and fluctuations in interest rates on these securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of upward fluctuations in interest rates is currently a greater concern than that of prepayment risk due to record low mortgage rates during the last year. At June 30, 2004, the Company’s total portfolio of fixed maturities had gross unrealized gains of $45,075,523 and gross unrealized losses of $21,045,200. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first six months of 2004, the Company sold approximately $11.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $52,129 and gross realized losses of $355,450. During the same period in 2003, the Company sold approximately $24.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $570,577 and gross realized losses of $260,266.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At June 30, 2004, the Company had unrealized gains of approximately $4.9 million in such investments. During the first six months of 2004, the Company recognized a net loss of $151,375 on disposals of high yield debt securities. At June 30, 2003, the Company had unrealized gains of approximately $1.1 million in such investments.

During the first six months of 2004, the Company did not write down any securities as declines in value were deemed to be temporary.

The Company’s other investments consist primarily of assets leased under operating leases, investments in partnerships and joint ventures in addition to consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At June 30, 2004, the delinquency ratio on the loan portfolio was 1.10% or $1.2 million, down from 1.52% or $1.5 million at December 31, 2003. The delinquency ratio on the lease portfolio at June 30, 2004 was 2.92% or $4.5 million, down from 2.29% or $3.1 million at December 31, 2003. Credit losses of approximately $269,800 were incurred in the first six months of 2004 including an increase of approximately $57,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first six months of 2004 were approximately $1,095,300. At June 30, 2004, the Company maintained an allowance for loan losses of $1,205,869 or approximately 1.1% of the outstanding loan balance. In addition, at June 30, 2004, the Company maintained an allowance for lease losses of $5,083,120 or approximately 3.3% of the outstanding lease balance.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with two wholly-owned subsidiaries, Heights Finance Corp and Bayside Bank. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Bayside Bank is a federally chartered savings bank headquarted in Minnetonka, Minnesota. Bayside Bank was acquired by MidCountry Financial at the end of 2003. Alfa Financial’s investment in MidCountry Financial gave it a 42 percent ownership in the newly formed entity. As a result of this significant ownership percentage, Alfa Financial accounts for earnings from MidCountry Financial using the equity method of accounting. Pre-tax operating income of approximately $434,000 positively impacted the first six months of 2004.

INCOME TAXES

The effective tax rate in the first six months of 2004 was 27.2% compared to 26.4% for the full year 2003 and 27.4% for the first six months of 2003. The decrease in the effective tax rate in the first six months of 2004 is due to increases in tax credits resulting from investments in partnerships established to construct and manage affordable housing. The increase over the 2003 full-year effective rate is due to increases in income before provision for income taxes adjusted by the relative mix of taxable versus tax-exempt income. Based on information available at June 30, 2004, the Company currently anticipates the effective tax rate recorded in the financial statements for the six-month period ending June 30, 2004 to approximate the effective tax rate for all of 2004.

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

Net cash provided by operating activities for the first six months of 2004 and 2003 approximated $59.5 million and $68.4 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

The Company’s contractual obligations at June 30, 2004 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Lease Obligations	$262,829	$145,740	$117,089	$—	$—
Capital Lease Obligations	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Notes Payable to Affiliates	36,981,317	36,981,317	—	—	—
Long-Term Debt Obligations	70,000,000	—	—	—	70,000,000
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$107,244,146	$37,127,057	$117,089	$—	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2004, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2004 with the Company’s finance subsidiary, Alfa Financial Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, funding of a policy administration system project of the life subsidiary and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of Credit	$31,565,000	$3,400,000	$5,015,000	$23,150,000	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	5,836,016	200,000	—	5,636,016	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	261,086,345	245,264,496	15,156,166	466,006	199,677

Total Commercial Commitments	$298,487,361	$248,864,496	$20,171,166	$29,252,022	$199,677

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

Total borrowings increased approximately $28.9 million in the first six months of 2004 to $300.5 million. The majority of the short-term debt is commercial paper issued by the Company. At June 30, 2004, the Company had approximately $193.5 million in commercial paper at rates ranging from 1.17% to 1.35% with maturities ranging from July 2, 2004 to August 11, 2004. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. In addition, the Company had $37.0 million in short-term debt outstanding to affiliates at June 30, 2004 with interest equal to commercial paper rates payable monthly. Also included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety at the end of fifteen years with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary. The Company has entered into an interest rate swap contract in order to achieve its objective of economically hedging 100 percent of its variable-rate long-term interest payments over the first five years of the note. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby fixing the rate on such debt at 4.945%. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting.

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

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 4,000,000 shares of common stock were reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During February 2004, the Company issued 780,400 options.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During the first six months of 2004, the Company repurchased 562,900 shares at a cost of $7,571,656. At June 30, 2004, the total repurchased was 7,710,680 shares at a cost of $57,841,380. Stock repurchase activity for the three months ended June 30, 2004 is summarized below:

	Shares			Average Price Per Share
Total Shares Authorized to Be Repurchased			12,000,000
Less: Total Shares Repurchased at March 31, 2004		7,477,480
Shares Repurchased –
April 2004	69,800			$13.54
May 2004	149,800			$13.42
June 2004	13,600			$13.56

Total Shares Repurchased in Three Months Ended June 30, 2004		233,200		$13.46

Total Shares Repurchased under Stock Repurchase Program			7,710,680

Total Shares Available for Repurchase			4,289,320

The Company has reissued 2,362,798 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares as a means of meeting provisions of stockholder participation in the Company’s dividend reinvestment plan. At June 30, 2004, the total sold was 1,595,609 shares at a cost of $9,576,005.

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

Cash surrenders paid to policyholders on a statutory basis totaled $9.0 million and $8.0 million in the first six months of 2004 and 2003, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At June 30, 2004, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $580.3 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At June 30, 2004, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at June 30, 2004. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 74% of the Company’s assets and 59% of the Company’s liabilities are reported and therefore have a direct effect on net earnings and stockholders’ equity.

Management routinely discusses changes in the Company’s critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

RESERVES FOR PROPERTY CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates of losses for claims incurred but not reported and the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic, political and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Due to the Company’s current mix of exposures, the majority of claims are settled within twelve months of the date of loss. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $426,809 at June 30, 2004. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $740,470 and $276,897, respectively. Due to the Company’s geographically-concentrated operations, it is possible that changes in assumptions based on regional data could cause fluctuations in reported results. However, the Company’s exposure to large adjustments in these reserves created by these assumption changes is partially limited by its participation in the Alfa Insurance Group’s catastrophe protection program. Historically, the Company’s reserves, in the aggregate, have been adequate when compared to actual results. Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect of net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in value created by market conditions or industry related events, and for which the

Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. No writedowns on equity securities or fixed maturities were recorded in the first six months of 2004.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred. Traditional life insurance acquisitions costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over the lives of the policies in relation to the present value of estimated gross profits which are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Acquisition costs for property and casualty insurance are amortized over the period in which the related premiums are earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustments to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for three-month period ended June 30, 2004 have been enhanced to comply with the requirements set forth by this statement.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2004 and for hedging relationships designated after June 30, 2004. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Certain legal proceedings are in process at June 30, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $161,000 in the first six months of 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 20 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at June 30, 2004. Of the 20 proceedings, seven were filed in 2004, eight were filed in 2003, one was filed in 2002, three were filed in 1999, and one was filed in 1996. One of the 20 pending cases was filed as a purported class action, but no class has been certified. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. On appeal, the Alabama Supreme Court further reduced the total judgment to $400,000. Life has filed an Application for Rehearing with the Court seeking a further reduction of the award.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

11 -	Statement of Computation of Per Share Earnings

15 -	Letter Regarding Unaudited Interim Financial Information

31.1 -	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of Alfa Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification of Alfa Corporation’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Date of Report	Date Filed	Description
April 21, 2004	April 21, 2004	Regulation FD disclosure of Alfa Corporation’s press release regarding its results of operations for the three-month period ending March 31, 2004.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 8/4/04	By:	/S/ Jerry A. Newby
Jerry A. Newby
President
(Chief Executive Officer)

Date 8/4/04	By:	/S/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President
(Chief Financial Officer and Chief Investment Officer)