Form 10-Q
period 2004-09-30
ALFA CORP
filed 2004-11-09
CIK 743532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding September 30, 2004
Common Stock, $1.00 par value	79,880,942 shares

ALFA CORPORATION

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $130,165 in 2004 and $173,214 in 2003)	$119,684	$158,623
Fixed Maturities Available for Sale, at fair value (amortized cost $1,260,626,357 in 2004 and $1,108,673,538 in 2003)	1,311,679,846	1,166,418,720
Equity Securities, at fair value (cost $85,221,068 in 2004 and $116,063,831 in 2003)	98,325,064	135,082,791
Investment Real Estate (net of accumulated depreciation of $1,677,073 in 2003)	—	2,495,534
Policy Loans	57,983,043	55,282,441
Collateral Loans	119,828,114	101,876,180
Commercial Leases	122,674,438	118,121,257
Other Long-term Investments	150,445,172	111,450,952
Short-term Investments	107,254,177	111,252,991

Total Investments	1,968,309,538	1,802,139,489
Cash	10,253,032	10,892,516
Accrued Investment Income	16,485,220	15,569,095
Accounts Receivable	18,409,506	16,689,765
Reinsurance Balances Receivable	3,874,976	5,815,682
Due from Affiliates	2,433,835	2,203,955
Deferred Policy Acquisition Costs	181,878,228	176,252,537
Other Assets	21,074,863	15,511,547

Total Assets	$2,222,719,198	$2,045,074,586

Liabilities
Policy Liabilities and Accruals - Property and Casualty Insurance	$153,698,994	$153,831,653
Policy Liabilities and Accruals - Life Insurance - Interest-Sensitive Products	548,428,414	508,592,148
Policy Liabilities and Accruals - Life Insurance - Other Products	177,513,064	165,161,507
Unearned Premiums	190,393,330	170,292,775
Dividends to Policyholders	10,972,453	10,939,667
Premium Deposit and Retirement Deposit Funds	6,285,995	6,296,861
Deferred Income Taxes	43,091,366	50,383,545
Other Liabilities	102,984,733	53,460,552
Due to Affiliates	16,033,075	16,065,895
Commercial Paper	192,525,787	164,443,769
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	45,219,261	37,093,776

Total Liabilities	1,557,146,472	1,406,562,148

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $1 par value	—	—
Shares authorized: 1,000,000 Issued: None
Common Stock, $1 par value	83,783,024	83,783,024
Shares authorized: 110,000,000 Issued: 83,783,024 Outstanding: 2004 - 79,880,942; 2003 - 80,217,316
Capital in Excess of Par Value	10,926,133	8,864,064
Accumulated Other Comprehensive Income	33,924,179	41,351,404
Retained Earnings	576,930,172	537,746,631
Treasury Stock: at cost (2004 - 3,902,082 shares; 2003 - 3,565,708 shares)	(39,990,782)	(33,232,685)

Total Stockholders’ Equity	665,572,726	638,512,438

Total Liabilities and Stockholders’ Equity	$2,222,719,198	$2,045,074,586

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues
Premiums - Property and Casualty Insurance	$366,361,371	$341,215,780	$124,089,818	$115,886,943
Premiums - Life Insurance	27,381,569	25,536,915	8,813,442	8,388,647
Policy Charges - Life Insurance	25,677,169	24,617,475	8,234,689	8,061,831
Net Investment Income	67,258,467	63,794,337	22,562,539	20,803,110
Realized Investment Gains	5,198,742	4,167,618	1,811,198	2,801,614
Other Income	1,061,652	2,479,122	241,391	1,128,926

Total Revenues	492,938,970	461,811,247	165,753,077	157,071,071

Benefits and Expenses
Benefits & Settlement Expenses	291,163,825	275,849,720	99,698,098	95,738,243
Dividends to Policyholders	2,855,278	2,822,524	892,324	884,641
Amortization of Deferred Policy
Acquisition Costs	70,113,452	64,557,399	23,839,349	21,238,756
Other Operating Expenses	37,232,519	40,433,598	13,385,534	13,465,234

Total Expenses	401,365,074	383,663,241	137,815,305	131,326,874

Income Before Provision for Income Taxes	91,573,896	78,148,006	27,937,772	25,744,197

Provision for Income Taxes	24,810,629	21,449,501	7,217,523	6,963,141

Net Income	$66,763,267	$56,698,505	$20,720,249	$18,781,056

Earnings Per Share:
- Basic	$0.83	$0.71	$0.26	$0.23

- Diluted	$0.83	$0.71	$0.26	$0.23

Average Shares Outstanding
- Basic	80,024,581	79,645,126	79,938,616	79,991,986

- Diluted	80,526,003	80,241,834	80,397,352	80,587,725

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net Income	$66,763,267	$56,698,505	$20,720,249	$18,781,056
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	(5,380,791)	9,173,037	11,655,714	4,166,891
Unrealized Gains (Losses) on Interest Rate Swap Contracts	1,332,747	(1,060,844)	(756,681)	1,241,891
Less: Reclassification Adjustment for Realized Investment Gains	3,379,181	2,708,952	1,177,278	1,821,048

Total Other Comprehensive (Loss) Income	(7,427,225)	5,403,241	9,721,755	3,587,734

Total Comprehensive Income	$59,336,042	$62,101,746	$30,442,004	$22,368,790

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net Income	$66,763,267	$56,698,505

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(81,139,328)	(75,033,471)
Amortization of Deferred Policy Acquisition Costs	70,113,452	64,557,399
Depreciation and Amortization	2,209,044	282,435
Provision for Deferred Taxes	(192,527)	2,659,855
Interest Credited on Policyholders’ Funds	20,648,818	20,252,244
Net Realized Investment Gains	(5,198,742)	(4,167,618)
Other	(936,899)	41,742
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(916,125)	(519,687)
Accounts Receivable	(2,012,023)	(2,710,789)
Reinsurance Balances Receivable	1,940,706	13,809
Due from Affiliates	(262,700)	1,975,417
Other Assets	(2,325,127)	(3,979,457)
Liability for Policy Reserves	12,501,763	9,800,180
Liability for Unearned Premiums	20,100,555	20,026,595
Amounts Held for Others	21,920	125,664
Other Liabilities	4,374,300	(9,120,866)

Net Cash Provided by Operating Activities	105,690,354	80,901,957

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	38,141	100,981
Maturities and Redemptions of Fixed Maturities Available for Sale	256,747,942	542,838,314
Maturities and Redemptions of Other Investments	2,304,930	3,011,941
Sales of Fixed Maturities Available for Sale	13,901,529	25,946,968
Sales of Equity Securities	135,348,316	93,948,425
Sales of Commercial Leases	24,023,336	6,685,150
Sales of Other Investments	5,107,463	1,520,761
Purchases of Fixed Maturities Available for Sale	(421,158,536)	(596,971,051)
Purchases of Equity Securities	(93,180,258)	(167,233,436)
Purchases of Other Investments	(23,664,903)	(14,116,870)
Origination of Consumer Loans Receivable	(55,444,382)	(45,667,433)
Principal Payments on Consumer Loans Receivable	37,420,020	49,516,956
Origination of Commercial Leases Receivable	(72,253,209)	(47,786,779)
Principal Payments on Commercial Leases Receivable	43,676,692	33,284,563
Net Change in Short-term Investments	2,206,932	16,102,782
Net Change in Receivable/Payable on Securities	2,469,395	(2,853,354)
Net Proceeds from Sales of Subsidiaries	9,845,925	—

Net Cash Used in Investing Activities	(132,610,667)	(101,672,082)

Cash Flows From Financing Activities:
Change in Commercial Paper	28,082,018	16,138,298
Change in Notes Payable to Affiliates	8,125,485	(3,289,368)
Stockholder Dividends Paid	(20,590,145)	(18,746,346)
Purchases of Treasury Stock	(10,658,310)	(2,390,655)
Proceeds from Exercise of Stock Options	3,116,105	2,143,636
Proceeds from Dividend Reinvestment Plan	—	10,654,017
Deposits of Policyholders’ Funds	57,077,275	59,726,843
Withdrawal of Policyholders’ Funds	(38,871,599)	(37,864,264)

Net Cash Provided by Financing Activities	26,280,829	26,372,161

Net Change in Cash	(639,484)	5,602,036
Cash - Beginning of Period	10,892,516	9,761,820

Cash - End of Period	$10,253,032	$15,363,856

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$4,815,747	$4,987,784
Income Taxes	$23,131,864	$15,741,450

The accompanying notes are an integral part of these consolidated financial statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2004

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in Note 2) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2003. The results of operations for the nine-month and three-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements also include the correction of an accounting treatment for tax benefits resulting from investments in affordable housing projects. For more detail on the impact of this correction, the reader should review Note 2, “Correction of Immaterial Accounting Error” below. Certain reclassifications have been made to conform previous classifications to September 30, 2004 classifications and descriptions.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments can be found at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

2. Correction of Immaterial Accounting Error

Various insurance subsidiaries of the Company invest in affordable housing tax credit partnerships. During the third quarter of 2004, it was determined that the equity method, as described in the Emerging Issue Tax Force Issue (“EITF”) Number 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects,” should have been used to account for these partnerships. The impact of this accounting correction resulted in a realized loss of $3.5 million, after taxes, relating to periods prior to January 1, 2004 including $1.7 million in 2003. The impact of correcting this error in 2004 was a reduction of net income, basic and diluted earnings per share of $0.04 for periods prior to January 1, 2004, including a loss of $0.02 per basic and diluted share in 2003. This correction was recorded in the third quarter of 2004 and impacted both the statement of income and balance sheet for the Company. The correction is not material to any prior period and will not be material to the financial statements for the current year.

3. Stock-Based Employee Compensation

At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. The Company accounts for this plan using the recognition and measurement principles of the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$66,763,267	$56,698,505	$20,720,249	$18,781,056
Add: Total stock-based compensation expense included in reported net income, net of tax effect	60,447	100,177	27,436	59,670
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,509,389)	(1,101,991)	(530,865)	(357,354)

Pro forma net income	$65,314,325	$55,696,691	$20,216,820	$18,483,372

Earnings per share, as reported - Basic	$0.83	$0.71	$0.26	$0.23

- Diluted	$0.83	$0.71	$0.26	$0.23

Pro forma earnings per share - Basic	$0.82	$0.70	$0.25	$0.23

- Diluted	$0.81	$0.69	$0.25	$0.23

4. Pooling Agreement

Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (See Note 5). On January 1, 2001, Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, also became a participant in the Pooling Agreement. The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and mobile home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty is a direct writer primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group. Effective January 1, 2001, Specialty’s property and casualty business likewise became included in the pool. On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited Alfa Corporation’s participation in any single catastrophic event or series of storms to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper

(Note 4., continued)

catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

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

The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Premiums ceded to pool	$71,732	$64,565	$24,472	$22,043
Premiums assumed from pool	$364,821	$339,585	$123,669	$115,524
Losses ceded to pool	$55,218	$48,558	$26,217	$15,134
Losses assumed from pool	$221,686	$213,785	$76,194	$73,799

The Company incurred $9.2 million and $7.9 million in storm losses in the second quarters of 2004 and 2003, respectively. These losses resulted in reductions to the Company’s net income of approximately $0.07 and $0.06 per diluted share, after reinsurance and taxes, in 2004 and 2003, respectively. No catastrophe losses were incurred in the first or third quarters of either year.

5. Other Long-term Investments

Included in the Company’s “Other Long-term Investments” are investments in partnerships of $68,518,143 and $35,832,636 at September 30, 2004 and December 31, 2003, respectively.

6. Contingent Liabilities

The property and casualty subsidiaries have entered into the reinsurance pooling agreement with Alfa Mutual Insurance Company and its affiliates as discussed in Note 4. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company’s property and casualty subsidiaries, the obligation to pay the claim would remain with the Company’s subsidiaries.

(Note 6., continued)

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based on a detailed evaluation of reported losses and estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Certain legal proceedings are in process at September 30, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $1.3 million in the first nine months of 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 47 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at September 30, 2004. Of the 47 proceedings, thirty-four were filed in 2004, eight were filed in 2003, one was filed in 2002, three were filed in 1999, and one was filed in 1996. One of the 47 pending cases was filed as a purported class action, but the plaintiffs recently dismissed the class allegations. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. On appeal, the Alabama Supreme Court further reduced the total judgment to $400,000. Life has filed an Application for Rehearing with the Court seeking a further reduction of the award.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, three purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. Two purported class action lawsuits have been filed against Alfa Financial Corporation. These relate to OFC Capital leases with customers of NorVergence, a telecommunications provider who filed for Chapter 7 bankruptcy in July 2004. No class has been certified in any of these six purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

The Company periodically invests in partnerships that invest in affordable housing tax credits. At September 30, 2004, the Company had committed to fund partnerships of this type in the amount of approximately $38.0 million. These commitments are included under the heading of “Other Liabilities” on the Company’s Balance Sheet at September 30, 2004.

7. Segment Information

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

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands, except share and per share data)
Net income
Property and casualty insurance	$51,173	$40,071	28%	$16,364	$12,537	31%
Life insurance	12,236	12,688	(4%)	4,206	4,119	2%

Total insurance operations	63,409	52,759	20%	20,570	16,656	23%
Noninsurance operations income	2,638	3,262	(19%)	348	1,084	(68%)
Net realized investment gains	3,379	2,709	25%	1,177	1,821	(35%)
Corporate expenses	(2,663)	(2,031)	31%	(1,375)	(780)	76%

Net income	$66,763	$56,699	18%	$20,720	$18,781	10%

Net income per share-
Basic	$0.83	$0.71	17%	$0.26	$0.23	10%

Diluted	$0.83	$0.71	17%	$0.26	$0.23	11%

Weighted average shares outstanding –
Basic	80,024,581	79,645,126		79,938,616	79,991,986

Diluted	80,526,003	80,241,834		80,397,352	80,587,725

(Note 7., continued)

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Earned premiums
Personal lines	$352,835	$328,177	8%	$119,612	$111,647	7%
Commercial lines	11,985	11,408	5%	4,056	3,877	5%
Pools, associations and fees	3,597	3,547	1%	1,191	1,184	1%
Reinsurance ceded	(2,056)	(1,916)	7%	(769)	(821)	(6)%

Total	$366,361	$341,216	7%	$124,090	$115,887	7%

Net underwriting income	$44,906	$31,557	42%	$13,274	$9,103	46%

Loss ratio	60.7%	62.4%		61.7%	63.9%
LAE ratio	3.9%	4.0%		3.8%	4.1%
Expense ratio	23.1%	24.4%		23.8%	24.1%

GAAP basis combined ratio	87.7%	90.8%		89.3%	92.1%

Underwriting margin	12.3%	9.2%		10.7%	7.9%

Net investment income	$23,100	$21,987	5%	$8,148	$7,423	10%

Other income	$203	$221	(8)%	$47	$128	(63)%

Reinsurance assumed	$(61)	$(246)	(75)%	$(70)	$(218)	(68)%

Pre-tax operating income	$68,148	$53,519	27%	$21,399	$16,436	30%

Operating income, net of tax	$51,173	$40,071	28%	$16,364	$12,537	31%

Realized investment gains (losses), net of tax	$(2,718)	$705	(485)%	$(2,783)	$390	(814)%

Net income	$48,455	$40,776	19%	$13,581	$12,927	5%

(Note 7., continued)

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investment gains and losses, and net income for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$14,849	$14,106	5%	$4,972	$4,751	5%
Universal life policy charges – COLI	2,824	2,672	6%	664	587	13%
Interest sensitive life policy charges	8,005	7,839	2%	2,599	2,724	(5)%
Traditional life insurance premiums	26,889	24,995	8%	8,813	8,388	5%
Group life insurance premiums	492	542	(9)%	0	0	0%

Total	$53,059	$50,154	6%	$17,048	$16,450	4%

Net investment income	$36,579	$33,326	10%	$13,044	$10,843	20%

Benefits and expenses	$66,098	$59,436	11%	$22,118	$19,526	13%

Amortization of deferred policy acquisition costs	$6,854	$6,828	0%	$2,270	$2,253	1%

Pre-tax operating income	$16,686	$17,216	(3)%	$5,704	$5,514	3%

Operating income, net of tax	$12,236	$12,688	(4)%	$4,206	$4,119	2%

Realized investment gains, net of tax	$6,250	$2,026	208%	$3,961	$1,430	177%

Net income	$18,486	$14,714	26%	$8,167	$5,549	47%

8. Note Payable and Interest Rate Swap Contract

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

(Note 8., continued)

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

Interest expense for the nine months ended September 30, 2004 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting. Therefore, the interest rate swap has no ineffectiveness, thereby eliminating the reclassification of this amount to interest expense in subsequent periods.

9. Financial Accounting Developments

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the nine-month and three-month periods ended September 30, 2004 have been enhanced to comply with the requirements set forth by this statement.

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

(Note 9., continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2004 and for hedging relationships designated after September 30, 2004. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. The Company has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Company’s financial position or income at September 30, 2004. The Company will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

10. Dissolution of Alfa Investment Corporation

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

11. Sales of Alfa Builders, Inc. and Alfa Realty, Inc.

During 2003, MidCountry Financial Corporation, one of the investments of the Company’s finance subsidiary, pursued the opportunity to purchase Bayside Financial Corp. In order for this purchase to take place, approval had to be secured from the Office of Thrift Supervision. Consequently, due to ownership levels, this transaction

(Note 11., continued)

qualified the finance subsidiary and the Company as unitary thrift holding companies. As a condition of approval, the Company agreed to sell its residential and commercial construction subsidiary and its real estate sales subsidiary. These sales took place during the first quarter of 2004 as Alfa Properties, Inc., the real estate subsidiary of Mutual, purchased Alfa Builders, Inc. and Alfa Realty, Inc. for approximately $5.5 million and $2.6 million respectively. These sales prices represented the fair value of each entity according to independent valuations. No gain or loss was recorded on these transactions.

12. Planned Acquisition of Vision Insurance Group, LLC

During the third quarter of 2004, the Company signed a definitive agreement to acquire Vision Insurance Group, LLC (“Vision”). Vision is a managing general agent writing new business in nine states. The Company will purchase Vision for $20 million in cash and common stock with an additional purchase consideration of up to $14 million based on future performance. The acquisition is anticipated to be completed in January 2005.

13. Formation of New Subsidiary

During the third quarter of 2004, the Company formed a new insurance subsidiary, Alfa Vision Insurance Corporation, (“Alfa Vision”) through which Vision will write its nonstandard automobile business. Vision currently operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. It is anticipated that Alfa Vision will participate in the pooling agreement with other companies currently participating in that arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheets of Alfa Corporation and subsidiaries as of September 30, 2004 and 2003, the related consolidated statements of income and comprehensive income for the nine-months and three-months ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the nine-months ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Birmingham, Alabama

October 20, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Management’s Discussion and Analysis is intended to update the reader on matters affecting the financial condition and results of operations of Alfa Corporation and its subsidiaries for the nine-month and three-month periods ended September 30, 2004 and 2003. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in this 10-Q and in the annual report to stockholders for the year ended December 31, 2003.

The Company is a financial services holding company affiliated with the Alfa Mutual Insurance Companies, which own 55.2% of the Company’s common stock. The Company’s primary business is personal lines of property and casualty insurance and life insurance. At September 30, 2004, it also had noninsurance subsidiaries that engaged in consumer financing and commercial leasing. The Company and its subsidiaries together with the Alfa Mutual Insurance Companies currently service approximately 1.3 million policies primarily in Alabama, Georgia and Mississippi.

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

Operating results are reported through three primary business segments: property and casualty insurance operations, life insurance operations and noninsurance operations. Property and casualty insurance operations accounted for 78.2% of revenues and 72.6% of net income in the first nine months of 2004. Life insurance operations generated 20.1% of revenues and 27.7% of net income during the same period.

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

The following table sets forth consolidated summarized income statement information for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Revenues
Property and casualty insurance premiums	$366,361	$341,216	7%	$124,090	$115,887	7%
Life insurance premiums and policy charges	53,059	50,154	6%	17,048	16,450	4%

Total premiums and policy charges	$419,420	$391,370	7%	$141,138	$132,337	7%

Net investment income	$67,258	$63,794	5%	$22,563	$20,803	8%

Total revenues	$492,939	$461,811	7%	$165,753	$157,071	6%

Net income
Property and casualty insurance	$51,173	$40,071	28%	$16,364	$12,537	31%
Life insurance	12,236	12,688	(4%)	4,206	4,119	2%

Total insurance operations	63,409	52,759	20%	20,570	16,656	23%
Noninsurance operations	2,638	3,262	(19%)	348	1,084	(68%)
Net realized investment gains	3,379	2,709	25%	1,177	1,821	(35%)
Corporate expenses	(2,663)	(2,031)	31%	(1,375)	(780)	76%

Net income	$66,763	$56,699	18%	$20,720	$18,781	10%

Net income per share-
Basic	$0.83	$0.71	17%	$0.26	$0.23	10%

Diluted	$0.83	$0.71	17%	$0.26	$0.23	11%

Weighted average shares outstanding – Basic	80,024,581	79,645,126		79,938,616	79,991,986

Diluted	80,526,003	80,241,834		80,397,352	80,587,725

Total premiums and policy charges increased 7% in the first nine months of 2004 as a result of increased premium production in both property casualty and life business and continued good persistency. Net investment income increased 5% in the first nine months of 2004 and invested assets grew 9.2% in the nine months since December 31, 2003. The increase in net investment income for the nine-month and three-month periods ending September 30, 2004 was partially attributable to the impact of the correction of an immaterial error related to the Company’s accounting treatment of its subsidiaries’ investments in affordable housing tax credit partnerships of approximately $1.7 million.

Operating income increased by 28% in the property casualty subsidiaries due primarily to an improved loss ratio and reduction in the underwriting expense ratio during the first nine months of 2004. The 4% decrease in operating income in the life subsidiary is partially due to a higher mortality ratio of 104% compared to 97% during the first nine months of 2003. Mortality, a non-GAAP financial measure used by management, represents the percentage of actuarially expected claims paid. Therefore, in the first nine months of 2004, the Company experienced more unfavorable financial results when compared to 2003 due to the higher mortality ratio.

Noninsurance operations were down 19% due to decreased earnings in the finance subsidiary. Earnings from the finance subsidiary’s investment in MidCountry Financial declined by approximately $160,000 when compared to the first nine months of 2003. Unfavorable reductions in the Company’s commercial lease earnings during the first three quarters of 2004 of approximately $408,000 resulted primarily from reserves established for potentially uncollectible balances and other transitional expenses related to the Chapter 7 bankruptcy filing of NorVergence, a telecommunications provider who supplied essential services to approximately 340 of the Company’s leasing customers.

The Company’s net income was positively impacted by realized investment gains during the first nine months of 2004. Included in realized investment losses for the nine-month and three-month periods ending September 30, 2004 is the impact of the correction of an error related to the Company’s accounting treatment of its subsidiaries’ investments in affordable housing tax credit partnerships of approximately $6.0 million, after income taxes. Corporate expenses increased by 31% in the first nine months of 2004 due primarily to increases in accounting fees, legal expenses and the impact of higher interest rates on the Company’s outstanding commercial paper portfolio.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Earned premiums
Personal lines	$352,835	$328,177	8%	$119,612	$111,647	7%
Commercial lines	11,985	11,408	5%	4,056	3,877	5%
Pools, associations and fees	3,597	3,547	1%	1,191	1,184	1%
Reinsurance ceded	(2,056)	(1,916)	7%	(769)	(821)	(6)%

Total	$366,361	$341,216	7%	$124,090	$115,887	7%

Net underwriting income	$44,906	$31,557	42%	$13,274	$9,103	46%

Loss ratio	60.7%	62.4%		61.7%	63.9%
LAE ratio	3.9%	4.0%		3.8%	4.1%
Expense ratio	23.1%	24.4%		23.8%	24.1%

GAAP basis combined ratio	87.7%	90.8%		89.3%	92.1%

Underwriting margin	12.3%	9.2%		10.7%	7.9%

Net investment income	$23,100	$21,987	5%	$8,148	$7,423	10%

Other income	$203	$221	(8)%	$47	$128	(63)%

Reinsurance assumed	$(61)	$(246)	(75)%	$(70)	$(218)	(68)%

Pre-tax operating income	$68,148	$53,519	27%	$21,399	$16,436	30%

Operating income, net of tax	$51,173	$40,071	28%	$16,364	$12,537	31%

Realized investment gains (losses), net of tax	$(2,718)	$705	(485)%	$(2,783)	$390	(814)%

Net income	$48,455	$40,776	19%	$13,581	$12,927	5%

Earned premiums increased 7% in the first nine months of 2004 due to greater homeowner production and the positive impact of rate increases. Continued good persistency in the automobile and homeowner lines also contributed to premium increases.

The overall loss ratio decreased to 60.7% for the first nine months of 2004 as the Company continued to experience favorable core loss ratios. The Company incurred $9.2 million and $7.9 million in storm losses in the second quarter of 2004 and 2003, respectively. No storm losses were recorded in the first or third quarters of either 2004 or 2003. Loss adjustment expenses in the first nine months decreased slightly to 3.9% of earned premiums in 2004 from 4.0% in the same period during 2003. In addition to the improvement in the Company’s core loss ratio, a decrease in the expense ratio from 2003 levels resulting from stable compensation expenses contributed to the improved underwriting margin. The Company has implemented changes to its processes in an effort to minimize staffing additions and capitalize on technological capabilities.

Net investment income increased 5% in the first nine months of 2004 in the property casualty subsidiaries due primarily to earnings on fixed maturities and the impact of a correction of an immaterial error recorded in the third quarter of 2004 related to the accounting for tax benefits resulting from investments in affordable housing projects. This correction positively impacted net investment income by $676,523 and negatively impacted net realized investment losses by $5.5 million, after income taxes, for the nine-month and three-month periods ending September 30, 2004. Invested assets increased 11.0% in the nine months since December 31, 2003.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investments gains and losses, and net income for the nine-month and three-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$14,849	$14,106	5%	$4,972	$4,751	5%
Universal life policy charges - COLI	2,824	2,672	6%	664	587	13%
Interest sensitive life policy charges	8,005	7,839	2%	2,599	2,724	(5)%
Traditional life insurance premiums	26,889	24,995	8%	8,813	8,388	5%
Group life insurance premiums	492	542	(9)%	0	0	0%

Total	$53,059	$50,154	6%	$17,048	$16,450	4%

Net investment income	$36,579	$33,326	10%	$13,044	$10,843	20%

Benefits and expenses	$66,098	$59,436	11%	$22,118	$19,526	13%

Amortization of deferred policy acquisition costs	$6,854	$6,828	0%	$2,270	$2,253	1%

Pre-tax operating income	$16,686	$17,216	(3)%	$5,704	$5,514	3%

Operating income, net of tax	$12,236	$12,688	(4)%	$4,206	$4,119	2%

Realized investment gains, net of tax	$6,250	$2,026	208%	$3,961	$1,430	177%

Net income	$18,486	$14,714	26%	$8,167	$5,549	47%

The Company’s life insurance premiums and policy charges increased 6% in the first nine months of 2004 due to strong persistency and new business resulting from the repricing of an interest sensitive product and adding a preferred underwriting class. First year collected premiums on traditional life business in the first nine months of 2004 declined 2% from the same period in 2003 due to a decline in premiums on a direct mail accidental death policy offset by increases in term and whole life premiums. Total new annualized premium increased 3.8% in the first nine months of 2004 after decreasing 3.4% in all of 2003.

Life insurance operating income decreased approximately 4% in the first nine months of 2004. This decrease was primarily the result of an increase in the mortality ratio of actual to expected death claims from 97% in the first nine months of 2003 to 104% in the first nine months of 2004. Positive cash flows resulted in a 6.1% increase in invested assets in the nine months since December 31, 2003 while investment income increased 10% from the first nine months of 2003 due primarily to the correction of an immaterial error recorded in the third quarter of 2004 related to the accounting for tax benefits resulting from investments in affordable housing projects. This correction positively impacted net investment income by $1.0 million and negatively impacted net realized investment gains by $505,284, after income taxes, for the nine-month and three-month periods ending September 30, 2004.

NONINSURANCE OPERATIONS

Noninsurance operations were down 19% due primarily to unfavorable results in the finance subsidiary. The finance subsidiary’s investment in MidCountry Financial yielded pre-tax income of approximately $597,000 during the first nine months of 2004 compared to $844,000 in the first three quarters of 2003. This decline is primarily attributable to acquisition activity expenses incurred in 2004. In addition, commercial lease operations experienced a decrease in earnings of approximately $408,000 after reserves were established related to the Chapter 7 bankruptcy filing of NorVergence, a telecommunications provider who previously supplied essential services to approximately 340 of the Company’s leasing customers. Income from the Company’s subsidiary covering certain employee benefits increased by approximately $268,000 to $347,000 for the first nine months in 2004. The sales of the Company’s real estate and construction subsidiaries in February 2004 have created unfavorable earnings comparisons since these business units incurred losses of approximately $47,000 prior to their dispositions in 2004 compared to earnings of approximately $480,000 during the first nine months of 2003.

CORPORATE

Corporate expenses increased 31%, or approximately $632,000, due primarily to an increase in accounting fees, legal fees and the impact of higher interest rates. Unfavorable increases in short-term interest rates partially offset by a slight reduction in the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise from levels experienced in the first three quarters of 2003.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Increase in invested assets since January 1, 2004 and 2003	9.2%	6.5%
Investment yield rate (annualized)	5.7%	5.8%
Increase/(decrease) in net investment income since September 30, 2003 and 2002	5.4%	(3.2)%

As a result of the overall positive cash flows from operations, invested assets grew 9.2% since January 1, 2004 and 10.8% since September 30, 2003 while net investment income increased 5.4%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property and casualty subsidiaries, which had $44.9 million in underwriting income in the first nine months of 2004 which was somewhat offset by the slight decline in profitability of the Company’s life subsidiary, which had $12.2 million in operating income in the same period. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan and lease portfolios of the finance subsidiary. During the first nine months of 2004, the Company also increased its investment in debt securities by approximately $145 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities and the positive impact of a correction of approximately $1.7 million recorded in the third quarter of 2004 for an immaterial error related to the accounting for tax benefits resulting from investments in affordable housing projects. The overall yield rate, calculated using amortized cost, declined to 5.7%. The Company had realized investment gains of approximately $5.2 million in the first nine months of 2004 compared to realized investment gains of approximately $4.2 million during the same period of 2003. These gains are primarily from sales of equity securities and the correction of the immaterial accounting error mentioned above. The impact of this accounting correction resulted in a realized loss of $3.5 million, after taxes, relating to periods prior to January 1, 2004 including $1.7 million in 2003. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Fixed maturities
Taxable
Mortgage backed (CMO’s)	29.9%	25.5%
Corporate bonds	20.3	21.0

Total taxable	50.2	46.5
Tax exempts	16.5	18.2

Total fixed maturities	66.7	64.7

Equity securities	5.0	7.5
Real estate	0.0	0.1
Policy loans	2.9	3.1
Collateral loans	6.1	5.7
Commercial leases	6.2	6.5
Other long-term investments	7.6	6.2
Short-term investments	5.5	6.2

	100.0%	100.0%

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
RATING
AAA to A-	92.8	90.9%
BBB+ to BBB-	6.8	8.4
BB+ and Below (Below investment grade)	0.4	0.7

	100.0%	100.0%

The fixed maturity portfolio was rated by an outside rating service. No securities were rated by Company management. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At September 30, 2004, approximately 44.9% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateralized Mortgage Obligations (CMO’s) and pass through securities. The Company routinely assesses its vulnerability to both prepayment risk and fluctuations in interest rates on these securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of upward fluctuations in interest rates is currently a greater concern than that of prepayment risk due to record low mortgage rates during the last year. At September 30, 2004, the Company’s total portfolio of fixed maturities had gross unrealized gains of $59,107,923 and gross unrealized losses of $8,043,953. Securities are priced by nationally recognized pricing services or by broker/dealer securities firms. No securities were priced by the Company.

During the first nine months of 2004, the Company sold approximately $14.0 million in fixed maturities available for sale. These sales resulted in gross realized gains of $237,275 and gross realized losses of $355,450. During the same period in 2003, the Company sold approximately $25.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1,507,103 and gross realized losses of $2,053,750.

The Company monitors its level of investments in high yield fixed maturities and equity investments held in issuers of high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At September 30, 2004, the Company had unrealized gains of approximately $3.2 million in such investments. During the first nine months of 2004, the Company recognized a net loss of $151,375 on disposals of high yield debt securities. At September 30, 2003, the Company had unrealized gains of approximately $1.9 million in such investments.

During the first nine months of 2004, the Company wrote down one bond issue totaling $111,279 whose decline in value was deemed to be other than temporary.

The Company’s other investments consist primarily of assets leased under operating leases, investments in partnerships and joint ventures in addition to consumer loans and commercial leases originated by the finance subsidiary. These loans and leases are collateralized by automobiles, equipment and other property. At September 30, 2004, the delinquency ratio on the loan portfolio was 1.11% or $1.2 million, down from 1.52% or $1.5 million at December 31, 2003. The delinquency ratio on the lease portfolio at September 30, 2004 was 7.89% or $10.1 million, up from 2.29% or $3.1 million at December 31, 2003. Credit losses of approximately $478,200 were incurred in the first nine months of 2004 including an increase of approximately $86,000 in general reserves attributable to growth of the consumer loan portfolio. Leases charged off in the first nine months of 2004 were approximately $2,869,400. At September 30, 2004, the Company maintained an allowance for loan losses of $1,251,533 or approximately 1.1% of the outstanding loan balance. In addition, at September 30, 2004, the Company maintained an allowance for lease losses of $6,159,773 or approximately 4.8% of the outstanding lease balance.

A customer of the Company’s commercial leasing operations, NorVergence, filed for Chapter 7 bankruptcy status on July 15, 2004. As a telecommunications provider, NorVergence supplied essential services on approximately 340 of the subsidiary’s leasing arrangements. During the third quarter of 2004, the Company did see an increase in delinquencies from the affected customers on the $7.8 million in leasing receivables OFC Capital held with its customers at September 30, 2004. NorVergence owed $123,363 for net leasing obligations at September 30, 2004 for which the Company fully reserved within its second quarter results. The Company has also reserved $1,994,297 for receivables on the associated leasing receivables owed by former NorVergence customers including $1,864,462 in the third quarter of 2004. As a service to its customers, the Company has reserved $511,500 for estimated expenses the Company expects to incur in securing each of them a replacement telecommunications provider.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation, invested $13.5 million in MidCountry Financial, a financial services holding company with two wholly-owned subsidiaries, Heights Finance Corp. and MidCountry Bank. Heights Finance Corp. was acquired by MidCountry Financial on August 30, 2002 and is a consumer finance company doing business in five Midwestern states. Bayside Bank was a federally chartered savings bank headquartered in Minnetonka, Minnesota and was acquired by MidCountry Financial at the end of 2003. Bayside Bank was renamed MidCountry Bank on July 19, 2004. Alfa Financial’s investment in MidCountry Financial gave it a 42 percent ownership in the originally formed entity. As a result of this significant ownership percentage, Alfa Financial accounts for earnings from MidCountry Financial using the equity method of accounting. Pre-tax operating income of approximately $597,000 positively impacted the first nine months of 2004.

INCOME TAXES

The effective tax rate in the first nine months of 2004 was 27.1% compared to 26.4% for the full year 2003 and 27.4% for the first nine months of 2003. The decrease in the effective tax rate in the first nine months of 2004 is due to increases in tax credits resulting from investments in partnerships established to construct and manage affordable housing. The increase over the 2003 full-year effective rate is due to increases in income before provision for income taxes adjusted by the relative mix of taxable versus tax-exempt income. Based on information available at September 30, 2004, the Company currently anticipates the effective tax rate recorded in the financial statements for the nine-month period ending September 30, 2004 to approximate the effective tax rate for all of 2004.

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

Net cash provided by operating activities for the first nine months of 2004 and 2003 approximated $105.7 million and $80.9 million, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

The Company has a limited number of contractual obligations in the form of operating leases and debt obligations. These leases have primarily been originated by its commercial leasing subsidiary. Operating leases supporting the corporate headquarters are the responsibility of Alfa Mutual Insurance Company (Mutual), an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement. Included in the Company’s contractual obligations is the repayment of a $70 million debt obligation. This note, issued in the second quarter of 2002, is payable at the end of fifteen years. While the note carries a variable interest rate, the Company has entered into an interest rate swap contract to hedge interest rate variability and fix the interest rate for the first five years of the debt obligation at 4.945%.

The Company’s contractual obligations at September 30, 2004 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Lease Obligations	$788,455	$151,485	$468,240	$168,730	$—
Capital Lease Obligations	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Notes Payable to Affiliates	45,219,261	45,219,261	—	—	—
Long-Term Debt Obligation	70,000,000	—	—	—	70,000,000
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$116,007,716	$45,370,746	$468,240	$168,730	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2004, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2004 with the Company’s finance subsidiary, Alfa Financial

Corporation. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, funding of a policy administration system project of the life subsidiary and loans sold to members of the Alfa Mutual Group through which recourse against the finance subsidiary is available if repayment by the customer fails to occur.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of Credit	$37,965,000	$—	$315,000	$37,650,000	$—
Standby Letters of Credit	—	—	—	—	—
Guarantees	3,818,466	200,000	—	3,618,466	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	275,404,094	251,015,150	20,881,740	3,330,780	176,424

Total Commercial Commitments	$317,187,560	$251,215,150	$21,196,740	$44,599,246	$176,424

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

Total borrowings increased approximately $36.2 million in the first nine months of 2004 to $307.7 million. The majority of the short-term debt is commercial paper issued by the Company. At September 30, 2004, the Company had approximately $192.5 million in commercial paper at rates ranging from 1.57% to 1.80% with maturities ranging from October 4, 2004 to December 9, 2004. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. In addition, the Company had $45.2 million in short-term debt outstanding to affiliates at September 30, 2004 with interest equal to commercial paper rates payable monthly. Also included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety at the end of fifteen years with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary. The Company has entered into an interest rate swap contract in order to achieve its objective of economically hedging 100 percent of its variable-rate long-term interest payments over the first five years of the note. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby fixing the rate on such debt at 4.945%. The interest rate swap involves a LIBOR for LIBOR exchange and meets the criteria for short-cut accounting.

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

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During the first nine months of 2004, the Company repurchased 790,343 shares at a cost of $10,658,310. At September 30, 2004, the total repurchased was 7,938,123 shares at a cost of $60,928,033.

Stock repurchase activity for the three months ended September 30, 2004 is summarized below:

	Shares			Average Price Per Share
Total Shares Authorized to Be Repurchased			12,000,000
Less: Total Shares Repurchased at June 30, 2004		7,710,680
Shares Repurchased –
July 2004	79,400			$13.49
August 2004	51,443			$13.44
September 2004	96,600			$13.71

Total Shares Repurchased in Three Months Ended September 30, 2004		227,443		$13.57

Total Shares Repurchased under Stock Repurchase Program			7,938,123

Total Shares Available for Repurchase			4,061,877

The Company has reissued 2,456,432 treasury shares as a result of option exercises. In May 2002, the Company began selling treasury shares as a means of meeting provisions of stockholder participation in the Company’s dividend reinvestment plan. At September 30, 2004, the total sold was 1,595,609 shares at a cost of $9,576,005.

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $12.9 million and $12.5 million in the first nine months of 2004 and 2003, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies in force have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the in-force business is interest sensitive type policies which generally have lower rates of surrender. At September 30, 2004, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $588.5 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At September 30, 2004, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at September 30, 2004. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for mental anguish and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 57% of the Company’s liabilities are reported and therefore have a direct effect on net earnings and stockholders’ equity.

Management routinely discusses changes in the Company’s critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

RESERVES FOR PROPERTY CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates, estimates of losses for claims incurred but not reported and the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. The estimates are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic, political and social conditions that impact the settlement of claims. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably predictable than long-tail liability claims. Due to the Company’s current mix of exposures, the majority of claims are settled within twelve months of the date of loss. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $461,909 at September 30, 2004. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $767,867 and $281,414 respectively. Due to the Company’s geographically-concentrated operations, it is possible that changes in assumptions based on regional data could cause fluctuations in reported results. However, the Company’s exposure to large adjustments in these reserves created by these assumption changes is partially limited by its participation in the Alfa Insurance Group’s catastrophe protection program. Historically, the Company’s reserves, in the aggregate, have been adequate when compared to actual results. Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect of net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in value created by market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of approximately $111,000 were recorded in the first nine months of 2004 on fixed maturities. No writedowns on equity securities were recorded during the same time period.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over the lives of the policies in relation to the present value of estimated gross profits which are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Acquisition costs for property and casualty insurance are amortized over the period in which the related premiums are earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustments to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

RESERVES FOR LITIGATION

The Company is subject to proceedings, lawsuits and claims in the normal course of business related to its insurance and noninsurance products. At the time a case becomes known, management evaluates the merits of the claim and determines the need for establishing estimated reserves for potential settlements or judgments as well as reserves for potential costs of defending the Company against the claim. These reserves may be adjusted as the matter develops. Periodically, and at least quarterly, management assesses all pending cases as a basis for evaluating reserve levels. At that point, any necessary adjustments are made to applicable reserves as determined by management and are included in current operating results. Reserves may be adjusted based upon outside counsels’ advice regarding the law and facts of the case, any revisions in the law applicable to the case, the results of depositions and/or other forms of discovery, general developments as the case progresses such as a favorable or an adverse trial court ruling, whether or not an outside carrier provides a defense and/or indemnification, whether a verdict is rendered for or against the Company, whether management believes an appeal will be successful, or other factors that may affect the anticipated outcome of the case. Management believes adequate reserves have been established in known cases. However, due to the uncertainty of future events, there can be no assurance that actual outcomes will not differ from the assessments made by management.

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” While the Company continues to use the intrinsic value method to account for its stock options, notes contained in this filing for the nine-month and three-month periods ended September 30, 2004 have been enhanced to comply with the requirements set forth by this statement.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2004 and for hedging relationships designated after September 30, 2004. At this time, the Company does not anticipate this standard having a significant impact on the Company’s financial position or income.

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

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. The Company has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Company’s financial position or income at September 30, 2004. The Company will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Certain legal proceedings are in process at September 30, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $1.3 million in the first nine months of 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 47 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at September 30, 2004. Of the 47 proceedings, thirty-four were filed in 2004, eight were filed in 2003, one was filed in 2002, three were filed in 1999, and one was filed in 1996. One of the 47 pending cases was filed as a purported class action, but the plaintiffs recently dismissed the class allegations. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. On appeal, the Alabama Supreme Court further reduced the total judgment to $400,000. Life has filed an Application for Rehearing with the Court seeking a further reduction of the award.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Alfa Mutual Fire Insurance Company. Additionally, three purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. Two purported class action lawsuits have been filed against Alfa Financial Corporation. These relate to OFC Capital leases with customers of NorVergence, a telecommunications provider who filed for Chapter 7 bankruptcy in July 2004. No class has been certified in any of these six purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

Item 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

      None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Item 5.	OTHER INFORMATION

      None

Item 6.	EXHIBITS

10.1	-	LLC Interest Purchase Agreement by and among Alfa Corporation and John Charles Russell, Carol Lynn Russell, the Trusts Identified on Exhibit A Hereto, The Community Foundation of Middle Tennessee, Inc. and The Vision Insurance Group, LLC

10.2	-	Stock Option Agreement under the Alfa Corporation Stock Incentive Plan

11	-	Statement of Computation of Per Share Earnings

15	-	Letter Regarding Unaudited Interim Financial Information

31.1	-	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Alfa Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Alfa Corporation’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 11/09/04	By:	/S/ Jerry A. Newby
Jerry A. Newby
President
(Chief Executive Officer)

Date 11/09/04	By:	/S/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President
(Chief Financial Officer and Chief Investment Officer)