Form 10-K
period 2004-12-31
ALFA CORP
filed 2005-03-14
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004	Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 288-3900

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2004, was $502,584,161.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 28, 2005
Common Stock, $1.00 par value	80,160,602 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2004 (the “Annual Report”) are incorporated by reference into Parts I, II, and III of this Form 10-K Report.

2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held April 28, 2005 are incorporated by reference into Part III of this Form 10-K Report.

Part I

Item 1. Business.

Description of the Corporation. Alfa Corporation is a financial services holding company that offers property and casualty insurance, life insurance and financial services products through its wholly-owned subsidiaries Alfa Life Insurance Corporation (Life), Alfa Insurance Corporation (AIC), Alfa General Insurance Corporation (AGIC), Alfa Vision Insurance Corporation (AVIC), Alfa Agency Mississippi, Inc. and Alfa Agency Georgia, Inc. Other wholly-owned noninsurance subsidiaries include Alfa Financial Corporation (Financial) and Alfa Benefits Corporation (ABC), which are engaged in consumer financing, commercial leasing, and benefit services for the Alfa Group.

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.3% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under an affiliate agreement signed in August 2001.

The Company’s common stock is traded on the NASDAQ Stock Market’s National Market under the symbol ALFA.

Recent Developments. During 2003, MidCountry Financial Corporation (MidCountry), one of Financial’s investments, pursued the opportunity to purchase Bayside Financial Corp. In order for this purchase to take place, approval had to be secured from the Office of Thrift Supervision. Consequently, due to ownership levels, this transaction qualified Financial and the Company as unitary thrift holding companies. As a condition of approval, the Company agreed to sell its residential and commercial construction subsidiary and its real estate sales subsidiary. These sales took place during the first quarter of 2004 as Alfa Properties, Inc., the real estate subsidiary of Alfa Mutual Insurance Company (Mutual), purchased Alfa Builders, Inc. and Alfa Realty, Inc. for approximately $5.5 million and $2.6 million, respectively. These sales prices represented the fair value of each entity according to independent valuations. No gain or loss was recorded on these transactions. The consolidated financial statements and notes to consolidated financial statements on pages 16 through 46 of Exhibit 13, representing pages 32 through 62 of the Company’s annual report to stockholders for the fiscal year ended December 31, 2004, is hereby incorporated by reference, and includes the results of these subsidiaries for the first two months of 2004 as well as the years 2003 and 2002.

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

During the third quarter of 2004, the Company signed a definitive agreement to acquire The Vision Insurance Group, LLC (Vision). Vision is a managing general agent writing new business in nine states. On January 3, 2005, the Company completed its acquisition of all of the limited liability company interests of Vision. Prior to the execution of the purchase agreement, no material relationship existed between the Company and the sellers. The Company purchased Vision for $20 million in cash and stock with an additional purchase consideration of up to $14 million based on future performance.

During the third quarter of 2004, the Company formed a new insurance subsidiary, Alfa Vision Insurance Corporation (AVIC), through which Vision will write its nonstandard automobile business. Vision currently operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. AVIC will participate in the Pooling Agreement with other companies currently participating in that arrangement effective January 1, 2005. AVIC will cede 100% of its direct business to the intercompany pool and receive in return 5% of the business included in the Alfa Group intercompany pool. AIC and AGIC, both wholly owned subsidiaries of the Company, reduced their respective pooling participations from the current 32.5% to 30.0% to allow for the Vision addition.

During the fourth quarter of 2004, the Company committed to a plan to sell the OFC Capital commercial leasing division of Financial. The Company expects to sell this operation during the second quarter 2005 and has reported them as held-for-sale under Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. At December 31, 2004, assets classified as held for sale consisted primarily of commercial leases.

During the fourth quarter of 2004, the Company purchased 2.4 million shares of MidCountry equity securities for $36.1 million maintaining its ownership interest of approximately 44%. The Company accounts for the investment under the equity method.

Effective January 1, 2005, the property and casualty insurance Pooling Agreement was amended and restated to add AVIC to participate in the Pooling Agreement with other companies in the Alfa Group. In addition, Fire will retrocede the quota share business it receives from Virginia Mutual to the same intercompany pool.

Nature of Operations. Alfa Corporation’s insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property and casualty insurance in Georgia and Mississippi. Its property and casualty business is pooled with that of the Alfa Mutual Insurance Companies which write property and casualty business in Alabama. Approximately 78.2% of the Company’s property and casualty premium income and 68.3% of its total premium income for 2004 was derived from the Company’s participation with the Mutual Group in a Pooling Agreement.

Effective August 1, 1987, the Company entered into a property and casualty insurance Pooling Agreement (the “Pooling Agreement”) with Mutual, and other members of the Mutual Group. On January 1, 2002, Fire and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement. On January 1, 2005, AVIC, a subsidiary of the Company, and the quota share business that Fire receives from Virginia Mutual became participants in the Pooling Agreement.

The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. Both the Mutual Group and the Company write preferred risk automobile, homeowner, farmowner and manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty and AVIC are direct writers of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group including Specialty.

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

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Estimated Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%
January 1, 2003	12.1	301.5	18%
January 1, 2004	14.2	352.0	18%
January 1, 2005	17.9	443.7	19%

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

A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of Specialty, two members of the Board of Directors of the Company and Jerry A. Newby, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company, Specialty and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts which could arise in the selection of risks to be insured by the participants by making the results of each participant’s operations dependent on the results of all of the Pooled Business. Accordingly, the participants should have substantially identical underwriting ratios for the Pooled Business excluding catastrophes as long as the Pooling Agreement remains in effect. See “Property and Casualty Insurance” section regarding impact of catastrophes.

The participation of the Company in the Pooling Agreement may be changed or terminated without the consent or approval of the stockholders, and the Pooling Agreement may be terminated only by mutual agreement of the parties in writing. Any such termination, or a change in the Company’s allocated share of the pooled business, inclusion of riskier business or certain types of reinsurance assumed in the pool, or other changes to the Pooling Agreement, could have a material adverse impact on the Company’s earnings. Participants’ respective abilities to share in the pooled business are subject to regulatory capital requirements.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments to those reports are made available on its website at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.” Also available on the website is the Company’s Code of Ethics titled “Principles of Business Conduct” which can be accessed under such title.

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business, with property and casualty insurance as one segment, life insurance as one segment, non-insurance business composed of consumer financing, commercial leasing, and benefit services as one segment, and corporate operations as one segment. All investing activities are allocated to the segments based on the actual assets, investments and cash flows of each segment.

Segment profit or loss for the property and casualty operating segment is measured by underwriting profits and losses as well as by total net profit. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by total net profit. Segment expenses are borne by the segment which directly incurred such expense or are allocated based on the Management and Operating Agreement (See Note 3 – Related Party Transactions in the consolidated notes to the financial statements of the Company’s annual report to stockholders for the year ended December 31, 2004, as included in Exhibit 13). Presented below is summarized financial information for the Company’s four business segments as of and for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share data)
Premiums and other revenues
Property and casualty insurance	$521,280	$486,470	$461,181
Life insurance	132,466	119,491	113,919
Noninsurance operations	9,018	14,674	15,052
Corporate	(1,735)	(1,097)	(1,103)

Premiums and revenues before eliminations	$661,029	$619,538	$589,049
Eliminations	(661)	(602)	(705)

Total premiums and other revenues	$660,368	$618,936	$588,344

Net income
Insurance operations
Property and casualty insurance	$68,750	$53,116	$48,414
Life insurance	18,763	19,058	18,384

Total insurance operations	$87,513	$72,174	$66,798
Noninsurance operations	2,087	4,027	4,635
Net realized investment gains	4,582	4,071	3,354
Corporate expenses	(4,737)	(1,803)	(3,079)

Net income	$89,445	$78,469	$71,708

Net income per share
Basic	$1.12	$0.98	$0.91

Diluted	$1.11	$0.98	$0.90

Weighted average shares outstanding
Basic	79,984,651	79,808,669	78,804,265

Diluted	80,489,502	80,390,001	79,546,788

Property and Casualty Insurance:

The Alfa Insurance Group’s primary business is personal lines property and casualty insurance, which accounts for over 79% of total premiums and approximately 72% of total revenues. Automobile and homeowners insurance account for approximately 86% of property and casualty premiums. In Alabama, the Alfa Insurance Group enjoys approximately a 20% share of the personal automobile and homeowners markets, second only to State Farm. The Company is a direct writer and distributes its products utilizing an independent exclusive agent sales force. The following table shows the Company’s pooled share of premium distribution by product for property and casualty insurance for 2004:

Automobile	62.0%
Homeowner	23.6%
Farmowner	5.0%
Commercial	4.5%
Manufactured Home	3.0%
Other	1.9%

100.0%

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income and operating income for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Earned premiums
Personal lines	$473,931	$441,668	$411,014
Commercial lines	16,135	15,325	14,332
Pools, associations and fees	4,771	4,732	4,596
Reinsurance ceded	(4,705)	(2,668)	(1,842)

Total	$490,132	$459,057	$428,100

Net underwriting income	$54,971	$40,233	$32,612

Loss ratio	60.7%	61.7%	62.9%
LAE ratio	4.2%	3.9%	4.3%
Expense ratio	23.9%	25.6%	25.2%

GAAP basis combined ratio	88.8%	91.2%	92.4%

Underwriting margin	11.2%	8.8%	7.6%

Net investment income	$34,746	$28,503	$30,434

Operating income before tax	$90,892	$69,656	$64,232

Operating income, net of tax	$68,750	$53,116	$48,414

A discussion of the Company’s property and casualty insurance operating results shown above is included on pages 2 and 3 of Exhibit 13, representing pages 18 and 19 of the Company’s annual report to stockholders for the year ended December 31, 2004.

The Company’s strategy in property and casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby marketing and underwriting to achieve a preferred, profitable book of business. The Company’s objective is to operate with an underwriting profit. Historically, this objective has been met except for five separate years, each of which was primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, Alfa Corporation’s share of the Alfa Group’s storm-related losses has been substantially reduced, thus providing much greater earnings stability and growth potential. The lower exposure also means a substantial reduction in reinsurance costs. Alfa Group pooled catastrophe losses for 2004, 2003 and 2002 totaled approximately $347 million, $69 million and $42 million, respectively. The Company’s share of such losses totaled $9.3 million, $7.9 million and $7.5 million in 2004, 2003 and 2002, respectively.

There are inherent uncertainties in reserving for unpaid losses. Management’s philosophy has been to establish reserves at a high level of confidence. Consequently, actual results have not generally reached the level of reserves established. The Company experienced no materially significant large losses or gains in its loss payments during 2002, 2003 or 2004 which led to changes in estimates.

The Company’s business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company’s financial condition and operating results. However, the Company believes that its current catastrophe protection program, which began November 1, 1996, reduces the earnings volatility caused by such catastrophe exposures.

Life Insurance:

Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest sensitive whole life and universal life products in Alabama, Georgia and Mississippi and distributes these products utilizing an employee/agent and independent exclusive agent sales force. In the highly fragmented life insurance market in Alabama, Alfa ranks among the leaders in market share.

Life offers several different types of whole life and term insurance products. As of December 31, 2004, Life had in excess of $19.7 billion of life insurance inforce. As of December 31, for each year indicated, the Company had insurance inforce as follows:

	2004	2003	2002
	(in thousands)
Ordinary life	$19,719,825	$18,206,689	$16,681,050
Credit life	$12,526	$10,554	$9,591
Group life	$47,152	$45,505	$45,777

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses and life insurance operating income for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Premiums and Policy Charges
Universal life policy charges	$19,863	$18,823	$17,680
Universal life policy charges- COLI	3,473	3,245	3,168
Interest sensitive life policy charges	10,754	10,475	10,697
Traditional life insurance premiums	36,642	33,087	30,748
Group life insurance premiums	492	542	712

Total	$71,224	$66,172	$63,005

Net investment income	$49,129	$44,735	$47,290

Benefits and expenses	$86,864	$76,368	$75,524

Operating income before tax	$25,465	$25,751	$26,210

Operating income, net of tax	$18,763	$19,058	$18,384

A discussion of the Company’s life insurance operating results shown above is included on pages 3 and 4 of Exhibit 13, representing pages 19 and 20 of the Company’s annual report to stockholders for the year ended December 31, 2004.

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

The Company’s investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from approximately $718 million to over $1.8 billion at the end of 2004, a compound annual growth rate of 10%. During that same period investment income has almost doubled, growing from $45.6 million to over $89.3 million. At year end, the value of unrealized gains in Alfa’s portfolio was $39.4 million, net of tax. The portfolio was invested 73.0% in fixed income securities, 5.4% in equities, 4.4% in short-term investments and 17.2% in other investments which include consumer loans, commercial leases, partnerships and an interest in equity method investments.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2004 and 2003:

	December 31,
	2004	2003
AAA to A-	92.8%	90.9%
BBB+ to BBB-	6.8%	8.4%
BB+ and below (below investment grade)	0.4%	0.7%

	100.0%	100.0%

A discussion of the Company’s investments is included on pages 5 though 7 of Exhibit 13, representing pages 21 through 23 of the Company’s annual report to stockholders for the year ended December 31, 2004.

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

Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. These reserve calculations are reviewed regularly by management and as required by state law, the Company periodically engages an independent actuary to render an opinion as to the adequacy of reserves established by management, whose opinions are filed with the various jurisdictions in which the Company is licensed. Based upon practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company’s reserves are adequate.

Life Reserves. The life insurance policy reserves reflected in the Company’s financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. A list of the assumptions used in the calculation of Life’s reserves are reported in the financial statements (See Note 6 -Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements of the Company’s annual report to stockholders for the year ended December 31, 2004, as included in Exhibit 13).

Activity in the liability for unpaid losses and loss adjustment expenses, prepared in accordance with accounting principles generally accepted in the United States of America, is summarized as follows:

	2004		2003		2002
	Property and Casualty	Life	Property and Casualty	Life	Property and Casualty	Life
Balance at January 1,	$144,723,003	$4,567,589	$140,019,766	$4,372,433	$132,745,502	$4,561,276
Less reinsurance recoverables on unpaid losses	(5,133,250)	(543,978)	(2,648,790)	(690,672)	(2,199,925)	(954,204)

Net balance at January 1,	139,589,753	4,023,611	137,370,976	3,681,761	130,545,577	3,607,072

Incurred related to:
Current year	325,446,874	27,089,443	312,309,956	24,427,420	294,232,846	18,915,015
Prior years	(7,280,159)	28,369	(10,761,807)	115,329	(6,530,751)	345,553

Total incurred	318,166,715	27,117,812	301,548,149	24,542,749	287,702,095	19,260,568

Paid related to:
Current year	232,589,448	24,905,841	229,234,630	22,327,532	213,935,128	17,239,062
Prior years	74,310,336	1,958,927	70,094,742	1,873,367	66,941,568	1,946,817

Total paid	306,899,784	26,864,768	299,329,372	24,200,899	280,876,696	19,185,879

Net balance at December 31,	150,856,684	4,276,655	139,589,753	4,023,611	137,370,976	3,681,761
Plus reinsurance recoverables on unpaid losses	3,251,046	1,677,427	5,133,250	543,978	2,648,790	690,672

Balance at December 31,	$154,107,730	$5,954,082	$144,723,003	$4,567,589	$140,019,766	$4,372,433

The liability for estimated unpaid losses and loss adjustment expenses is based on a detail evaluation of reported losses and of estimates of incurred but not reported losses. Adjustments to the liability based on subsequent developments are included in current operations. The Company is primarily an insurer of private passenger motor vehicles and of single family homes and has limited exposure for difficult-to-estimate claims such as environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition.

Other Business:

The Company operates four other subsidiaries which are not considered to be significant by SEC Regulations for purposes of separate disclosure. These subsidiaries are Alfa Financial Corporation (Financial), a lending and leasing institution, Alfa Agency Georgia, Inc., Alfa Agency Mississippi, Inc. and Alfa Benefits Corporation, a provider of benefit services for the Alfa Group.

Financial is an institution engaged principally in making consumer loans and originating commercial leases. Loans are available through substantially all agency offices of the Company. These loans and leases are collateralized by automobiles and other property. The Company considers an account to be delinquent if it is thirty or more days late in its scheduled payments. At December 31, 2004, the delinquency ratio of the loan portfolio was 1.48%, or $1.6 million. Loans charged off in 2004 totaled $432,099 or 0.4% of the average outstanding loan portfolio. At December 31, 2004, the Company maintained an allowance for loan losses of $1,244,280 or approximately 1.1% of the outstanding loan balance. At December 31, 2004, the delinquency ratio of the lease portfolio was 10.67%, or $9.7 million. Leases charged off in 2004 were $8,303,396 or 7.8% of the average outstanding lease portfolio. At December 31, 2004, the Company maintained an allowance for lease losses of $9,727,546 or approximately 10.7% of the outstanding lease balance.

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

At December 31, 2004, Mutual owned 34,296,747 shares, or 43.0%, Fire owned 9,187,970 shares, or 11.5%, and Alfa Mutual General Insurance Company owned 631,165 shares, or 0.8%, of the Company’s outstanding common stock.

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

Restrictions on Dividends to Stockholders: The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of incorporation, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property and casualty companies - the statutory net income for the preceding year, or for life companies - the statutory net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company’s subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2005 without prior approval of regulatory authorities is approximately $76.3 million based on December 31, 2004 financial condition and results of operations.

Risk-Based Capital Requirements: The National Association of Insurance Commissions (NAIC) adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines “risk-based capital” (RBC) by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company’s insurance subsidiaries significantly exceed that which would require regulatory attention.

Personnel:

The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments and Management. At December 31, 2004, the Company was represented by 488 agents in Alabama who are employees of Mutual. The Company’s property and casualty subsidiaries had 128 independent exclusive agents in Georgia and Mississippi at December 31, 2004. The Company believes its employee relations are good.

Item 2. Properties.

(a) Physical Properties of the Company and Its Subsidiaries. The Company leases its home office facilities in Montgomery, Alabama, from Mutual.

Item 3. Legal Proceedings.

Certain legal proceedings are in process at December 31, 2004. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $2.2 million in 2004, $1.1 million in 2003, and $5.3 million in 2002. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensation damages, mental anguish damages, and punitive damages.

Approximately 45 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at December 31, 2004. Of the 45 proceedings, 32 were filed in 2004, eight were filed in 2003, one was in 2002, three were filed in 1999, and one was filed in 1996. One of the 45 pending cases was filed as a purported class action, but the plaintiffs dismissed the class allegation. In a case tried in January 2001, in Barbour County, Alabama, the jury returned a verdict for the plaintiff against Life for $500,000 in compensatory damages and $5,000,000 in punitive damages. After Life filed post-trial motions, the trial court reduced the punitive damage award to $1,500,000. On appeal, the Alabama Supreme Court issued an opinion further reducing the total judgment to $400,000. On Life’s Application for Rehearing the Supreme Court withdrew its earlier opinion and substituted a new opinion, rendering a judgment in favor of Life on plaintiff’s tort claims, and ordering a new trial on plaintiff’s breach of oral contract claims. Plaintiff subsequently filed an Application for Rehearing which was overruled (denied) by the Supreme Court.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The “Stockholder Information” section on page 49 of Exhibit 13 representing the Inside Back Cover of the Company’s annual report to stockholders for the fiscal year ended December 31, 2004, is incorporated herein by reference.

Stock repurchase activity for the three months ended December 31, 2004 is summarized below:

	Shares			Average Price per Share
Total Shares Authorized to be Repurchased			12,000,000
Less: Total Shares Repurchased at September 30, 2004		7,938,123
Shares Repurchased -
October 2004	104,400			$13.65
November 2004	5,100			$13.72
December 2004	0			$—

Total Shares Repurchased in three months ended December 31, 2004		109,500		$13.65

Total Shares Repurchased under Stock Repurchase Program			8,047,623

Total Shares Available for Repurchase			3,952,377

Item 6. Selected Financial Data.

The “Selected Financial Data” section on page 47 of Exhibit 13, representing page 63 of the Company’s annual report to stockholders for the year ended December 31, 2004, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis” section on pages 1 through 15 of Exhibit 13, representing pages 17 through 31 of the Company’s annual report to stockholders for the fiscal year ended December 31, 2004, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The “Quantitative and Qualitative Disclosures about Market Risk” section on pages 7 through 9 of Exhibit 13, representing pages 23 through 25 of the Company’s annual report to stockholders for the fiscal year ended December 31, 2004, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 16 through 46 of Exhibit 13, representing pages 32 through 62 of the Company’s annual report to stockholders for the fiscal year ended December 31, 2004, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

II-1

Based on their evaluation of the effectiveness of Alfa Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of Alfa Corporation have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by Alfa Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis, and to make all necessary improvements in controls and procedures and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

II-2

Part III

Item 10. Directors and Executive Officers of the Registrant.

For information with respect to the Directors of the Company, see Election of Directors on page 2 of the Proxy Statement for the annual meeting of stockholders to be held April 28, 2005, which is incorporated herein by reference.

Executive Officers of the Company:

The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person’s principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name	Age	Position	Since

Jerry A. Newby	57	Chairman of the Board and President; President of its subsidiaries and associated companies; President Alabama Farmers Federation, and farmer	1998

C. Lee Ellis	53	Executive Vice President, Operations and Treasurer of Alfa Corporation and its subsidiaries	1999

Charles W. Hawkins	67	Executive Vice President, Marketing; Prior to 2000, Senior Vice President, Marketing North Alabama	2000

Stephen G. Rutledge	46	Senior Vice President, CFO and Chief Investment Officer; Prior to 2000, Senior Vice President, Investments	2000

Al Scott	49	Senior Vice President, Secretary and General Counsel	1997

James R. Azar	68	Senior Vice President, Planning	1979

Thomas E. Bryant	58	Senior Vice President, Human Resources; Prior to 2001, Vice President, Human Resources, American General Life & Accident Insurance Company	2001

Wyman Cabaniss	53	Senior Vice President, Underwriting	1998

Bill Harper, Jr.	60	Senior Vice President, Life Operations of Alfa Life Insurance Corporation, Vice President of Alfa Financial Corporation since 1978.	1986

John Jung	58	Senior Vice President, Chief Information Officer	1999

Terry McCollum	68	Senior Vice President, Claims	1979

Ralph Forsythe	50	Vice President, Finance and Assistant CFO, Chief Accounting Officer; Prior to 2001, Chief Financial Officer, Haights Cross Communications, DBA The Coriolis Group; Prior to 2000, Vice President, Accounting, The United Methodist Publishing House	2001

The information set forth under the caption “Code of Ethics” on page 27 of the Proxy Statement for the annual meeting of stockholders to be held April 28, 2005 is incorporated herein by reference.

The Board of Directors has determined that B. Phil Richardson and Larry E. Newman qualify as independent financial experts on the Audit Committee within the meaning of Securities and Exchange Commission rules.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” on pages 5 through 11 of the Proxy Statement for the annual meeting of stockholders to be held April 28, 2005, except for the Report of the Committee on Executive Compensation, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing on pages 3 through 8 of the Proxy Statement for the annual meeting of stockholders to be held April 28, 2005, relating to the security ownership of certain beneficial owners and management, is incorporated herein by reference.

III-1

Item 13. Certain Relationships and Related Transactions.

The information appearing on pages 5 through 17 of the Proxy Statement for the annual meeting of stockholders to be held April 28, 2005, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Fees” on page 12 of the Proxy Statement for the annual meeting of stockholders to be held April 28, 2005 is incorporated herein by reference.

III-2

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. (incorporated by reference from pages 16 through 48 of Exhibit 13 representing pages 32 through 64 of the Company’s annual report to stockholders for the year ended December 31, 2004)

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Selected Financial Data.

2.	Financial Statement Schedules.

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3.	Exhibits

Exhibit (3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s 10-K for the year ended December 31, 1987.

Exhibit (10(a))	Amended and Restated Management and Operating Agreement effective January 1, 2001, Addendum No. 1 to the Amended and Restated Management and Operating Agreement dated as of August 9, 2001, Addendum No. 2 to the Amended and Restated Management and Operating Agreement dated as of August 23, 2004, and Addendum No. 3 to the Amended and Restated Management and Operating Agreement dated as of January 1, 2005

Exhibit (10(b))	Insurance Pooling Agreement Amended and Restated effective January 1, 2005

Exhibit (10(c))	Amended and Restated Tax Allocation Agreement of Alfa Corporation dated March 1, 2004

Exhibit (10(d))	Managing General Agent’s Agreement effective January 1, 2005

Exhibit (10(e))	Amendment No. 1 to LLC Interest Purchase Agreement Converting To a Plan of Merger

Exhibit (10(f))	Amendment No. 2 to LLC Interest Purchase Agreement

Exhibit (10(g))	Alfa Corporation 2005 Amended and Restated Stock Incentive Plan

Exhibit (10(h))	Restricted Stock Agreement Under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan

Exhibit (11)	Statement of Computation of Per Share Earnings

Exhibit (13)	The Company’s Annual Report to Stockholders for the fiscal year ended December 31, 2004. Such report, except for the portions incorporated herein by reference, is furnished to the Commission for information only and is not deemed filed as part of this report.

Exhibit (19)	Employee Stock Purchase Plan and 1993 Stock Incentive Plan are incorporated by reference from the Company’s 10-K for the year ended December 31, 1993.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company furnished the following Current Report on Form 8-K during the Fourth Quarter of 2004:

1.	Current Report on Form 8-K, dated October 20, 2004, to furnish the text of a press release issued on October 20, 2004 regarding third quarter results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Alfa Corporation:

Under date of March 9, 2005, we reported on the consolidated balance sheets of Alfa Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Birmingham, Alabama

March 9, 2005

ALFA CORPORATION AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2004

Type Of Investment	Cost Or Amortized Cost	Fair Value	Amount At Which Shown In Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies	$81,723,108	$84,802,252	$84,802,252
States, municipalities and political subdivisions	372,575,346	395,085,801	395,085,801
Public utilities	21,913,132	24,517,401	24,517,401
All other corporate bonds	195,834,243	216,410,804	216,410,804
Mortgage-backed securities	631,184,706	631,329,117	631,319,890
Redeemable preferred stocks	2,172,200	2,486,050	2,486,050

Total fixed maturities	1,305,402,735	1,354,631,425	1,354,622,198

Equity securities:
Common stocks:
Public utilities	2,498,996	4,016,575	4,016,575
Banks, trusts and insurance companies	5,122,193	5,685,850	5,685,850
Industrial, miscellaneous and all other	72,551,390	85,797,825	85,797,825
Nonredeemable preferred stocks	3,272,983	4,201,000	4,201,000

Total equity securities	83,445,562	99,701,250	99,701,250

Real estate	0	0	0

Policy loans	58,476,569	58,476,569	58,476,569

Collateral loans	110,792,974	113,917,064	110,792,974

Commercial leases	4,155,791	4,338,074	4,155,791

Other long-term investments	150,930,179	145,474,366	145,474,366

Short-term investments	80,988,969	80,988,969	80,988,969

Total investments	$1,794,192,779	$1,857,527,717	$1,854,212,117

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash	$66,106	$51,705
Short-term investments	567,355	4,553
Investment in subsidiaries*	764,129,907	701,871,804
Note receivable from subsidiaries*	215,874,984	181,729,824
Accounts receivable and other assets	693,718	389,202

Total assets	$981,332,070	$884,047,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$204,303,206	$164,443,769
Notes payable	81,600,000	74,600,000
Other liabilities	3,975,556	6,489,881

Total liabilities	289,878,762	245,533,650

Stockholders’ Equity:
Common stock, $1 par value, shares authorized - 110,000,000; issued -83,783,024 outstanding - 2004 - 79,849,467; 2003 - 80,233,316	83,783,024	83,783,024
Capital in excess of par value	10,961,782	8,864,064
Accumulated other comprehensive income	38,060,371	41,351,404
Retained earnings	599,609,509	537,746,631
Treasury stock, at cost (shares, 2004 – 3,933,557; 2003 – 3,549,708)	(40,961,378)	(33,231,685)

Total stockholders’ equity	691,453,308	638,513,438

Total liabilities and stockholders’ equity	$981,332,070	$884,047,088

*	Eliminates in consolidation

(continued)

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Dividends from subsidiaries*	$28,884,000	$26,777,219	$25,568,656
Interest from subsidiaries*	5,358,335	4,479,580	3,583,310
Gross realized investment losses	(19,270)	—	—
Other interest	9,389	16,049	74,169

Total revenues	34,232,454	31,272,848	29,226,135
Expenses:
Interest expense	6,332,393	5,242,459	4,538,786
Other expenses	3,765,911	3,473,420	2,198,183

Income before equity in undistributed income of subsidiaries	24,134,150	22,556,969	22,489,166

Equity in undistributed income of subsidiaries	65,310,809	55,911,979	49,218,840

Net income	$89,444,959	$78,468,948	$71,708,006

*	Eliminates in consolidation

(continued)

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$89,444,959	$78,468,948	$71,708,006

Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(65,310,809)	(55,911,979)	(49,218,840)
Gross realized investment losses	19,270	—	—
Change in other assets and accounts receivable	(323,786)	10,561	(129,325)
Change in other liabilities	577,879	1,646,707	26,343

Net cash provided by operating activities	24,407,513	24,214,237	22,386,184

Cash flows from investing activities:
Net change in note receivable for subsidiaries	(34,145,160)	(42,324,761)	(26,633,524)
Net change in short-term investments	(562,802)	2,554,037	(2,170,583)
Investment in subsidiaries	(8,417,500)	—	(16,500,000)
Net proceeds from sales of subsidiaries	8,055,609	—	—
Dissolution of subsidiary	—	27,018	—

Net cash used in investing activities	(35,069,853)	(39,743,706)	(45,304,107)

Cash flows from financing activities:
Net change in commercial paper	39,859,437	31,020,844	(31,992,980)
Change in notes payable	7,000,000	—	70,000,000
Purchases of treasury stock	(12,152,909)	(3,684,667)	(4,932,330)
Proceeds from exercise of stock options, net of tax	3,498,294	2,436,738	3,542,656
Proceeds from dividend reinvestment plan	—	10,795,812	9,634,500
Stockholder dividends paid	(27,528,081)	(25,122,932)	(23,421,623)

Net cash provided by financing activities	10,676,741	15,445,795	22,830,223

Net change in cash	14,401	(83,674)	(87,700)
Cash, beginning of year	51,705	135,379	223,079

Cash, end of year	$66,106	$51,705	$135,379

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,171,845	$5,176,877	$4,692,686

Income taxes	$31,420,000	$26,712,900	$27,058,434

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

For the years ended December 31, 2004, 2003 and 2002

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premium	Other Policy Claims And Benefits Payable	Premiums And Policy Charges	Net Investment Income	Benefits Claims, Losses And Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2004
Life Insurance	$158,015,747	$736,144,271	$0	$0	$71,224,395	$49,128,632	$71,894,833	$8,023,565	$11,095,240	$0
Property & casualty insurance	25,242,477	154,107,730	185,856,467	0	490,131,645	34,746,264	318,073,775	82,430,944	34,697,658	502,935,280
Noninsurance and corporate	0	0	0	0	0	5,480,003	0	0	9,648,296	0

Total	$183,258,224	$890,252,001	$185,856,467	$0	$561,356,040	$89,354,899	$389,968,608	$90,454,509	$55,441,194	$502,935,280

2003
Life Insurance	$146,174,862	$673,753,655	$0	$0	$66,172,052	$44,734,610	$63,054,252	$8,788,424	$9,551,547	$0
Property & casualty insurance	23,457,958	144,723,003	170,292,775	0	459,056,982	28,503,408	301,479,093	77,687,018	39,934,603	471,793,911
Noninsurance and corporate	0	0	0	0	0	9,853,614	0	0	8,082,684	0

Total	$169,632,820	$818,476,658	$170,292,775	$0	$525,229,034	$83,091,632	$364,533,345	$86,475,442	$57,568,834	$471,793,911

2002
Life Insurance	$133,570,205	$614,812,737	$0	$0	$63,005,394	$47,290,298	$58,795,881	$8,562,567	$13,064,933	$0
Property & casualty insurance	21,294,880	140,019,766	153,345,832	0	428,099,586	30,434,046	287,659,624	71,211,930	36,625,339	439,513,871
Noninsurance and corporate	0	0	0	0	0	10,380,305	0	0	9,415,145	0

Total	$154,865,085	$754,832,503	$153,345,832	$0	$491,104,980	$88,104,649	$346,455,505	$79,774,497	$59,105,417	$439,513,871

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

For years ended December 31, 2004, 2003 and 2002

	Gross Amount	Ceded to Other Companies		Amount Assumed from Other Companies		Net Amount	Percentage of Assumed From to Net
2004
Life insurance inforce	$19,779,502,871	$2,447,827,354		$0		$17,331,675,517	0%

Premiums and policy charges:
Life insurance	$75,565,924	$4,905,705		$0		$70,660,219	0%
Accident and health insurance	1,032,011	467,835		0		564,176	0%
Property and liability insurance	96,556,107	96,792,334	*	490,367,872	*	490,131,645	100%

	$173,154,042	$102,165,874		$490,367,872		$561,356,040	87%

2003
Life insurance inforce	$18,262,748,893	$2,421,536,699		$0		$15,841,212,194	0%

Premiums and policy charges:
Life insurance	$71,475,302	$5,372,826		$0		$66,102,476	0%
Accident and health insurance	69,576	0		0		69,576	0%
Property and liability insurance	87,194,835	87,371,206	*	459,233,353	*	459,056,982	100%

	$158,739,713	$92,744,032		$459,233,353		$525,229,034	87%

2002
Life insurance inforce	$16,736,418,213	$2,244,954,104		$0		$14,491,464,109	0%

Premiums and policy charges:
Life insurance	$67,706,042	$4,770,167		$0		$62,935,875	0%
Accident and health insurance	69,519	0		0		69,519	0%
Property and liability insurance	79,816,337	79,959,757	*	428,243,006	*	428,099,586	100%

	$147,591,898	$84,729,924		$428,243,006		$491,104,980	87%

*	These amounts are subject to the pooling agreement.

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Loan Losses:
2004 Allowance for Loan losses	$1,183,587	$524,820	$0	$464,127	$1,244,280

2003 Allowance for Loan losses	$1,074,460	$473,444	$0	$364,317	$1,183,587

2002 Allowance for Loan losses	$892,076	$576,634	$0	$394,250	$1,074,460

Leases Losses:
2004 Allowance for Lease losses	$3,487,123	$6,419,333	$0	$178,910	$9,727,546

2003 Allowance for Lease losses	$2,125,035	$1,847,930	$0	$485,842	$3,487,123

2002 Allowance for Lease losses	$1,310,041	$1,518,188	$0	$703,194	$2,125,035

See accompanying report on financial statement schedules of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFA CORPORATION

By	/s/ Jerry A. Newby
Jerry A. Newby, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry A. Newby (Jerry A. Newby)	Chairman of the Board Director and Principal Executive Officer	3/14/05 (Date)

/s/ C. Lee Ellis (C. Lee Ellis)	Executive Vice President, Operations Treasurer, Director (Principal Operations Officer)	3/14/05 (Date)

/s/ Stephen G. Rutledge (Stephen G. Rutledge)	Senior Vice President, CFO and Chief Investment Officer, (Principal Financial Officer)	3/14/05 (Date)

/s/ Hal F. Lee (Hal F. Lee)	Director	3/14/05 (Date)

/s/ Jake Harper, III (Jake Harper, III)	Director	3/14/05 (Date)

/s/ Steve Dunn (Steve Dunn)	Director	3/14/05 (Date)

/s/ Dean Wysner (Dean Wysner)	Director	3/14/05 (Date)

/s/ Russell R. Wiggins (Russell R. Wiggins)	Director	3/14/05 (Date)

/s/ Larry E. Newman (Larry E. Newman)	Director	3/14/05 (Date)

/s/ John R. Thomas (John R. Thomas)	Director	3/14/05 (Date)

/s/ B. Phil Richardson (B. Phil Richardson)	Director	3/14/05 (Date)

/s/ Boyd E. Christenberry (Boyd E. Christenberry)	Director	3/14/05 (Date)