Form 10-Q
period 2005-03-31
ALFA CORP
filed 2005-05-10
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2005
Common Stock, $1.00 par value	80,081,004 shares

ALFA CORPORATION

PART I. FINANCIAL INFORMATION (CONSOLIDATED UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $113,377 in 2005 and $123,935 in 2004)	$106,265	$114,708
Fixed Maturities Available for Sale, at fair value (amortized cost $1,360,807,420 in 2005 and $1,305,288,027 in 2004)	1,392,863,311	1,354,507,490
Equity Securities Available for Sale, at fair value (cost $90,713,241 in 2005 and $83,445,562 in 2004)	103,004,211	99,701,250
Policy Loans	59,330,527	58,476,569
Collateral Loans	112,864,157	110,792,974
Commercial Leases	3,397,617	4,155,791
Other Long-Term Investments	146,024,632	145,474,366
Short-Term Investments	54,523,385	80,988,969

Total Investments	1,872,114,105	1,854,212,117
Cash	14,787,928	20,052,493
Accrued Investment Income	16,664,961	16,726,050
Accounts Receivable	69,802,173	50,452,538
Reinsurance Balances Receivable	3,243,359	5,279,560
Deferred Policy Acquisition Costs	192,464,499	183,258,224
Assets Classified as Held for Sale	75,256,273	77,450,278
Goodwill	13,803,306	—
Other Intangible Assets (net of accumulated amortization of $172,325 in 2005)	9,053,675	—
Other Assets	17,182,681	15,266,244

Total Assets	$2,284,372,960	$2,222,697,504

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property and Casualty Insurance	$147,281,822	$154,107,730
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	578,703,393	555,733,736
Policy Liabilities and Accruals - Life Insurance Other Products	184,353,173	180,410,535
Unearned Premiums	210,947,874	185,856,467
Dividends to Policyholders	11,139,667	11,262,132
Premium Deposit and Retirement Deposit Funds	6,362,471	6,369,125
Deferred Income Taxes	37,976,283	43,100,038
Liabilities Associated with Assets Classified as Held for Sale	540,760	340,876
Other Liabilities	79,454,509	73,877,730
Due to Affiliates	18,263,594	29,995,986
Commercial Paper	223,879,995	204,303,206
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	15,887,635	15,887,635

Total Liabilities	1,584,791,176	1,531,245,196

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000	—	—
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,212,604 in 2005 and 79,833,467 in 2004	83,783,024	83,783,024
Capital in Excess of Par Value	13,269,027	10,961,782
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax of $26,584,609 in 2005 and $39,450,553 in 2004; unrealized (losses) on interest rate swap contract, net of tax of ($618,028) in 2005 and ($1,406,747) in 2004; unrealized gains on other long-term investments, net of tax of $133,548 in 2005 and $16,565 in 2004)	26,100,129	38,060,371
Retained Earnings	614,150,908	599,609,509
Treasury Stock, at cost (shares, 3,570,420 in 2005 and 3,949,557 in 2004)	(37,718,304)	(40,962,378)

Total Stockholders’ Equity	699,584,784	691,452,308

Total Liabilities and Stockholders’ Equity	$2,284,375,960	$2,222,697,504

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Premiums - Property and Casualty Insurance	$134,357,779	$120,043,668
Premiums - Life Insurance	11,090,951	10,146,938
Policy Charges - Life Insurance	9,329,426	8,990,197
Net Investment Income	22,975,156	21,901,161
Realized Investment Gains	1,117,228	1,457,349
Other Income	877,326	916,767

Total Revenues	179,747,866	163,456,080

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	111,019,236	90,573,888
Dividends to Policyholders	1,077,474	1,042,724
Amortization of Deferred Policy Acquisition Costs	25,836,126	22,905,300
Other Operating Expenses	13,365,726	13,072,942

Total Benefits, Losses and Expenses	151,298,562	127,594,854

Income Before Provision for Income Taxes	28,449,304	35,861,226
Provision For Income Taxes	6,878,960	10,384,339

Net Income	$21,570,344	$25,476,887

Net Income Per Share
- Basic	$0.27	$0.32

- Diluted	$0.27	$0.32

Weighted Average Shares Outstanding
- Basic	80,165,952	80,097,071

- Diluted	80,680,958	80,652,201

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Income	$21,570,344	$25,476,887
Other Comprehensive (Loss) Income, net of tax:
Change in Fair Value of Securities Available for Sale	(12,139,748)	11,145,163
Unrealized Gain (Loss) on Interest Rate Swap Contract	788,720	(751,491)
Unrealized Gain (Loss) on Other Long-term Investments	116,984	(319,469)
Less: Reclassification Adjustment for Realized Investment Gains	726,198	947,277

Total Other Comprehensive (Loss) Income	(11,960,242)	9,126,926

Total Comprehensive Income	$9,610,102	$34,603,813

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$21,570,344	$25,476,887

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(33,707,877)	(27,247,151)
Amortization of Deferred Policy Acquisition Costs	25,836,126	22,905,300
Depreciation and Amortization	991,638	742,845
Provision for Deferred Taxes	620,171	725,570
Interest Credited on Policyholders’ Funds	6,912,270	6,743,557
Net Realized Investment Gains	(1,117,228)	(1,457,349)
Other	2,926,091	(1,875,240)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	61,089	(929,388)
Accounts Receivable	(15,800,799)	(1,857,118)
Reinsurance Balances Receivable	2,036,201	148,398
Due to Affiliates	(11,732,392)	(6,072,905)
Other Assets	(1,298,361)	(1,920,138)
Liability for Policy Reserves	(4,156,006)	1,430,829
Liability for Unearned Premiums	25,091,407	8,540,745
Amounts Held for Others	(129,119)	(197,902)
Other Liabilities	7,650,700	8,970,435

Net Cash Provided by Operating Activities	25,754,255	34,127,375

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	8,410	15,146
Maturities and Redemptions of Fixed Maturities Available for Sale	83,500,171	68,602,136
Maturities and Redemptions of Other Investments	955,011	445,332
Sales of Fixed Maturities Available for Sale	49,655,126	6,329,942
Sales of Equity Securities	28,414,808	72,324,921
Sales of Other Investments	1,651,896	448,497
Purchases of Fixed Maturities Available for Sale	(189,497,314)	(216,267,760)
Purchases of Equity Securities	(32,025,079)	(35,337,270)
Purchases of Other Investments	(19,001,897)	(6,703,065)
Origination of Consumer Loans Receivable	(16,257,187)	(14,113,658)
Principal Payments on Consumer Loans Receivable	14,129,357	12,606,212
Origination of Commercial Leases Receivable	(7,551,016)	(25,766,473)
Principal Payments on Commercial Leases Receivable	9,828,501	12,571,385
Net Change in Short-term Investments	26,465,584	70,486,847
Net Change in Receivable/Payable on Securities	900,953	216,465
Net Proceeds from Sales of Subsidiaries	—	7,495,925
Purchase of Subsidiary	(12,488,566)	—

Net Cash Used in Investing Activities	(61,311,242)	(46,645,418)

Cash Flows From Financing Activities:
Change in Commercial Paper	19,576,789	6,564,775
Change in Notes Payable to Affiliates	—	(3,189,435)
Stockholder Dividends Paid	(7,028,945)	(6,275,796)
Purchases of Treasury Stock	—	(4,431,731)
Proceeds from Exercise of Stock Options	411,064	1,363,030
Deposits of Policyholders’ Funds	31,409,743	30,571,466
Withdrawal of Policyholders’ Funds	(14,076,229)	(13,101,349)

Net Cash Provided by Financing Activities	30,292,422	11,500,960

Net Change in Cash	(5,264,565)	(1,017,083)
Cash - Beginning of Period	20,052,493	10,892,516

Cash - End of Period	$14,787,928	$9,875,433

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$2,309,798	$1,466,007
Income Taxes	$351,630	$418,658

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2005

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in Note 2) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash

Cash consists of demand deposits at a bank.

At March 31, 2005, The Vision Insurance Group, LLC (Vision) – (see Note 3) had a carrier contract requiring them to fund a collateral trust based on a percentage of written premiums. The primary purpose was to provide collateral for the payment of all obligations and performance of all duties set forth in the contract. The amount in the trust is reviewed on an annual basis and adjusted accordingly. The amount of cash restricted at March 31, 2005 was $942,920.

Accounts Receivable

Accounts receivable are primarily comprised of premium installment plan receivables from policyholders, insurance carrier receivables and amounts due from brokers. The Company’s allowance for doubtful accounts related to the insurance carrier receivables at March 31, 2005 was $45,000. The Company had no allowance for doubtful accounts at December 31, 2004.

Reclassifications

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the current period’s presentation. Such reclassification did not impact earnings or total stockholders’ equity.

2. Pooling Agreement

Effective August 1, 1987, the Company’s property and casualty insurance subsidiaries entered into a reinsurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. On January 1, 2001, Alfa Mutual Fire Insurance Company (Fire) and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement. On January 1, 2005, Alfa Vision Insurance Corporation (AVIC), a subsidiary of the Company, became a participant in the Pooling Agreement. AVIC is a direct writer in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky and Florida. In addition, the Quota Share Reinsurance Treaty between Virginia Mutual Insurance Company (Virginia Mutual), an affiliate of the Mutual Group, was added to the pool on January 1, 2005.

The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. The Mutual Group, Virginia Mutual and the Company write preferred risk automobile, homeowner, farmowner and manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and businessowner insurance. Specialty and AVIC are direct writers primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property and casualty business. Substantially all of the Mutual Group’s direct property and casualty business (together with the property and casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group including Specialty.

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

A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of Specialty, two members of the Board of Directors of the Company and Jerry A. Newby, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company, Specialty and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts which could arise in the selection of risks to be insured by the participants by making the results of each participant’s operations dependent on the results of all of the Pooled Business. Accordingly, the participants should have substantially identical underwriting ratios for the Pooled Business excluding catastrophes as long as the Pooling Agreement remains in effect. See the “Property and Casualty Insurance” section within Management’s Discussion and Analysis for more information on the impact of catastrophes.

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

The following table sets forth the premiums and losses ceded to and assumed from the pool for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Premiums ceded to pool	$28,061	$23,561
Premiums assumed from pool	$134,388	$120,088
Losses ceded to pool	$12,599	$14,135
Losses assumed from pool	$76,141	$68,436

The Company incurred $11.6 million of catastrophe losses in the first quarter of 2005. These losses resulted in reductions to the Company’s net income of approximately $0.09 per diluted share, after reinsurance and taxes. No catastrophe losses were incurred in the first quarter of 2004.

3. Business Combinations

On January 3, 2005, the Company completed the purchase of The Vision Insurance Group, LLC (Vision), a managing general agency, by acquiring all of the member’s equity of Vision for a total purchase price of $24.8 million. Vision’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company has deemed this acquisition to be immaterial to its overall financial position.

The aggregate purchase price of $24.8 million consisted of $15 million in cash, 325,035 shares of common stock valued at $5 million, equity settlement due to seller of $0.5 million and contingent consideration of $4.3 million.

Vision was founded in 1997 by John C. Russell, President, as a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. The company is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

The Company views this acquisition as an opportunity to expand its personal lines business in new markets through Vision’s 2,500 independent agents. An insurance subsidiary, AVIC, was formed through which Vision will write its nonstandard automobile business. Vision operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. Both Vision and AVIC are wholly-owned subsidiaries of the Company.

The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives by the acquired entity. At March 31, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $14 million. The probable or expected contingency payout is recorded at $4.3 million and is included under the heading of “Other Liabilities” on the Company’s balance sheet at March 31, 2005.

Internal funds, short-term borrowings, and common stock financed the acquisition.

4. Goodwill and Other Intangible Assets

The Company recorded goodwill related to the purchase of Vision in the amount of $13.8 million and other intangible assets in the amount of $9.2 million. These amounts are expected to be fully deductible for tax purposes.

The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained.

Goodwill represents the excess cost over the fair value of the net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually. The impairment testing requires the Company to compare the fair value of its subsidiary to their carrying value to determine if there is potential impairment of goodwill. If the fair value of the subsidiary is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied value of the goodwill is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics. In the first quarter of 2005, the Company completed a quarterly impairment review that affirmed there was no impairment as of March 31.

Other intangible assets are classified into three categories:

•	“Agent Relationships” intangible asset represents on-going contractual relationships between existing agents at acquisition date and the managing general agent.

•	“Information Technology” intangible asset is software enhancements.

•	“Restrictive Covenants” intangible asset is a covenant not to compete for one Vision executive.

As of March 31, 2005, other intangible assets by asset class are as follows:

	Agent Relationships	Information Technology	Restrictive Covenants	Total
Gross carrying amount	$7,706,000	$400,000	$1,120,000	$9,226,000
Accumulated amortization	(96,325)	(20,000)	(56,000)	(172,325)

Net carrying amount	$7,609,675	$380,000	$1,064,000	$9,053,675

The cost of other intangible assets is being amortized over a range of 5 to 20 years, with a weighted average original life of 17.5 years. Amortization expense for the three-month period ended March 31, 2005 is $172,325. Amortization expense for intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, and 2009 is estimated to be $689,300 per year.

When impairment indicators arise or annually, the Company will assess the recoverability of its intangible assets through an analysis of expected cash flows.

5. Stockholders’ Equity

On January 1, 2005, the Company entered into a subscription agreement with John C. Russell, President and one of the owners of Vision, for the issuance of 325,035 non-registered shares of common stock related to the acquisition of Vision. The agreement places certain restrictions as to the sale, transfer, or disposal of such shares.

6. Commercial Paper, Notes Payable and Hedging Activities

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Short-term debt was $239.8 million and $220.2 million at March 31, 2005 and December 31, 2004, respectively, and long-term debt was $70 million at both March 31, 2005 and December 31, 2004.

Commercial Paper

The Company had approximately $223.9 million in commercial paper at a weighted average rate of 2.72% including rates ranging from 2.60% to 2.87% with maturities ranging from April 1, 2005 to May 17, 2005 outstanding at March 31, 2005. At December 31, 2004, the Company had approximately $204.3 million in commercial paper at a weighted average rate of 2.32% including rates ranging from 1.83% to 2.38% with maturities ranging from January 4, 2005 to February 2, 2005. The Company intends to continue to use the commercial paper program to fund its short-term needs. However, backup lines of credit are in place up to $300 million to cover up to $230 million in commercial paper and the $70 million variable-rate demand note described below. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. Included in the financial covenants are requirements that the Company maintain minimum levels of stockholders’ equity and perform at a level that produces acceptable ratios of credit losses to reserves and indebtedness to capitalization. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire.

Notes Payable

The Company issued a variable-rate $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 as a means of funding the collateral loan and commercial lease portfolios. In addition, the Company had $15.9 million in short-term debt outstanding to affiliates at both March 31, 2005 and December 31, 2004, with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable. Due to the short-term nature of the Company’s borrowings, their fair values approximate their carrying values.

Hedging Activities

Management believes it is prudent to limit the variability of a portion of its interest payments on the $70 million long-term obligation. The Company’s objective is to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating long-term debt with a fixed rate of 4.945%. During the first quarter of 2005, interest received ranged from 2.358% to 2.798%.

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

Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The Company accounts for the hedging instrument using the short-cut method. The effectiveness of the interest rate swap is assessed quarterly. Based on this assessment, the Company has deemed the swap to be highly effective and has not reclassified any of the gains or losses to interest expense in the subsequent periods. The fair value of the interest rate swap contract decreased by $1,213,416 in the first quarter of 2005 prior to a tax benefit of $424,696.

If it is determined that the swap has ceased to be a highly effective hedge, is sold, or is terminated, the Company will discontinue hedge accounting prospectively. The change in fair value of the hedged item attributable to hedged risk, as has been reported in accumulated other comprehensive income, would be amortized to interest expense over the remaining life of the hedged item.

7. Contingent Liabilities

The property and casualty subsidiaries participate in a reinsurance pooling agreement with Mutual and its affiliates as discussed in Note 2. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company’s property and casualty subsidiaries, the obligation to pay the claim would remain with the Company’s subsidiaries.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based on a detailed evaluation of reported losses and estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Certain legal proceedings are in process at March 31, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $381,000 and $658,000 for the first three months of 2005 and 2004, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 43 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2005. Of the 43 proceedings, one was filed in 2005, 31 were filed in 2004, seven were filed in 2003, three were filed in 1999, and one was filed in 1996.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, three purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. Two purported class action lawsuits have been filed against Alfa Financial Corporation. These relate to OFC Capital leases with customers of NorVergence, a telecommunications provider who filed for Chapter 7 bankruptcy in July 2004. No class has been certified in any of these six purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

The Company’s property and casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1,000,000. In the unlikely event of a guarantee call, the Company’s property and casualty subsidiaries would be liable to reimburse Fire a maximum of $200,000.

Similarly, in 2003, the Company’s property and casualty subsidiaries entered into a second agreement with Fire which agreed to guarantee, on behalf of Alfa Ventures II, LLC, the lesser of $25,000,000 or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supercedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property and casualty subsidiaries would be liable to reimburse Fire a maximum of $5,000,000. During 2004, the Company’s property and casualty subsidiaries entered into a third agreement with Fire in which Fire agreed to guarantee, on behalf of EastChase Office, LLC, an amount of $3,180,077 to CB&T. In the unlikely event of a guarantee call, the property and casualty subsidiaries would be liable to reimburse Fire a maximum of $636,016.

The Company periodically invests in affordable housing tax credit partnerships. At March 31, 2005, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $25.1 million. These commitments are included under the heading of “Other Liabilities” on the Company’s Balance Sheet at March 31, 2005.

8. Segment Information

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

The table below summarizes net income by its components of operating income by segment, net realized gains and losses, and corporate expenses for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands, except share and per share data)
Insurance operations
Property and casualty insurance	$15,514	$19,429	(20)%
Life insurance	5,111	4,472	14%

Total insurance operations	$20,625	$23,901	(14)%
Noninsurance operations	867	1,263	(31)%
Net realized investment gains	726	947	(23)%

Corporate	(648)	(634)	2%

Net income	$21,570	$25,477	(15)%

Net income per share
- Basic	$0.27	$0.32	(15)%

- Diluted	$0.27	$0.32	(15)%

Weighted average shares outstanding
- Basic	80,165,952	80,097,071

- Diluted	80,680,958	80,652,201

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, operating income, net realized investment gains and net income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands)
Earned premiums
Personal lines	$124,132	$115,416	8%
Commercial lines	4,185	3,946	6%
Other fees	1,577	1,214	30%
Reinsurance ceded	(845)	(633)	33%
Reinsurance assumed	5,309	101	5156%

Total earned premiums	$134,358	$120,044	12%

Net underwriting income	$9,365	$19,014	(51)%

Loss ratio	65.5%	57.0%
LAE ratio	3.4%	3.9%
Expense ratio	24.1%	23.3%

GAAP basis combined ratio	93.0%	84.2%

Underwriting margin	7.0%	15.8%

Net investment income	$9,311	$7,422	25%

Other income	$351	$362	(3)%

Pretax operating income	$19,027	$26,798	(29)%

Operating income, net of tax	$15,514	$19,429	(20)%

Realized investment gains (losses), net of tax	$215	$(11)	2055%

Net income	$15,729	$19,418	(19)%

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investment gains and losses, and net income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$5,082	$4,895	4%
Universal life policy charges – COLI	1,559	1,504	4%
Interest sensitive life policy charges	2,688	2,592	4%
Traditional life insurance premiums	10,574	9,654	10%
Group life insurance premiums	517	492	5%

Total premiums and policy charges	$20,420	$19,137	7%

Net investment income	$12,227	$11,464	7%

Benefits and expenses	$22,452	$22,191	1%

Amortization of deferred policy acquisition costs	$2,474	$2,309	7%

Pretax operating income	$7,721	$6,101	27%

Operating income, net of tax	$5,111	$4,472	14%

Realized investment gains, net of tax	$511	$1,110	(54)%

Net income	$5,622	$5,582	1%

9. Accounting for Stock-Based Compensation

At March 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004. The Company accounts for this plan under Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the recognition and measurement principles of the intrinsic value method. Compensation cost on fixed awards with prorata vesting is recognized using the straight-line method.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income as reported	$21,570,344	$25,476,887
Add: Total stock-based compensation expense included in reported net income, net of tax effect	70,767	699

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(515,970)	(399,597)

Pro forma net income	$21,125,141	$25,077,989

Earnings per share, as reported
- Basic	$0.27	$0.32
- Diluted	$0.27	$0.32

Pro forma earnings per share
- Basic	$0.26	$0.31
- Diluted	$0.26	$0.31

10. Stock Incentive Plan

On April 28, 2005, the Company’s stockholders approved the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”). The Plan replaced the Company’s previous stock option plan, which went into effect in 1993.

The Plan permits the grant of a variety of equity based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The Plan also permits awards of stock appreciation rights, Restricted Shares, Restricted Share Units and Performance Shares.

11. Held for Sale Operations

During the fourth quarter of 2004, the Company committed to sell the OFC Capital commercial leasing division, which is included in the Noninsurance segment. The Company expects to sell this operation during the second quarter of 2005 and have reported them as held-for-sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No gain or loss is expected to be recognized and no amounts of revenue and pretax profit or loss have been reported in discontinued operations due to the Company’s significant continuing involvement in an equity method investment. At March 31, 2005, assets classified as held for sale consisted primarily of commercial leases.

12. Other Long-term Investments

Included in the Company’s “Other Long-term Investments” are investments in partnerships of $70,215,003 and $71,948,707 at March 31, 2005 and December 31, 2004, respectively.

13. Supplemental Disclosure for Statement of Cash Flows

The following table presents the Company’s noncash investing and financing activities for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Business combinations:
Treasury stock issued	$5,000,000	$—
Contingent consideration	4,348,088	—
Equity settlement due to seller	452,774	—

14. Financial Accounting Developments

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. The Company has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Company’s financial position or income at March 31, 2005. The Company will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. This statement was scheduled to be effective for all interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a delay in the required implementation date of the new standard. The statement will now be effective for all fiscal years beginning after June 15, 2005, and thus, will be effective for the Company beginning with the first quarter of 2006. The Company is continuing to evaluate the impact of SFAS No. 123R on its financial condition or results of operations. Information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based compensation is included in Note 9 – Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS. No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. This statement requires that exchanges of nonmonetary assets be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheets of Alfa Corporation and subsidiaries as of March 31, 2005 and 2004, the related consolidated statements of income and comprehensive income for the three months ended March 31, 2005 and 2004, and the related consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Birmingham, Alabama
May 10, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management’s Discussion and Analysis is intended to update the reader on matters affecting the financial condition and results of operations of Alfa Corporation and its subsidiaries for the three-month periods ended March 31, 2005 and 2004. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in this 10-Q and in the annual report to stockholders for the year ended December 31, 2004.

Alfa Corporation, a financial services holding company is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.0% of Alfa Corporation’s common stock, their largest single investment. The Company’s primary business is personal lines of property and casualty insurance and life insurance. At March 31, 2005, it also had noninsurance subsidiaries that engaged in consumer financing, commercial leasing, benefits administration and agency operations.

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

Operating results are reported through three primary business segments: property and casualty insurance operations, life insurance operations and noninsurance operations. Property and casualty insurance operations accounted for 80.3% of revenues and 72.9% of net income in the first three months of 2005. Life insurance operations generated 18.6% of revenues and 26.1% of net income during the same period.

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

The following table sets forth consolidated summarized income statement information for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premiums	$134,358	$120,044	12%
Life insurance premiums and policy charges	20,420	19,137	7%

Total premiums and policy charges	$154,778	$139,181	11%

Net investment income	$22,975	$21,901	5%

Total revenues	$179,748	$163,456	10%

Net income
Insurance Operations
Property and casualty insurance	$15,514	$19,429	(20)%
Life insurance	5,111	4,472	14%

Total insurance operations	$20,625	$23,901	(14)%
Noninsurance operations	867	1,263	(31)%
Net realized investment gains	726	947	(23)%
Corporate	(648)	(634)	2%

Net income	$21,570	$25,477	(15)%

Net income per share
- Basic	$0.27	$0.32	(15)%

- Diluted	$0.27	$0.32	(15)%

Weighted average shares outstanding
- Basic	80,165,952	80,097,071

- Diluted	80,680,958	80,652,201

Total premiums and policy charges increased $15.6 million, or 11% in the first three months of 2005 as a result of increased premium production in both property casualty and life business and strong persistency. Life insurance premiums and policy charges increased $1.3 million, or 6.7% during the first quarter of 2005. Excluding group premiums, the growth rate in life insurance premiums and policy charges was 7.0% in the first three months of 2005. Net investment income increased 5% in the first three months of 2005 due to increased earnings from equity method investments and partnerships as well as a slight improvement in yield. Positive cash flows resulted in an increase in invested assets of 1.0% in the three months since December 31, 2004.

Operating income for the property and casualty subsidiaries decreased by approximately $3.9 million or 20% in the first quarter of 2005 due primarily to approximately $11.6 million in pretax storm losses incurred during the first quarter of 2005. No catastrophic storm losses were incurred in the first three months of 2004. Despite the negative impact of storms, earned premiums increased by 12%. The property and casualty underwriting margin decreased from 15.8% in the first three months of 2004 to 7.0% in the same period of 2005. Excluding the 8.7% impact of catastrophic losses, the overall loss ratio would have been 56.9%, a slight decrease from the comparable ratio of 57.0% in the first quarter of 2004. An increase in the expense ratio was driven by ceding commissions paid on written premiums. Investment income grew by 25% in the first quarter of 2005 primarily due to an increase in partnership earnings.

Life insurance operating income increased $639,000 or 14% in the first quarter of 2005 partially due to a lower mortality ratio of 90% compared to 94% during the first three months of 2005. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, in the first three months of 2005, the Company experienced more favorable financial results when compared to 2004 due to the lower mortality ratio.

Noninsurance operating income decreased 31% in the first three months of 2005. While pretax earnings from the finance subsidiary’s investment in MidCountry Financial improved by approximately $561,000 when compared to the first three months of 2004, earnings from the consumer loan and commercial leasing divisions declined by approximately $75,000 and $959,000, respectively. The benefit subsidiary’s first quarter operating earnings in 2005 increased by approximately $160,000 while corporate expenses increased by 2% in the first three months of 2005 as increased borrowing costs were partially offset by lower operational expenses.

Net income declined by 15% on a per diluted share basis in the first quarter of 2005 compared to 2004.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis loss, expense and combined ratios, underwriting margin, net investment income, other income, reinsurance assumed, operating income, net realized investment gains and net income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands)
Earned premiums
Personal lines	$124,132	$115,416	8%
Commercial lines	4,185	3,946	6%
Other fees	1,577	1,214	30%
Reinsurance ceded	(845)	(633)	33%
Reinsurance assumed	5,309	101	5156%

Total earned premiums	$134,358	$120,044	12%

Net underwriting income	$9,365	$19,014	(51)%

Loss ratio	65.5%	57.0%
LAE ratio	3.4%	3.9%
Expense ratio	24.1%	23.3%

GAAP basis combined ratio	93.0%	84.2%

Underwriting margin	7.0%	15.8%

Net investment income	$9,311	$7,422	25%

Other income	$351	$362	(3)%

Pretax operating income	$19,027	$26,798	(29)%

Operating income, net of tax	$15,514	$19,429	(20)%

Realized investment gains (losses), net of tax	$215	$(11)	2055%

Net income	$15,729	$19,418	(19)%

Earned premiums increased $14.3 million, or 11.9% in the first three months of 2005, due primarily to an increase in sales production of new business and the positive impact of business generated by Fire’s quota share reinsurance treaty with Virginia Mutual. Continued good persistency in the preferred and standard automobile and homeowner lines also contributed to premium increases.

Operating income decreased by approximately $3.9 million as $11.6 million in pretax catastrophic storm losses were incurred during the first quarter of 2005. No catastrophic storm losses were incurred in the same period of 2004. The underwriting margin of 7.0% in the first three months of 2005 was the result of a 65.5% loss ratio (56.9% excluding storm losses), a 3.4% loss adjustment expense (LAE) ratio and a 24.1% expense ratio compared to a loss ratio of 57.0%, a LAE ratio of 3.9% and an expense ratio of 23.3% in the first quarter of 2004. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

The Alfa Group had approximately $31.5 million in gross catastrophe losses during February and March of 2005 due to the impact of tornadoes and other severe weather. The effect of claims from these events impacted underwriting results by $0.09 per share, after taxes, based upon the intercompany pooling arrangement and Alfa group-wide catastrophe protection program. The increase in the expense ratio was attributable to ceding commissions paid on written premiums being generated by AVIC and Virginia Mutual. The impact on the expense ratio will decrease as premiums are earned over the related policy terms.

Invested assets declined 2.5% since December 31, 2004 while investment income increased by $1.9 million primarily due to an increase in partnership earnings.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, life insurance operating income, net realized investments gains and losses, and net income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$5,082	$4,895	4%
Universal life policy charges – COLI	1,559	1,504	4%
Interest sensitive life policy charges	2,688	2,592	4%
Traditional life insurance premiums	10,574	9,654	10%
Group life insurance premiums	517	492	5%

Total premiums and policy charges	$20,420	$19,137	7%

Net investment income	$12,227	$11,464	7%

Benefits and expenses	$22,452	$22,191	1%

Amortization of deferred policy acquisition costs	$2,474	$2,309	7%

Pretax operating income	$7,721	$6,101	27%

Operating income, net of tax	$5,111	$4,472	14%

Realized investment gains, net of tax	$511	$1,110	(54)%

Net income	$5,622	$5,582	1%

The Company’s life insurance premiums and policy charges increased $1.3 million, or 6.7% in the first quarter of 2005. Issued annualized new business premium decreased by 1.1% to $4.0 million while persistency declined from 92.8% to 91.3%. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at March 31, 2005 and 2004 as a percentage of the annualized premium paid at March 31, 2005 and 2004, respectively.

Life insurance operating income, net of tax, increased approximately $639,000 or 14.3% in the first three months of 2005. Death claims increased approximately $580,000, or 10.0% in the first quarter of 2005, while mortality declined from 94% in the first three months of 2004 to 90% for the same period in 2005. Investment income increased 6.7% while invested assets grew by 3.5% due to positive cash flows. General expenses decreased by approximately $712,000 or 19.2% primarily due to a decrease in legal costs. Amortization of deferred policy acquisition costs increased by 7.2% due to growth in deferred costs related to new business production.

NONINSURANCE OPERATIONS

Noninsurance operations were down 31% due primarily to unfavorable results in the finance subsidiary. Earnings from the consumer loan operations decreased from $627,000 in the first quarter of 2004 to $552,000 in the same quarter of 2005, primarily due to a decrease in the margin between the rate at which the Company was able to lend and the rate at which it borrowed funds. The commercial leasing division experienced a loss of approximately $514,000 in the first quarter of 2005 compared to earnings of approximately $445,000 in the same period of 2004. This loss was the result of increasing reserves and additional legal fees related to the Chapter 7 bankruptcy filing of NorVergence, a telecommunications provider that previously serviced over 300 of the Company’s leasing customers. Offsetting the decline in earnings in the consumer loan and commercial lease divisions was the finance subsidiary’s investment in MidCountry Financial that yielded pretax income of approximately $823,000 during the first three months of 2005 compared to $262,000 in the same period during 2004. In addition, Vision, the Company’s subsidiary engaged in agency operations and Alfa Benefits Corporation, the Company’s subsidiary covering certain employee benefits, generated approximately $66,000 and $228,000 in earnings, respectively, during the first quarter of 2005 compared to $0 and a loss of $85,000 in the first quarter of 2004.

CORPORATE

Corporate expenses increased 2%, or approximately $14,000 due primarily to an increase in borrowing costs offset by a reduction in accounting fees. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by approximately $348,000 from levels experienced in the first three months of 2004.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Increase in invested assets since January 1, 2005 and 2004	1.0%	3.9%
Investment yield rate (annualized)	6.0%	5.8%
Increase in net investment income since March 31, 2004 and 2003	4.9%	1.6%

As a result of the overall positive cash flows from operations, invested assets grew 1.0% since January 1, 2005 and 2.3% since March 31, 2004 while net investment income increased 4.9%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s life subsidiary, which had $5.1 million in operating income. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. Offsetting the improvement in the life subsidiary results was a decline in profitability of the property and casualty subsidiaries, which had $9.4 million in underwriting income in the first three months of 2005. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan portfolio of the finance subsidiary and to fund a portion of the acquisition costs of Vision. During the first three months of 2005, the

Company also increased its investment in debt securities by approximately $55.5 million. The Company’s increase in net investment income resulted primarily from earnings on equity method investments and partnerships.

The overall yield rate, calculated using amortized cost, improved slightly to 6.0%. The Company had net realized investment gains before income taxes of approximately $1.1 million in the first three months of 2005 compared to realized investment gains of approximately $1.5 million during the same period of 2004. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	32.7%	34.0%
Corporate bonds	24.9	21.7

Total taxable	57.6	55.7
Tax exempts	16.8	17.3

Total fixed maturities	74.4	73.0

Equity securities	5.5	5.4
Policy loans	3.2	3.2
Collateral loans	6.0	6.0
Commercial leases	0.2	0.2
Other long-term investments	7.8	7.8
Short-term investments	2.9	4.4

Total	100.0%	100.0%

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
AAA to A-	92.6%	92.8%
BBB+ to BBB-	7.0	6.8
BB+ and below (below investment grade)	0.4	0.4

	100.0%	100.0%

At March 31, 2005, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At March 31, 2005, approximately 43.9% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. At March 31, 2005, the Company’s total portfolio of fixed maturities had gross unrealized gains of $43.6 million and gross unrealized losses of $11.5 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first three months of 2005, the Company sold approximately $49.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $3,249 and gross realized losses of $1,305,421. During the same period in 2004, the Company sold approximately $6.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $567,315 and gross realized losses of $260,266.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At March 31, 2005, the Company had unrealized gains in such investments of approximately $2.6 million compared to approximately $3.5 million at December 31, 2004. The Company recognized a net loss of $151,375 on the disposal of high yield debt securities in the first three months of 2004. No such disposals occurred in the first quarter of 2005.

It is the Company’s policy to write down securities whose declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first quarter of 2005, the Company wrote down one bond issue totaling $141,651 whose decline in value was deemed to be other than temporary. No such write-downs occurred during the first three months of 2004. There were no non-performing bonds included in the portfolio at either March 31, 2005 or December 31, 2004.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was reclassified to Assets Classified as Held for Sale at December 31, 2004. Automobiles, equipment and other property collateralize these loans and leases. At March 31, 2005, the delinquency ratio on the loan portfolio was 1.31%, or $1.5 million and the delinquency ratio on the lease portfolio was 11.02%, or $10.9 million. Loans charged off in the first three months of 2005 totaled $136,413 while leases charged off in the same period were $754,385. At March 31, 2005, the Company maintained an allowance for loan losses of $1,280,180 or approximately 1.1% of the outstanding loan balance. Loans in a nonaccrual status at March 31, 2005 were $348,193. In addition, at March 31, 2005, the Company maintained an allowance for lease losses of $10,669,008 or approximately 12.0% of the outstanding lease balance. Repossessed assets, net of allowances for losses on disposal, included in other assets were $1,557,036 and $956,552 at March 31, 2005 and December 31, 2004, respectively. Leases in a nonaccrual status at March 31, 2005 were $9,622,907. All leases that were more than 90 days late were in nonaccrual status at the March 31, 2005. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity method investments.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation (Financial), invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was approximately $823,000 in the first three months of 2005 compared to approximately $262,000 in the first quarter of 2004.

INCOME TAXES

The effective tax rate in the first three months of 2005 was 24.2% compared to 25.9% for the full year 2004 and 29.0% for the first three months of 2004. The decrease in the effective tax rate in the first three months of 2005 is due to increases in tax credits resulting from investments in partnerships established to construct and manage affordable housing and a reduction in the Company’s tax contingency reserve. The decrease from the 2004 full-year effective rate is due to decreases in income before provision for income taxes adjusted by the relative mix of taxable versus tax-exempt income, an increase in tax credits resulting from investments in partnerships established to construct and manage affordable housing and a reduction in the Company’s tax contingency reserve. Based on information available at March 31, 2005, the Company currently anticipates the effective tax rate recorded in the financial statements for the three-month period ending March 31, 2005 to increase to 27.6% for all of 2005.

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

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to the Company. The major sources of the subsidiaries’ liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company’s investment portfolio consists of readily marketable securities which can be sold for cash. Based on a review of the Company’s matching of asset and liability maturities and on the interest sensitivity of the majority of policies inforce, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has a limited number of contractual obligations in the form of long-term debt and operating leases. These leases have primarily been originated by its commercial leasing subsidiary and Vision. Operating leases supporting the corporate headquarters are the responsibility of Alfa Mutual Insurance Company (Mutual), an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement.

The Company’s contractual obligations at March 31, 2005 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,970,962	$458,578	$1,826,828	$1,519,253	$166,303
Capital lease obligations	239,835	124,859	114,976	—	—

Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	15,887,635	15,887,635	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$90,098,432	$16,471,072	$1,941,804	$1,519,253	$70,166,303

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2005, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2005 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$38,002,635	$22,115,000	$—	$15,887,635	$—

Standby letters of credit	75,000	75,000	—	—	—

Guarantees	5,836,016	200,000	—	5,636,016	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	278,283,314	250,899,978	17,974,697	6,213,038	3,195,601

Total commercial commitments	$322,196,965	$273,289,978	$17,974,697	$27,736,689	$3,195,601

Certain commercial commitments in the table above include items that may, in the future, require recognition within the financial statements of the Company. Events leading to the call of a guarantee, the failure of the policy administration system being developed for use by the life insurance operations to perform properly and achievement of specific metrics by Vision are examples of situations that would impact the financial position and results of the Company.

Net cash provided by operating activities for the first three months of 2005 and 2004 approximated $25.8 million and $34.1 million, respectively. Such net positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities which provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

Total borrowings increased approximately $19.6 million in the first three months of 2005 to $309.8 million. The majority of the short-term debt is commercial paper issued by the Company. At March 31, 2005, the Company had approximately $223.9 million in commercial paper at rates ranging from 2.60% to 2.87% with maturities ranging from April 1, 2005 to May 17, 2005. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Alfa Mutual Insurance Company and Alfa Mutual Fire Insurance Company. In addition, the Company had $15.9 million in short-term debt outstanding to affiliates at March 31, 2005 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

Included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety on June 1, 2017 with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary. The Company has entered into an interest rate swap contract in order to achieve its objective of hedging 100 percent of its variable-rate long-term interest payments over the first five years of the note. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby fixing the rate on such debt at 4.945%.

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 4,000,000 shares of common stock have been reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During February 2005, the Company issued 427,000 options.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During the first three months of 2005, the Company did not repurchase any shares. At March 31, 2005, the total repurchased was 8,047,623 shares at a cost of $62,422,632. The Company has reissued 2,560,401 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 shares to fund a portion of the acquisition of Vision.

Stock repurchase activity for the three months ended March 31, 2005 is summarized below:

	Shares			Average Price Per Share
Total shares authorized to be repurchased			12,000,000
Less: Total shares repurchased at December 31, 2004		8,047,623
Shares repurchased –
January 2005	0			N/A
February 2005	0			N/A
March 2005	0			N/A

Total shares repurchased in three months ended March 31, 2005		0		N/A

Total shares repurchased under stock repurchase program			8,047,623

Total shares available for repurchase			3,952,377

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $4.5 million and $4.1 million in the first three months of 2005 and 2004, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the inforce business is interest sensitive type policies that generally have lower rates of surrender. At March 31, 2005, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $621.7 million.

The Company’s business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company’s financial condition and operating results. However, the Company’s current catastrophe protection program, which began November 1, 1996, reduced the potential adverse impact and earnings volatility caused by such catastrophe exposures.

The Company’s management uses estimates in determining loss reserves for inclusion in its financial statements. Internal actuaries conduct periodic reviews to determine a range of reasonable loss reserves. In addition, the Company’s current catastrophe protection program, which began November 1, 1996, was established to address the economics of catastrophe finance. This plan limits the Company’s exposure to catastrophes which might otherwise deplete the Company’s surplus through the combination of shared catastrophe exposure within the Alfa Group and the purchase of reinsurance coverage from external reinsurers.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At March 31, 2005, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at March 31, 2005. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2004. As the Company operates in the property and casualty and life insurance industries, its accounting policies are well defined with industry-specific accounting literature governing the recognition of insurance-related revenues and expenses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 74% of the Company’s assets and 58% of the Company’s liabilities are reported at March 31, 2005 and therefore have a direct effect on net earnings and stockholders’ equity.

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

The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $484,745 at March 31, 2005. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $738,575 and $232,374, respectively.

Due to the Company’s geographically-concentrated operations, it is possible that changes in assumptions based on regional data could cause fluctuations in reported results. However, the Company’s exposure to large adjustments in these reserves created by these assumption changes is partially limited by its participation in the Alfa Group’s catastrophe protection program. Historically, the Company’s reserves, in the aggregate, have been adequate when compared to actual results. Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy.

RESERVES FOR POLICYHOLDER BENEFITS

Benefit reserves for traditional life products are determined according to the provisions of Statement of Financial Accounting Standard (SFAS) No. 60, Accounting and Reporting by Insurance Enterprises. The methodology used requires that the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums (that portion of the gross premium required to provide for all future benefits and expenses) be determined. Such determination uses assumptions, including provision for adverse deviation, for expected investment yields, mortality, terminations and maintenance expenses applicable at the time the insurance contracts are issued. These assumptions determine the level and the sufficiency of reserves. The Company annually tests the validity of these assumptions.

Benefit reserves for universal life products are determined according to the provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This standard directs that, for policies with an explicit account balance, the benefit reserve is the account balance without reduction for any applicable surrender charge. Benefit reserves for the Company’s annuity products, like those for universal life products, are determined using the requirements of SFAS No. 97.

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

Reserves for all other benefits are computed in accordance with presently accepted actuarial standards. Management believes that reserve amounts reflected in the Company’s balance sheet related to life products:

•	are consistently applied and fairly stated in accordance with sound actuarial principles;

•	are based on actuarial assumptions which are in accordance with contract provisions;

•	make a good and sufficient provision for all unmatured obligations of the Company guaranteed under the terms of its contracts;

•	are computed on the basis of assumptions consistent with those used in computing the corresponding items of the preceding year end; and

•	include provision for all actuarial reserves and related items that ought to be established.

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, write-downs of approximately $142,000 were recorded in the first three months of 2005 on fixed maturities. No write-downs were recorded in the same period of 2004.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over the lives of the polices in relation to the present value of estimated gross profits which are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Acquisition costs for property and casualty insurance are amortized over the period in which the related premiums are earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustment to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

RESERVES FOR LITIGATION

The Company is subject to lawsuits in the normal course of business related to its insurance and noninsurance products. At the time a lawsuit becomes known, management evaluates the merits of the case and determines the need for establishing estimated reserves for potential settlements or judgments as well as reserves for potential costs of defending the Company against the allegations of the complaint. These reserves may be adjusted as the case develops. Periodically, and at least quarterly, management assesses all pending cases as a basis for evaluating reserve levels. At that point, any necessary adjustments are made to applicable reserves as determined by management and are included in current operating results. Reserves may be adjusted based upon outside counsels’ advice regarding the law and facts of the case, any revisions in the law applicable to the case, the results of depositions and/or other forms of discovery, general developments as the case progresses such as a favorable or an adverse trial court ruling, whether a verdict is rendered for or against the Company, whether management believes an appeal will be successful, or other factors that may affect the anticipated outcome of the case. Management believes adequate reserves have been established in known cases. However, due to the uncertainty of future events, there can be no assurance that actual outcomes will not differ from the assessments made by management.

FINANCIAL ACCOUNTING DEVELOPMENTS

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. The Company has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Company’s financial position or income at March 31, 2005. The Company will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. This statement was scheduled to be effective for all interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a delay in the required implementation date of the new standard. The statement will now be effective for all fiscal years beginning after June 15, 2005, and thus, will be effective for the Company beginning with the first quarter of 2006. The Company is continuing to evaluate the impact of SFAS No. 123R on its financial condition or results of operations. Information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based compensation is included in Note 9 – Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS. No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. This statement requires that exchanges of nonmonetary assets be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or income.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company’s filings with the Securities and Exchange Commission, including this report on Form 10-Q. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio is primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee and Management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings are in process at March 31, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $381,000 and $658,000 for the first three months of 2005 and 2004, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 43 legal proceedings against Alfa Life Insurance Corporation (Life) were in process at March 31, 2005. Of the 43 proceedings, one was filed in 2005, 31 were filed in 2004, seven were filed in 2003, three were filed in 1999, and one was filed in 1996.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, three purported class action lawsuits are pending against the property and casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. Two purported class action lawsuits have been filed against Alfa Financial Corporation. These relate to OFC Capital leases with customers of NorVergence, a telecommunications provider who filed for Chapter 7 bankruptcy in July 2004. No class has been certified in any of these six purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

On April 28, 2005 at the annual meeting, the stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the “Plan”). The Plan was described in the Company’s Proxy Statement dated March 24, 2005 under the caption “Approval of 2005 Amended and Restated Stock Incentive Plan,” at page 18 and such description is hereby incorporated by reference. The Plan was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004.

ITEM 6. EXHIBITS

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 05/10/05	By:	/s/ Jerry A. Newby
Jerry A. Newby
President
(Chief Executive Officer)

Date 05/10/05	By:	/s/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President
(Chief Financial Officer and Chief Investment Officer)