Form 10-Q
period 2005-06-30
ALFA CORP
filed 2005-08-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2005
Common Stock, $1.00 par value	80,091,104 shares

ALFA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $108,327 in 2005 and $123,935 in 2004)	$101,442	$114,708
Fixed Maturities Available for Sale, at fair value (amortized cost $1,356,809,245 in 2005 and $1,305,288,027 in 2004)	1,412,718,571	1,354,507,490
Equity Securities Available for Sale, at fair value (cost $96,308,359 in 2005 and $83,445,562 in 2004)	106,500,417	99,701,250
Policy Loans	59,866,125	58,476,569
Collateral Loans	117,136,148	110,792,974
Commercial Leases	3,348,057	4,155,791
Other Long-Term Investments	145,703,454	145,474,366
Short-Term Investments	70,384,433	80,988,969

Total Investments	1,915,758,647	1,854,212,117
Cash	17,490,372	20,052,493
Accrued Investment Income	16,518,692	16,726,050
Accounts Receivable	77,722,823	50,452,538
Reinsurance Balances Receivable	2,511,978	5,279,560
Deferred Policy Acquisition Costs	194,431,695	183,258,224
Assets Classified as Held for Sale	77,752,016	77,450,278
Goodwill	13,924,306	—
Other Intangible Assets (net of accumulated amortization of $341,700 in 2005)	8,766,300	—
Other Assets	19,315,389	15,266,244

Total Assets	$2,344,192,218	$2,222,697,504

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property and Casualty Insurance	$143,565,172	$154,107,730
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	587,295,857	555,733,736
Policy Liabilities and Accruals - Life Insurance Other Products	187,181,916	180,410,535
Unearned Premiums	219,502,309	185,856,467
Dividends to Policyholders	11,224,057	11,262,132
Premium Deposit and Retirement Deposit Funds	6,285,672	6,369,125
Deferred Income Taxes	44,247,356	43,100,038
Liabilities Associated with Assets Classified as Held for Sale	683,876	340,876
Other Liabilities	72,648,385	73,877,730
Due to Affiliates	20,896,586	29,995,986
Commercial Paper	223,909,322	204,303,206
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	24,873,787	15,887,635

Total Liabilities	1,612,314,295	1,531,245,196

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000	—	—
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,028,804 in 2005 and 79,833,467 in 2004	83,783,024	83,783,024
Capital in Excess of Par Value	15,164,546	10,961,782
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $39,343,682 in 2005 and $39,450,553 in 2004; unrealized (losses) on interest rate swap contract, net of tax, of ($728,751) in 2005 and ($1,406,747) in 2004; unrealized gains on other long-term investments, net of tax, of $7,701 in 2005 and $16,565 in 2004)	38,622,632	38,060,371
Retained Earnings	634,685,588	599,609,509
Treasury Stock, at cost (shares, 3,754,220 in 2005 and 3,949,557 in 2004)	(40,377,867)	(40,962,378)

Total Stockholders’ Equity	731,877,923	691,452,308

Total Liabilities and Stockholders’ Equity	$2,344,192,218	$2,222,697,504

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues
Premiums - Property and Casualty Insurance	$273,343,821	$242,389,710	$138,986,041	$122,346,043
Premiums - Life Insurance	20,303,738	18,568,127	9,212,787	8,421,189
Policy Charges - Life Insurance	18,023,169	17,442,480	8,693,743	8,452,283
Net Investment Income	45,882,057	44,454,131	22,906,901	22,552,970
Realized Investment Gains	2,997,583	3,387,543	1,880,357	1,930,194
Other Income	9,163,229	1,537,563	2,227,936	620,796

Total Revenues	369,713,597	327,779,554	183,907,765	164,323,475

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	213,287,106	191,560,423	101,529,176	100,986,535
Dividends to Policyholders	2,021,825	1,962,954	944,351	920,229
Amortization of Deferred Policy Acquisition Costs	53,529,672	46,274,103	27,693,546	23,368,804
Other Operating Expenses	32,094,924	24,345,953	13,409,925	11,273,011

Total Benefits, Losses and Expenses	300,933,527	264,143,433	143,576,998	136,548,579

Income Before Provision for Income Taxes	68,780,070	63,636,121	40,330,767	27,774,896
Provision For Income Taxes	18,654,565	17,593,104	11,775,606	7,208,766

Net Income	$50,125,505	$46,043,017	$28,555,161	$20,566,130

Net Income Per Share
- Basic	$0.63	$0.58	$0.36	$0.26

- Diluted	$0.62	$0.57	$0.35	$0.26

Weighted Average Shares Outstanding
- Basic	80,124,054	80,068,036	80,082,617	80,039,000

- Diluted	80,609,351	80,590,799	80,538,612	80,531,351

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Income	$50,125,505	$46,043,017	$28,555,161	$20,566,130
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	1,841,558	(16,991,262)	13,981,306	(28,136,425)
Unrealized Gain (Loss) on Interest Rate Swap Contract	677,996	1,824,722	(110,724)	2,576,213
Unrealized Gain (Loss) on Other Long-term Investments	(8,864)	219,463	(125,848)	538,932
Less: Reclassification Adjustment for Realized Investment Gains	1,948,429	2,201,903	1,222,231	1,254,626

Total Other Comprehensive Income (Loss)	562,261	(17,148,980)	12,522,503	(26,275,906)

Total Comprehensive Income (Loss)	$50,687,766	$28,894,037	$41,077,664	$(5,709,776)

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$50,125,505	$46,043,017
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(65,493,793)	(53,933,135)
Amortization of Deferred Policy Acquisition Costs	53,529,672	46,274,103
Depreciation and Amortization	1,970,229	1,475,947
Stock-based Compensation	208,641	50,351
Provision for Deferred Taxes	885,419	1,273,378
Interest Credited on Policyholders’ Funds	14,094,323	13,669,418
Net Realized Investment Gains	(2,997,583)	(3,387,543)
Other	1,251,508	1,370,775
Changes in Operating Assets and Liabilities:
Accrued Investment Income	207,358	(432,627)
Accounts Receivable	(24,990,672)	(10,033,084)
Reinsurance Balances Receivable	2,767,582	314,135
Other Assets	(3,481,480)	(1,928,971)
Liability for Policy Reserves	(3,784,366)	5,049,080
Liability for Unearned Premiums	33,645,842	13,919,552
Amounts Held for Others	(121,528)	(62,356)
Other Liabilities	(2,419,762)	(784,698)
Due to Affiliates	(9,099,400)	(1,581,351)

Net Cash Provided by Operating Activities	46,297,495	57,295,991

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	13,198	29,011
Maturities and Redemptions of Fixed Maturities Available for Sale	196,093,297	181,452,775
Maturities and Redemptions of Other Investments	2,075,624	1,384,099
Sales of Fixed Maturities Available for Sale	64,089,036	11,828,510
Sales of Equity Securities	57,760,453	93,262,943
Sales of Other Investments	2,308,475	792,825
Purchases of Fixed Maturities Available for Sale	(311,498,070)	(347,262,984)
Purchases of Equity Securities	(64,225,666)	(61,409,822)
Purchases of Other Investments	(24,552,504)	(11,123,062)
Origination of Consumer Loans Receivable	(34,193,659)	(30,389,510)
Principal Payments on Consumer Loans Receivable	27,721,868	24,657,311
Origination of Commercial Leases Receivable	(17,668,067)	(61,080,444)
Principal Payments on Commercial Leases Receivable	18,415,047	29,771,297
Net Change in Short-term Investments	10,604,536	71,445,239
Net Change in Receivable/Payable on Securities	7,859,786	3,344,972
Net Proceeds from Sales of Subsidiaries	—	7,495,925
Purchase of Subsidiary, Net of Cash Acquired	(12,702,438)	—

Net Cash Used in Investing Activities	(77,899,084)	(85,800,915)

Cash Flows From Financing Activities:
Change in Commercial Paper	19,606,116	29,061,185
Change in Notes Payable to Affiliates	8,986,152	(112,459)
Stockholder Dividends Paid	(15,049,425)	(13,142,757)
Purchases of Treasury Stock	(2,960,751)	(7,620,611)
Proceeds from Exercise of Stock Options	648,380	2,400,600
Deposits of Policyholders’ Funds	44,855,869	43,998,826
Withdrawal of Policyholders’ Funds	(27,046,873)	(26,492,047)

Net Cash Provided by Financing Activities	29,039,468	28,092,737

Net Change in Cash	(2,562,121)	(412,187)
Cash - Beginning of Period	20,052,493	10,892,516

Cash - End of Period	$17,490,372	$10,480,329

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$5,152,679	$3,163,433
Income Taxes	$20,224,904	$23,105,561

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in Note 2) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2004. The results of operations for the six-month and three-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 2005, The Vision Insurance Group, LLC – (see Note 3) had a carrier contract requiring them to fund a collateral trust based on a percentage of written premiums. The primary purpose was to provide collateral for the payment of all obligations and performance of all duties set forth in the contract. The amount in the trust is reviewed on an annual basis and adjusted accordingly. The amount of cash restricted at June 30, 2005 was $946,753.

Accounts Receivable

Accounts receivable are primarily comprised of premium installment plan receivables from policyholders, insurance carrier receivables and amounts due from brokers. The Company’s allowance for doubtful accounts related to policyholder and insurance carrier receivables at June 30, 2005 was $187,506. The Company had no allowance for doubtful accounts at December 31, 2004.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current fiscal year. Such reclassification did not impact earnings or total stockholders’ equity.

2. Pooling Agreement

Effective August 1, 1987, the Company’s property casualty insurance subsidiaries entered into a reinsurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group. On January 1, 2001, Alfa Mutual Fire Insurance Company (Fire) and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement. On January 1, 2005, Alfa Vision Insurance Corporation (AVIC), a subsidiary of the Company, became a participant in the Pooling Agreement. In addition, the Quota Share Reinsurance Treaty between Fire and Alfa Virginia Mutual Insurance Company (Virginia Mutual), an affiliate of the Mutual Group, was added to the pool on January 1, 2005.

The Mutual Group is a direct writer primarily of personal lines of property and casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in Georgia and Mississippi. The Mutual Group, Virginia Mutual and the Company write preferred risk automobile and homeowner insurance, farmowner and manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including church and business owner insurance. Specialty and AVIC are direct writers primarily of nonstandard risk automobile insurance. Under the terms of the Pooling Agreement, the Company cedes to Mutual all of its property casualty business. Substantially all of the Mutual Group’s direct property casualty business (together with the property casualty business ceded by the Company) is included in the pool. Mutual currently retrocedes 65% of the pool to the Company and retains 35% within the Mutual Group including Specialty.

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

The Boards of Directors of the Mutual Group and of the Company’s property casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and the Department determined that the implementation of the Pooling Agreement did not require the Department’s approval.

A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of Specialty, two members of the Board of Directors of the Company and Jerry A. Newby, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company, Specialty and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property and casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts that could arise in the selection of risks to be insured by the participants by making the results of each participant’s operations dependent on the results of all of the pooled business. Accordingly, the participants should have substantially identical underwriting ratios for the pooled business excluding catastrophes as long as the Pooling Agreement remains in effect. See the “Property and Casualty Insurance” section within Management’s Discussion and Analysis for more information on the impact of catastrophes.

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

The following table sets forth the premiums and losses ceded to and assumed from the pool for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Premiums ceded to pool	$62,289	$47,684	$34,228	$24,123
Premiums assumed from pool	$274,561	$242,479	$140,173	$122,391
Losses ceded to pool	$48,619	$29,095	$36,021	$14,960
Losses assumed from pool	$165,822	$145,865	$89,681	$77,429

The Company incurred catastrophe losses of $11.6 million and $9.2 million in the first quarter of 2005 and second quarter of 2004, respectively. These losses resulted in reductions to the Company’s net income of approximately $0.09 and $0.07 per diluted share, after reinsurance and taxes in the respective years. No catastrophe losses were incurred in the second quarter of 2005 or the first quarter of 2004.

3. Business Combinations

On January 3, 2005, the Company completed the purchase of The Vision Insurance Group, LLC (Vision), a managing general agency, by acquiring all of the member’s equity of Vision for a total purchase price of $24.6 million. Vision’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company has deemed this acquisition to be immaterial to its overall financial position.

The aggregate purchase price of $24.6 million consisted of $15.3 million in cash, 325,035 shares of common stock valued at $5 million, and contingent consideration of $4.3 million.

Vision was founded in 1997 by John C. Russell, President, as a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. The company is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

The Company views this acquisition as an opportunity to expand its personal lines business in new markets through Vision’s 1,800 independent agents. An insurance subsidiary, AVIC, was formed through which Vision will write its nonstandard automobile business. Vision operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. Both Vision and AVIC are wholly-owned subsidiaries of the Company.

The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives by the acquired entity. At June 30, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the five years ending December 31, 2009, is $14 million. The probable or expected contingency payout is recorded at $4.3 million and is included under the heading of “Other Liabilities” on the Company’s balance sheet at June 30, 2005.

Internal funds, short-term borrowings, and common stock financed the acquisition.

4. Goodwill and Other Intangible Assets

The Company recorded goodwill related to the purchase of Vision in the amount of $13.9 million and other intangible assets in the amount of $9.1 million. These amounts are expected to be fully deductible for tax purposes.

Goodwill represents the excess cost over the fair value of the net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually. The impairment testing requires the Company to compare the fair value of its subsidiary to their carrying value to determine if there is potential impairment of goodwill. If the fair value of the subsidiary were less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied value of the goodwill is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics.

Other intangible assets are classified into three categories:

•	“Agent Relationships” intangible asset represents on-going contractual relationships between existing agents at acquisition date and the managing general agent.

•	“Information Technology” intangible asset is software enhancements.

•	“Restrictive Covenants” intangible asset is a covenant not to compete for one Vision executive.

The final valuation of certain intangible assets was completed during the second quarter of 2005. The determination of the final fair values resulted in adjustments, made in the second quarter, consisting of changes from initially determined values of an increase in goodwill of $118,000 and a decrease in the “Agent Relationships” intangible asset of $118,000. As of June 30, 2005, other intangible assets by asset class are as follows:

	Agent Relationships	Information Technology	Restrictive Covenants	Total
Gross carrying amount	$7,588,000	$400,000	$1,120,000	$9,108,000
Accumulated amortization	(189,700)	(40,000)	(112,000)	(341,700)

Net carrying amount	$7,398,300	$360,000	$1,008,000	$8,766,300

The cost of other intangible assets is being amortized over a range of 5 to 20 years, with a weighted average original life of 17.5 years. Amortization expenses for the six-month and three-month periods ended June 30, 2005 were $341,700 and $169,375, respectively. Amortization expense for intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, and 2009 is estimated to be $683,400 per year.

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

6. Commercial Paper, Notes Payable and Hedging Activities

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Short-term debt was $248.8 million and $220.2 million at June 30, 2005 and December 31, 2004, respectively, and long-term debt was $70 million at both June 30, 2005 and December 31, 2004.

Commercial Paper

The Company had approximately $223.9 million in commercial paper outstanding at a weighted average rate of 3.16% at June 30, 2005. Rates ranged from 3.07% to 3.27% with maturities from July 5, 2005 to July 19, 2005. At December 31, 2004, the Company had approximately $204.3 million in commercial paper outstanding at a weighted average rate of 2.32%. Rates ranged from 1.83% to 2.38% with maturities from January 4, 2005 to February 2, 2005. The Company intends to continue to use the commercial paper program to fund its short-term needs. However, backup lines of credit are in place up to $300 million to cover up to $230 million in commercial paper and the $70 million variable-rate demand note described below. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. Included in the financial covenants are requirements that the Company maintain minimum levels of stockholders’ equity and perform at a level that produces acceptable ratios of credit losses to reserves and indebtedness to capitalization. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire.

Notes Payable

The Company issued a variable-rate $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 as a means of funding the collateral loan and commercial lease portfolios. In addition, the Company had $24.9 million and $15.9 million in short-term debt outstanding to affiliates at June 30, 2005 and December 31, 2004, respectively, with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable. Due to the short-term nature of the Company’s borrowings, their fair values approximate their carrying values.

Hedging Activities

Management believes it is prudent to limit the variability of a portion of its interest payments on the $70 million long-term obligation. The Company’s objective is to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating long-term debt with a fixed rate of 4.945%. During the first six months of 2005, interest rates received ranged from 2.358% to 3.229%.

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

Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The Company accounts for the hedging instrument using the short-cut method. The fair value of the interest rate swap contract decreased by $1,043,071 in the first six months of 2005 prior to a tax benefit of $365,075.

If it is determined that the swap has ceased to be a highly effective hedge, is sold, or is terminated, the Company will discontinue hedge accounting prospectively. The change in fair value of the hedged item attributable to hedged risk, as has been reported in accumulated other comprehensive income, would be amortized to interest expense over the remaining life of the hedged item.

7. Contingent Liabilities

The property casualty subsidiaries participate in a reinsurance pooling agreement with Mutual and its affiliates as discussed in Note 2. Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company’s property casualty subsidiaries, the obligation to pay the claim would remain with the Company’s subsidiaries.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based on a detailed evaluation of reported losses and estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Certain legal proceedings are in process at June 30, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $1.1 million and $161,000 for the first six months of 2005 and 2004, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 43 legal proceedings against the Company’s life subsidiary were in process at June 30, 2005. Of the 43 proceedings, one was filed in 2005, 31 were filed in 2004, seven were filed in 2003, three were filed in 1999, and one was filed in 1996.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, three purported class action lawsuits are pending against the property casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. Two purported class action lawsuits have been filed against the Company’s finance subsidiary. These relate to OFC Capital leases with customers of NorVergence, a telecommunications provider who filed for Chapter 7 bankruptcy in July 2004. No class has been certified in any of these six purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1,000,000. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200,000. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire which agreed to guarantee, on behalf of Alfa Ventures II, LLC, the lesser of $25,000,000 or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supercedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $5,000,000. During 2004, the Company’s property casualty subsidiaries entered into a third agreement with Fire in which Fire agreed to guarantee, on behalf of EastChase Office, LLC, an amount of $3,180,077 to CB&T. In the unlikely event of a guarantee call, the property casualty subsidiaries would be liable to reimburse Fire a maximum of $636,016.

The Company periodically invests in affordable housing tax credit partnerships. At June 30, 2005, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $23.7 million. These commitments are included under the heading of “Other Liabilities” on the Company’s Balance Sheet at June 30, 2005.

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

The table below summarizes net income by its components of operating income by segment, net realized gains, and corporate expenses for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands, except share and per share data)
Insurance operations
Property and casualty insurance	$39,539	$34,789	14%	$24,039	$15,367	56%
Life insurance	10,136	8,031	26%	5,024	3,558	41%

Total insurance operations	$49,675	$42,820	16%	$29,063	$18,925	54%
Noninsurance operations	1,084	2,310	(53)%	200	1,040	(81)%
Net realized investment gains	1,948	2,202	(12)%	1,222	1,255	(3)%
Corporate	(2,581)	(1,289)	100%	(1,930)	(654)	195%

Net income	$50,126	$46,043	9%	$28,555	$20,566	39%

Net income per share
- Basic	$0.63	$0.58	9%	$0.36	$0.26	39%

- Diluted	$0.62	$0.57	9%	$0.35	$0.26	39%

Weighted average shares outstanding
- Basic	80,124,054	80,068,036		80,082,617	80,039,000

- Diluted	80,609,351	80,590,799		80,538,612	80,531,351

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis ratios, underwriting margin, net investment income, other income, operating income, net realized investment gains and losses, and net income for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)
Earned premiums
Personal lines	$253,304	$233,224	9%	$129,172	$117,808	10%
Commercial lines	8,412	7,929	6%	4,226	3,983	6%
Other fees	3,543	2,406	47%	1,966	1,192	65%
Reinsurance ceded	(1,660)	(1,287)	29%	(814)	(654)	24%
Reinsurance assumed	10,894	118	9132%	5,585	17	32753%

Total earned premiums	$274,493	$242,390	13%	$140,135	$122,346	15%

Net underwriting income	$33,341	$31,165	7%	$23,968	$12,150	97%

Loss ratio	60.3%	60.2%		55.3%	63.3%
LAE ratio	3.8%	3.9%		4.2%	4.0%
Expense ratio	23.8%	23.0%		23.4%	22.8%

GAAP basis combined ratio	87.9%	87.1%		82.9%	90.1%

Underwriting margin	12.1%	12.9%		17.1%	9.9%

Net investment income	$18,238	$14,952	22%	$8,927	$7,530	19%

Other income	$679	$601	13%	$360	$252	43%

Pretax operating income	$52,258	$46,718	12%	$33,255	$19,932	67%

Operating income, net of tax	$39,539	$34,789	14%	$24,039	$15,367	56%

Realized investment gains (losses), net of tax	$211	$65	225%	$(4)	$76	(105)%

Net income	$39,750	$34,854	14%	$24,035	$15,443	56%

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, operating income, net realized investment gains, and net income for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$10,280	$9,877	4%	$5,198	$4,982	4%
Universal life policy charges - COLI	2,262	2,160	5%	703	656	7%
Interest sensitive life policy charges	5,481	5,406	1%	2,792	2,814	(1)%
Traditional life insurance premiums	19,787	18,076	9%	9,213	8,421	9%
Group life insurance premiums	517	492	5%	—	—	0%

Total premiums and policy charges	$38,327	$36,011	6%	$17,906	$16,873	6%

Net investment income	$25,289	$23,535	7%	$13,062	$12,071	8%

Benefits and expenses	$43,725	$43,979	(1)%	$21,273	$21,788	(2)%

Amortization of deferred policy acquisition costs	$5,167	$4,584	13%	$2,693	$2,275	18%

Pretax operating income	$14,724	$10,983	34%	$7,002	$4,881	43%

Operating income, net of tax	$10,136	$8,031	26%	$5,024	$3,558	41%

Realized investment gains, net of tax	$1,736	$2,289	(24)%	$1,225	$1,179	4%

Net income	$11,872	$10,320	15%	$6,249	$4,737	32%

9. Accounting for Stock-Based Compensation

As of June 30, 2005, the Company had adopted a new stock incentive plan, the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”), which is described more fully in Note 10 to the Company’s notes to consolidated unaudited financial statements for the six months ended June 30, 2005. The Company accounts for this Plan under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the recognition and measurement principles of the fair value method. Compensation cost on fixed awards with prorata vesting is recognized using the straight-line method.

The Plan replaced the Company’s previous stock incentive plan, which went into effect in 1993 (the “1993 Plan”) and subsequently amended and restated in 2001. The 1993 Plan is described more fully in the notes to the Company’s audited consolidated financial statement for the fiscal year ended December 31, 2004. The Company accounts for this plan under SFAS No. 123, using the recognition and measurement principles of the intrinsic value method. Compensation cost on fixed awards with prorata vesting under the 1993 Plan is recognized using the straight-line method.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of stock-based employee compensation.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$50,125,505	$46,043,017	$28,555,161	$20,566,130
Add: Total stock-based compensation expense included in reported net income, net of tax effect	157,991	33,011	87,224	32,312

Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,307,113)	(952,624)	(649,609)	(551,629)

Pro forma net income	$48,976,383	$45,123,404	$27,992,776	$20,046,813

Earnings per share, as reported
- Basic	$0.63	$0.58	$0.36	$0.26
- Diluted	$0.62	$0.57	$0.35	$0.26

Pro forma earnings per share
- Basic	$0.61	$0.56	$0.35	$0.25
- Diluted	$0.61	$0.56	$0.35	$0.25

10. Stock Incentive Plan

On April 28, 2005, the Company’s stockholders approved the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”). This Plan amends and restates the Company’s 1993 Stock Incentive Plan and the Company’s Amended and Restated Stock Incentive Plan effective January 1, 2001 (the “1993 Plan”).

The Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the Plan.

On February 28, 2005, the Company issued 427,000 nonqualified options under the 1993 Plan.

Also on February 28, 2005, the Company granted 52,000 awards of restricted stock to certain officers, subject to the approval of the Plan by the stockholders at the Company’s annual meeting. The value of the restricted stock is based upon the fair value of the common stock, $14.43 per share on February 28, 2005, the date the award was granted. These grants vest and are issuable on the third anniversary after the date of grant. Prior to issuance, the Company will vote the shares and dividends paid will be credited as additional shares of restricted stock that vest along with the original grant.

On June 1, 2005, the Company granted 24,500 awards of restricted stock based on certain target levels of ownership at May 31, 2005 of Company common stock. The fair value of the common stock on June 1, 2005 was $14.90 per share. These grants vest on the third anniversary after the date of grant, but are not negotiable by the recipients until the recipients terminate employment with the Company. The Company will vote these shares until they are issued to the recipients and dividends paid will be credited as additional shares of restricted stock and held by the Company until such shares are issued.

11. Held for Sale Operations

During the second quarter of 2005, the Company signed a definitive agreement to sell a substantial portion of its lease portfolio and other assets that comprise its commercial leasing division, which operates under the name OFC Capital and is included in the Noninsurance segment, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry). This transaction is subject to certain regulatory approvals, including from the Office of Thrift Supervision.

The Company expects to complete the sale of this operation during the third quarter of 2005 and have reported them as held-for-sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No gain or loss has been recognized and no amounts of revenue and pretax profit or loss have been reported in discontinued operations due to the Company’s significant continuing involvement in its equity method investment in MidCountry. At June 30, 2005, assets classified as held for sale consisted primarily of commercial leases.

12. Other Long-term Investments

Included in the Company’s “Other Long-term Investments” are investments in partnerships of $69,053,077 and $71,948,707 at June 30, 2005 and December 31, 2004, respectively.

13. Supplemental Disclosure for Statement of Cash Flows

The following table presents the Company’s noncash investing and financing activities for the six-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Business combinations:
Treasury stock issued	$5,000,000	$—
Contingent consideration	$4,348,088	$—

14. Financial Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. This statement was scheduled to be effective for all interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a delay in the required implementation date of the new standard. The statement will now be effective for all fiscal years beginning after June 15, 2005, and thus, will be effective for the Company beginning with the first quarter of 2006. The Company is continuing to evaluate the impact of SFAS No. 123R on its financial condition or results of operations. Information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based compensation is included in Note 9 – Accounting for Stock-Based Compensation.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement for APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF 03-1-a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or income.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance is effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. The Company is evaluating the impact of EITF Issue No. 04-5 on its financial condition and results of operations. The Company’s life subsidiary is a general partner with one percent ownership interests in East South Boulevard Investors Limited Partnership I and East South Boulevard Investors Limited Partnership II, and accounts for these investments under the equity-method of accounting. The carrying values at June 30, 2005 were $786,765 and $176,267, respectively.

In addition, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 in June 2005. The guidance in this FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than the beginning of first reporting period in fiscal years beginning after December 15, 2005, and the application of either transition method as described in the FSP is permitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated balance sheets of Alfa Corporation and subsidiaries as of June 30, 2005, the related consolidated statements of income and comprehensive income for the six months and three months ended June 30, 2005 and 2004, and the related consolidated statements of cash flows for the six months and three months ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Management’s Discussion and Analysis is intended to update the reader on matters affecting the financial condition and results of operations of Alfa Corporation and its subsidiaries for the six-month and three-month periods ended June 30, 2005 and 2004. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in this 10-Q and in the annual report to stockholders for the year ended December 31, 2004.

Alfa Corporation, a financial services holding company is affiliated with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire), and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.1% of Alfa Corporation’s common stock, their largest single investment. The Company’s primary business is personal lines of property and casualty insurance and life insurance. At June 30, 2005, it also had noninsurance subsidiaries that engaged in consumer financing, commercial leasing, benefits administration and agency operations.

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

Operating results are reported through three primary business segments: property casualty insurance operations, life insurance operations and noninsurance operations. Property casualty insurance operations accounted for 79.4% of revenues and 79.3% of net income in the first six months of 2005. Life insurance operations generated 17.9% of revenues and 23.7% of net income during the same period.

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

The following table sets forth consolidated summarized income statement information for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premium	$273,344	$242,390	13%	$138,986	$122,346	14%
Life insurance premiums and policy charges	38,327	36,011	6%	17,906	16,873	6%

Total premiums and policy charges	$311,671	$278,401	12%	$156,892	$139,219	13%

Net investment income	$45,882	$44,454	3%	$22,907	$22,553	2%

Total revenues	$369,714	$327,780	13%	$183,908	$164,323	12%

Net income
Insurance operations
Property and casualty insurance	$39,539	$34,789	14%	$24,039	$15,367	56%
Life insurance	10,136	8,031	26%	5,024	3,558	41%

Total insurance operations	$49,675	$42,820	16%	$29,063	$18,925	54%
Noninsurance operations	1,084	2,310	(53)%	200	1,040	(81)%
Net realized investment gains	1,948	2,202	(12)%	1,222	1,255	(3)%
Corporate	(2,581)	(1,289)	100%	(1,930)	(654)	195%

Net income	$50,126	$46,043	9%	$28,555	$20,566	39%

Net income per share
- Basic	$0.63	$0.58	9%	$0.36	$0.26	39%

- Diluted	$0.62	$0.57	9%	$0.35	$0.26	39%

Weighted average shares outstanding
- Basic	80,124,054	80,068,036		80,082,617	80,039,000

- Diluted	80,609,351	80,590,799		80,538,612	80,531,351

Total premiums and policy charges increased $33.3 million, or 12% in the first six months of 2005 and increased $17.7 million, or 13%, for the second quarter as a result of increased premium production in both property casualty and life business and strong persistency. Net investment income increased 3.2% in the first six months of 2005 and increased 1.6% in the second quarter due to increased partnership earnings and a stable yield. Positive cash flows resulted in an increase in invested assets of 3.3% in the six months since December 31, 2004.

Operating income for the property casualty subsidiaries increased by approximately $4.7 million or 14% in the first six months of 2005 and increased $8.7 million, or 56% in the second quarter due primarily to increased premium revenue, a strong core loss ratio and growth in investment income. Approximately $11.6 million in pretax storm losses were incurred during the first quarter of 2005. No catastrophic storm losses were incurred in the second quarter of the current year or the first quarter of 2004. Storm losses of approximately $9.2 million were incurred during the second quarter of 2004.

Life insurance operating income increased $2.1 million or 26% in the first six months of 2005 partially due to a lower mortality ratio of 87% compared to 103%. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. For the second quarter, operating income increased $1.5 million, or 41%, as a result of a lower mortality ratio of 85% compared to 116% in the same period during the prior year. Therefore, in the first six months and the second quarter of 2005, the Company experienced more favorable financial results when compared to the same periods in 2004 due to the lower mortality ratio.

Noninsurance operating income decreased $1.2 million or 53% in the first six months of 2005. While pretax earnings from the finance subsidiary’s investment in MidCountry Financial Corporation (MidCountry) improved by approximately $473,000 when compared to the first six months of 2004, earnings from the commercial leasing division declined by approximately $1.8 million due primarily to lower lease revenue as a result of the sale of approximately $64.2 million in commercial leases during 2004. The benefit subsidiary’s operating earnings in the first six months of 2005 increased by approximately $181,000 due to an increase in net investment income and a reduction in benefit expense costs impacted by favorable stock market performance. For the second quarter, operating income decreased approximately $840,000, or 81%, due to a decline in pretax earnings from MidCountry of $88,000 and a decline in earnings from the commercial leasing division of $800,000 offset by an increase of $48,000 in earnings from the consumer loan operations.

Corporate expenses increased by $1.3 million for both the six-month and three-month periods of 2005 due primarily to increased borrowing costs and the elimination of profits generated by transactions between the property casualty segment and The Vision Insurance Group, LLC (Vision), the Company’s managing general agency acquired in January 2005.

Net income increased by 9% on a per diluted share basis in the first six months of 2005 compared to 2004 and increased by 39% for the second quarter.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis ratios, underwriting margin, net investment income, other income, operating income, net realized investment gains and losses, and net income for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)
Earned premiums
Personal lines	$253,304	$233,224	9%	$129,172	$117,808	10%
Commercial lines	8,412	7,929	6%	4,226	3,983	6%
Other fees	3,543	2,406	47%	1,966	1,192	65%
Reinsurance ceded	(1,660)	(1,287)	29%	(814)	(654)	24%
Reinsurance assumed	10,894	118	9132%	5,585	17	32753%

Total earned premiums	$274,493	$242,390	13%	$140,135	$122,346	15%

Net underwriting income	$33,341	$31,165	7%	$23,968	$12,150	97%

Loss ratio	60.3%	60.2%		55.3%	63.3%
LAE ratio	3.8%	3.9%		4.2%	4.0%
Expense ratio	23.8%	23.0%		23.4%	22.8%

GAAP basis combined ratio	87.9%	87.1%		82.9%	90.1%

Underwriting margin	12.1%	12.9%		17.1%	9.9%

Net investment income	$18,238	$14,952	22%	$8,927	$7,530	19%

Other income	$679	$601	13%	$360	$252	43%

Pretax operating income	$52,258	$46,718	12%	$33,255	$19,932	67%

Operating income, net of tax	$39,539	$34,789	14%	$24,039	$15,367	56%

Realized investment gains (losses), net of tax	$211	$65	225%	$(4)	$76	(105)%

Net income	$39,750	$34,854	14%	$24,035	$15,443	56%

Earned premiums increased $32.1 million, or 13% in the first six months of 2005. This increase is due to an increase in sales production of core business of $14.3 million, the positive impact of business generated by AVIC, a subsidiary established to write nonstandard risk automobile insurance beginning in 2005 of $7.0 million, and $10.8 million from the addition of Fire’s quota share reinsurance treaty with Virginia Mutual to the Pooling Agreement on January 1, 2005. During the second quarter, earned premiums increased $17.8 million, or 15%, due to core business growth of 5.8%, or $7.1 million, AVIC production of $5.2 million and Virginia Mutual production of $5.5 million. Continued good persistency in the preferred and standard automobile and homeowner lines also contributed to premium increases.

Operating income increased by approximately $4.7 million in the first six months of 2005 despite $11.6 million in pretax catastrophic storm losses incurred during the first quarter of 2005. Catastrophic storm losses of $9.2 million were incurred in the second quarter of 2004. The property and casualty underwriting margin decreased from 12.9% in the first six months of 2004 to 12.1% in the same period of 2005. The underwriting margin in the first six months of 2005 was the result of a 60.3% loss ratio (56.1% excluding storm losses), a 3.8% loss adjustment expense (LAE) ratio and a 23.8% expense ratio compared to a loss ratio of 60.2% (56.4% excluding storm losses), a LAE ratio of 3.9% and an expense ratio of 23.0% in the same period of 2004. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Operating income increased $8.7 million, or 56%, in the second quarter. No catastrophic losses were incurred in the second quarter of 2005. However, $9.2 million in such losses were incurred in the second quarter of 2004. This resulted in a 55.3% loss ratio for the second quarter of 2005 compared to 63.3% for the same period in 2004. Excluding storm losses, the 2004 loss ratio was 55.7%. The LAE ratio for the second quarter increased slightly to 4.2% from 4.0% and the expense ratio increased to 23.4% from 22.8%. This resulted in an increase in the underwriting margin to 17.1% in 2005 from 9.9% in 2004.

The Alfa Group had approximately $47.5 million in gross catastrophe losses during the first six months of 2005 and $26.0 million in 2004 due to the impact of tornadoes and other severe weather. The effect of claims from these events impacted underwriting results by $0.09 and $0.07 per share in 2005 and 2004, respectively, after taxes, based upon the intercompany pooling arrangement and Alfa group-wide catastrophe protection program.

Commissions paid on written premiums generated by AVIC and Virginia Mutual led to an increase in the expense ratio during both the six months and three months ended June 30, 2005. The impact on the expense ratio will decrease as premiums are earned over the related policy terms.

Invested assets declined 0.4% since December 31, 2004 while net investment income increased by $3.3 million or 22% for the first six months of 2005 primarily due to an increase in earnings from partnerships and fixed maturities. For the second quarter of 2005, net investment income increased 19%, or $1.4 million.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, operating income, net realized investments gains, and net income for the six-month and three-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$10,280	$9,877	4%	$5,198	$4,982	4%
Universal life policy charges – COLI	2,262	2,160	5%	703	656	7%
Interest sensitive life policy charges	5,481	5,406	1%	2,792	2,814	(1)%
Traditional life insurance premiums	19,787	18,076	9%	9,213	8,421	9%
Group life insurance premiums	517	492	5%	—	—	0%

Total premiums and policy charges	$38,327	$36,011	6%	$17,906	$16,873	6%

Net investment income	$25,289	$23,535	7%	$13,062	$12,071	8%

Benefits and expenses	$43,725	$43,979	(1)%	$21,273	$21,788	(2)%

Amortization of deferred policy acquisition costs	$5,167	$4,584	13%	$2,693	$2,275	18%

Pretax operating income	$14,724	$10,983	34%	$7,002	$4,881	43%

Operating income, net of tax	$10,136	$8,031	26%	$5,024	$3,558	41%

Realized investment gains, net of tax	$1,736	$2,289	(24)%	$1,225	$1,179	4%

Net income	$11,872	$10,320	15%	$6,249	$4,737	32%

The Company’s life insurance premiums and policy charges increased $2.3 million, or 6.4% in the first six months of 2005. Excluding group premiums, the growth rate in life insurance premiums and policy charges was 6.5% in the first six months of 2005. Issued annualized new business premium increased by 0.2% to $7.6 million while persistency declined from 92.2% to 91.0%. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at June 30, 2005 and 2004 as a percentage of the annualized premium paid at June 30, 2005 and 2004, respectively. For the second quarter, premiums and policy charges increased $1.0 million, or 6.1%. Issued annualized new business premium increased by 1.7% to $3.5 million.

Life insurance operating income increased approximately $2.1 million or 26% in the first six months of 2005. Death claims decreased approximately $486,000, or 3.7% in the first two quarters of 2005, while mortality declined from 103% in the first six months of 2004 to 87% for the same period in 2005. Investment income increased 7.5% while invested assets grew by 6.0% due to positive cash flows. General expenses decreased by approximately $432,000 or 7.4% primarily due to reductions in sales-related expenses and legal costs. Amortization of deferred policy acquisition costs increased by 13% due to growth in deferred costs related to new business production.

Operating income increased $1.5 million, or 41%, for the second quarter. Death claims decreased $1.1 million, or 15%, for the quarter as mortality declined from 116% in 2004 to 85% for 2005. Net investment income increased 8.2% for the second quarter. General expenses increased $280,000, or 13%, due to increases in legal costs offset by reductions in sales-related expenses. Amortization of deferred policy acquisition costs increased by 18%.

NONINSURANCE OPERATIONS

Noninsurance operations were down $1.2 million or 53% for the first six months of 2005 due primarily to unfavorable results in the finance subsidiary. Earnings from the consumer financing operations increased from

$1.4 million in the first two quarters of 2004 to $1.7 million in the same period of 2005, primarily due to earnings from the investment in MidCountry that yielded pretax income of approximately $907,000 and $434,000 during the first six months of 2005 and 2004, respectively. The commercial leasing division experienced a loss of approximately $1.1 million in the first two quarters of 2005 compared to earnings of approximately $699,000 in the same period of 2004. This loss was the result of lower lease revenue following the sale of approximately $64.2 million in leases in the last two quarters of 2004, credit loss reserve increases and additional legal fees related to the Chapter 7 bankruptcy filing of NorVergence, a telecommunications provider that previously serviced over 300 of the Company’s leasing customers. In addition, Vision, the Company’s subsidiary engaged in agency operations and Alfa Benefits Corporation (ABC), the Company’s subsidiary covering certain employee benefits, generated approximately $37,000 and $373,000 in operating income, respectively, during the first two quarters of 2005 compared to $0 and $191,000 in the first six months of 2004.

Noninsurance operating income decreased $840,000, or 81%, for the second quarter. Income from consumer financing operations decreased from $649,000 in the second quarter of 2004 to $608,000 in 2005, primarily due to a decline in pretax earnings from MidCountry from $172,000 in 2004 to $84,000 in 2005. This decline was offset by an increase of $48,000 in earnings from consumer loan operations. The commercial leasing division experienced a loss of $545,000 for the second quarter of 2005 compared to earnings of $254,000 in the same period of 2004. This loss is a result of lower lease revenue and increased legal costs. ABC operating income increased slightly from $124,000 in 2004 to $145,000 in 2005. Due to increased employee costs, Vision’s operations resulted in a loss of $29,000 for the second quarter.

CORPORATE

Corporate expenses, including the impact of eliminations, increased $1.3 million for both the six-month and three-month periods of 2005 due primarily to an increase in borrowing costs and the elimination of profits generated by transactions between the property casualty segment and Vision. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by approximately $806,000 from levels experienced in the first six months of 2004.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Increase in invested assets since January 1, 2005 and 2004	3.3%	3.5%
Investment yield rate (annualized)	5.9%	5.8%
Increase in net investment income since June 30, 2004 and 2003	3.2%	3.9%

As a result of the overall positive cash flows from operations, invested assets grew 3.3% since January 1, 2005 and 5.2% since June 30, 2004 while net investment income increased 3.2%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property casualty subsidiaries, which had $39.5 million in operating income in the first six months of 2005. In addition to the favorable performance of the property casualty segment, the life subsidiary generated $10.1 million in operating income during the same period. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan portfolio of the finance subsidiary and to fund a portion of the acquisition costs of Vision. During the first six months of 2005, the Company also increased its investment in debt securities by approximately $51.5 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities, equity method investments and partnerships offset by increased borrowing costs and lower lease revenues.

The overall yield rate, calculated using amortized cost, declined slightly during the second quarter of 2005 from the first quarter of 2005 to 5.9%. The Company had net realized investment gains before income taxes of approximately $3.0 million in the first six months of 2005 compared to realized investment gains of approximately $3.4 million during the same period of 2004. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	33.4%	34.0%
Corporate bonds	23.6	21.7

Total taxable	57.0	55.7
Tax exempts	16.7	17.3

Total fixed maturities	73.7	73.0

Equity securities	5.6	5.4
Policy loans	3.1	3.2
Collateral loans	6.1	6.0
Commercial leases	0.2	0.2
Other long-term investments	7.6	7.8
Short-term investments	3.7	4.4

Total	100.0%	100.0%

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
AAA to A-	91.8%	92.8%
BBB+ to BBB-	7.8	6.8
BB+ and below (below investment grade)	0.4	0.4

	100.0%	100.0%

At June 30, 2005, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At June 30, 2005, approximately 45.3% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. At June 30, 2005, the Company’s total portfolio of fixed maturities had gross unrealized gains of $58.1 million and gross unrealized losses of $2.2 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first six months of 2005, the Company sold approximately $64.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $154,833 and gross realized losses of $1,613,396. During the same period in 2004, the Company sold approximately $11.8 million in fixed maturities available for sale. These sales resulted in gross realized gains of $52,129 and gross realized losses of $355,450.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At June 30, 2005, the Company had unrealized gains in such investments of approximately $516,000 compared to approximately $3.5 million at December 31, 2004. The Company recognized a net loss of $151,375 on the disposal of high yield debt securities in the first six months of 2004. No such disposals occurred in the first two quarters of 2005.

It is the Company’s policy to write down securities whose declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first six months of 2005, the Company wrote down three bond issues totaling $671,367 and four equity securities totaling $611,519 whose decline in value was deemed to be other than temporary. No such write-downs occurred during the first six months of 2004. There were no non-performing bonds included in the portfolio at either June 30, 2005 or December 31, 2004.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was reclassified to Assets Classified as Held for Sale at December 31, 2004. Automobiles, equipment and other property collateralize the Company’s loans and leases. At June 30, 2005, the delinquency ratio on the loan portfolio was 1.25%, or $1.2 million and the delinquency ratio on the lease portfolio was 11.10%, or $10.9 million. Loans charged off in the first six months of 2005 totaled $281,424 while leases charged off in the same period were $1,273,024. At June 30, 2005, the Company maintained an allowance for loan losses of $1,339,141 or approximately 1.1% of the outstanding loan balance. Loans in a nonaccrual status at June 30, 2005 were $483,304. In addition, at June 30, 2005, the Company maintained an allowance for lease losses of $10,845,645 or approximately 12.0% of the outstanding lease balance. Repossessed assets, net of allowances for losses on disposal, included in other assets were $1,298,270 and $956,552 at June 30, 2005 and December 31, 2004, respectively. Leases in a nonaccrual status at June 30, 2005 were $10,644,191. All leases that were more than 90 days late were in nonaccrual status at June 30, 2005. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity method investments.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation (Financial), invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was approximately $907,000 in the first six months of 2005 compared to approximately $434,000 in the first two quarters of 2004.

INCOME TAXES

The effective tax rate in the first six months of 2005 was 27.1% compared to 25.9% for the full year 2004 and 27.6% for the first six months of 2004. The decrease in the effective tax rate in the first six months of 2005 from the same period in 2004 is due to increases in tax credits resulting from investments in partnerships established to construct and manage affordable housing and a reduction in the Company’s reserve for tax exposure items. The increase from the 2004 full-year effective rate is due to increases in income before provision for income taxes adjusted by the relative mix of taxable versus tax-exempt income offset by an increase in tax credits resulting from investments in partnerships established to construct and manage affordable housing and a reduction in the Company’s reserve for tax exposure items. Based on information available at June 30, 2005, the Company currently anticipates the effective tax rate recorded in the financial statements for the six-month period ending June 30, 2005 to increase to 27.6% for all of 2005.

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

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses, and dividends to the Company. The major sources of the subsidiaries’ liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company’s investment portfolio consists of readily marketable securities that can be sold for cash. Based on a review of the Company’s matching of asset and liability maturities and on the interest sensitivity of the majority of policies inforce, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has a limited number of contractual obligations in the form of long-term debt and leases. These leases have primarily been originated by its commercial leasing subsidiary and Vision. Operating leases supporting the corporate headquarters are the responsibility of Mutual, an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement.

The Company’s contractual obligations at June 30, 2005 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$4,282,294	$801,348	$1,906,216	$1,574,730	$—
Capital lease obligations	208,619	124,858	83,761	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	24,873,787	24,873,787	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$99,364,700	$25,799,993	$1,989,977	$1,574,730	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2005, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2005 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years		4-5 years	After 5 years
Lines of credit	$37,327,635	$21,440,000	$		$15,887,635	$—
Standby letters of credit	75,000	75,000		—	—	—
Guarantees	5,836,016	200,000		5,000,000	636,016	—
Standby repurchase obligations	—	—		—	—	—
Other commercial commitments	283,009,257	255,398,998		18,060,244	6,427,933	3,122,082

Total commercial commitments	$326,247,908	$277,113,998		$23,060,244	$22,951,584	$3,122,082

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

Net cash provided by operating activities for the first six months of 2005 and 2004 approximated $46.3 million and $57.3 million, respectively. Such net positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

Total borrowings increased approximately $28.6 million in the first six months of 2005 to $318.8 million. The majority of the short-term debt is commercial paper issued by the Company. At June 30, 2005, the Company had approximately $223.9 million in commercial paper at rates ranging from 3.07% to 3.27% with maturities ranging from July 5, 2005 to July 19, 2005. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $24.9 million in short-term debt outstanding to affiliates at June 30, 2005 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

On October 25, 1993, the Company established a Stock Option Plan, pursuant to which a maximum aggregate of 4,000,000 shares of common stock have been reserved for grant to key personnel. On April 26, 2001, the plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. During February 2005, the Company issued 427,000 nonqualified options under this plan.

On April 28, 2005, the Company’s stockholders approved the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”). Prior to the Plan’s adoption, on February 28, 2005, the Company granted 52,000 awards of restricted stock to certain officers, subject to the approval of the Plan by the stockholders at the Company’s annual meeting. On June 1, 2005, the Company granted 24,500 awards of restricted stock based on certain target levels of ownership at May 31, 2005 of Company common stock.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During the first six months of 2005, the Company repurchased 219,000 shares at a cost of $2,960,751. At June 30, 2005, the total repurchased was 8,266,623 shares at a cost of $65,383,384. The Company has reissued 2,595,601 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 shares to fund a portion of the acquisition of Vision.

Stock repurchase activity for the three months ended June 30, 2005 is summarized below:

	Shares			Average Price Per Share
Total shares authorized to be repurchased			12,000,000
Less: Total shares repurchased at March 31, 2005		8,047,623
Shares repurchased –
April 2005	131,600			$13.44
May 2005	87,400			$13.64
June 2005	0			N/A

Total shares repurchased in three months ended June 30, 2005		219,000		$13.52

Total shares repurchased under stock repurchase program			8,266,623

Total shares available for repurchase at June 30, 2005			3,733,377

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $8.5 million and $9.0 million in the first six months of 2005 and 2004, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the inforce business is interest sensitive type policies that generally have lower rates of surrender. At June 30, 2005, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $629.9 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At June 30, 2005, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at June 30, 2005. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2004. As the Company operates in the property casualty and life insurance industries, its accounting policies are well defined with industry-specific accounting literature governing the recognition of insurance-related revenues and expenses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 73% of the Company’s assets and 57% of the Company’s liabilities are reported at June 30, 2005 and therefore have a direct effect on net earnings and stockholders’ equity.

Management has discussed the Company’s critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

RESERVES FOR PROPERTY AND CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $409,210 at June 30, 2005. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $774,958 and $235,100, respectively.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, write-downs of approximately $612,000 and $671,000 were recorded in the first six months of 2005 on equity securities and fixed maturities, respectively. No write-downs were recorded in the same period of 2004.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over the lives of the policies in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Acquisition costs for property and casualty insurance are amortized over the period in which the related premiums are earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustment to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. This statement was scheduled to be effective for all interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a delay in the required implementation date of the new standard. The statement will now be effective for all fiscal years beginning after June 15, 2005, and thus, will be effective for the Company beginning with the first quarter of 2006. The Company is continuing to evaluate the impact of SFAS No. 123R on its financial condition or results of operations. Information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based compensation is included in Note 9 – Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. This statement requires that exchanges of nonmonetary assets be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or income.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement for APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF 03-1-a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or income.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance is effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. The Company is evaluating the impact of EITF Issue No. 04-5 on its financial condition and results of operations. The Company’s life subsidiary is a general partner with one percent ownership interests in East South Boulevard Investors Limited Partnership I and East South Boulevard Investors Limited Partnership II, and accounts for these investments under the equity-method of accounting. The carrying values at June 30, 2005 were $786,765 and $176,267, respectively.

In addition, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 in June 2005. The guidance in this FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than the beginning of first reporting period in fiscal years beginning after December 15, 2005, and the application of either transition method as described in the FSP is permitted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio is primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

There were no significant changes in the Company’s internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings are in process at June 30, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $1.1 million and $161,000 for the first six months of 2005 and 2004, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 43 legal proceedings against the Company’s life insurance subsidiary were in process at June 30, 2005. Of the 43 proceedings, one was filed in 2005, 31 were filed in 2004, seven were filed in 2003, three were filed in 1999, and one was filed in 1996.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, three purported class action lawsuits are pending against the property casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. Two purported class action lawsuits have been filed against the Company’s finance subsidiary. These relate to OFC Capital leases with customers of NorVergence, a telecommunications provider who filed for Chapter 7 bankruptcy in July 2004. No class has been certified in any of these six purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 28, 2005. Matters submitted to the stockholders were: (1) Election of 11 members to the board of directors and (2) Approval of 2005 Amended and Restated Stock Incentive Plan. Both proposals were approved by the stockholders.

Following is a summary of each vote cast for or withheld, as to each such matter, including a separate tabulation with respect to each nominee for office.

	Votes
	For	Withheld
(1) Election of 11 members to the board of directors:

Jerry A. Newby	68,038,823	3,960,553
Hal F. Lee	71,426,983	572,394
Russell R. Wiggins	71,442,208	557,169
Dean Wysner	71,448,082	551,295
Jacob C. Harper	71,454,199	545,178
Steve Dunn	71,448,199	551,178
B. Phil Richardson	69,679,319	2,320,057
Boyd E. Christenberry	70,270,728	1,728,648
John Russell Thomas	71,438,954	560,422
Larry E. Newman	71,434,202	565,175
C. Lee Ellis	68,066,771	3,932,606

(2) Approval of 2005 Amended and Restated Stock Incentive Plan:	61,528,391	Not available

Item 5. Other Information

None

Item 6. Exhibits

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 08/08/05	By:	/s/ Jerry A. Newby
Jerry A. Newby
President
(Chief Executive Officer)

Date 08/08/05	By:	/s/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President
(Chief Financial Officer and Chief Investment Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002