Form 10-Q
period 2005-09-30
ALFA CORP
filed 2005-11-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005	Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 31, 2005
Common Stock, $1.00 par value	80,146,405 shares

ALFA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004 (1)

	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost
(fair value $99,125 in 2005 and $123,935 in 2004)	$93,291	$114,708
Fixed Maturities Available for Sale, at fair value
(amortized cost $1,357,489,706 in 2005 and $1,305,288,027 in 2004)	1,388,338,773	1,354,507,490
Equity Securities Available for Sale, at fair value
(cost $102,876,099 in 2005 and $83,445,562 in 2004)	116,609,665	99,701,250
Policy Loans	61,033,938	58,476,569
Collateral Loans	122,214,269	110,792,974
Commercial Leases	2,180,883	4,155,791
Other Long-Term Investments	147,896,392	145,474,366
Short-Term Investments	86,578,315	80,988,969

Total Investments	1,924,945,526	1,854,212,117
Cash	26,878,559	20,052,493
Accrued Investment Income	16,320,710	16,726,050
Accounts Receivable	79,884,611	50,452,538
Reinsurance Balances Receivable	2,543,567	5,279,560
Due from Affiliates	1,426,934	—
Deferred Policy Acquisition Costs	200,843,207	183,258,224
Assets Classified as Held for Sale	69,800,889	77,450,278
Goodwill	13,924,306	—
Other Intangible Assets (net of accumulated amortization of $509,600 in 2005)	8,598,400	—
Other Assets	18,481,355	15,266,244

Total Assets	$2,363,648,064	$2,222,697,504

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property and Casualty Insurance	$150,655,101	$154,107,730
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	593,042,567	555,733,736
Policy Liabilities and Accruals - Life Insurance Other Products	191,424,456	180,410,535
Unearned Premiums	226,998,055	185,856,467
Dividends to Policyholders	11,325,666	11,262,132
Premium Deposit and Retirement Deposit Funds	5,969,991	6,369,125
Deferred Income Taxes	38,631,806	43,100,038
Liabilities Associated with Assets Classified as Held for Sale	989,428	340,876
Other Liabilities	84,534,757	73,877,730
Due to Affiliates	—	29,995,986
Commercial Paper	223,793,160	204,303,206
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	27,539,017	15,887,635

Total Liabilities	1,624,904,004	1,531,245,196

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000	—	—
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,145,005 in 2005 and 79,833,467 in 2004	83,783,024	83,783,024
Capital in Excess of Par Value	15,660,549	10,961,782
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $27,167,358 in 2005 and $39,450,553 in 2004; unrealized (losses) on interest rate swap contract, net of tax, of ($222,276) in 2005 and ($1,406,747) in 2004; unrealized gains/(losses) on other long-term investments, net of tax, of ($38,299) in 2005 and $16,565 in 2004)	26,906,783	38,060,371
Retained Earnings	651,777,660	599,609,509
Treasury Stock, at cost
(shares, 3,638,019 in 2005 and 3,949,557 in 2004)	(39,383,956)	(40,962,378)

Total Stockholders’ Equity	738,744,060	691,452,308

Total Liabilities and Stockholders’ Equity	$2,363,648,064	$2,222,697,504

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from the audited financial statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues
Premiums - Property and Casualty Insurance	$412,565,810	$362,892,190	$141,615,762	$122,908,311
Premiums - Life Insurance	30,873,739	27,381,569	10,570,000	8,813,442
Policy Charges - Life Insurance	26,724,411	25,677,169	8,701,242	8,234,689
Net Investment Income	70,489,105	66,884,351	24,607,048	22,430,220
Realized Investment Gains	4,356,678	5,198,740	1,359,094	1,811,197
Other Income	17,228,139	6,302,792	5,280,320	1,983,300

Total Revenues	562,237,882	494,336,811	192,133,466	166,181,159

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	323,277,862	291,231,267	110,019,051	99,704,264
Dividends to Policyholders	2,945,396	2,855,278	923,570	892,324
Amortization of Deferred Policy Acquisition Costs	81,997,955	70,113,452	28,468,283	23,839,349
Other Operating Expenses	50,685,119	38,562,920	18,171,081	13,807,450

Total Benefits, Losses and Expenses	458,906,332	402,762,917	157,581,985	138,243,387

Income Before Provision for Income Taxes	103,331,550	91,573,894	34,551,481	27,937,772
Provision For Income Taxes	28,103,143	24,810,628	9,448,577	7,217,524

Net Income	$75,228,407	$66,763,266	$25,102,904	$20,720,248

Net Income Per Share
- Basic	$0.94	$0.83	$0.31	$0.26

- Diluted	$0.93	$0.83	$0.31	$0.26

Weighted Average Shares Outstanding
- Basic	80,115,937	80,024,581	80,099,751	79,938,616

- Diluted	80,642,174	80,526,003	80,702,154	80,397,352

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net Income	$75,228,407	$66,763,266	$25,102,904	$20,720,248
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	(9,451,355)	(5,296,981)	(11,292,913)	11,694,281
Unrealized Gain (Loss) on Interest Rate Swap Contract	1,184,472	1,344,591	506,476	(480,131)
Unrealized Gain (Loss) on Other Long-term Investments	(54,864)	(95,655)	(46,000)	(315,118)
Less: Reclassification Adjustment for Realized Investment Gains	2,831,841	3,379,181	883,412	1,177,278

Total Other Comprehensive Income (Loss)	(11,153,588)	(7,427,226)	(11,715,849)	9,721,754

Total Comprehensive Income (Loss)	$64,074,819	$59,336,040	$13,387,055	$30,442,002

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$75,228,407	$66,763,266
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(97,587,643)	(81,139,328)
Amortization of Deferred Policy Acquisition Costs	81,997,955	70,113,452
Depreciation and Amortization	2,942,092	2,209,044
Stock-based Compensation	265,975	27,359
Provision for Deferred Taxes	2,059,546	(192,528)
Interest Credited on Policyholders’ Funds	21,283,510	20,648,818
Net Realized Investment Gains	(4,356,678)	(5,198,740)
Other	2,276,963	1,292,197
Changes in Operating Assets and Liabilities:
Accrued Investment Income	405,340	(916,125)
Accounts Receivable	(26,214,077)	(7,671,104)
Reinsurance Balances Receivable	2,735,993	1,940,706
Other Assets	(2,818,897)	(2,434,586)
Liability for Policy Reserves	5,497,345	12,501,753
Liability for Unearned Premiums	41,141,588	20,100,555
Amounts Held for Others	(335,600)	21,920
Other Liabilities	17,557,849	5,535,875
Due to/from Affiliates	(31,422,920)	(10,069,142)

Net Cash Provided by Operating Activities	90,656,748	93,533,392

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	21,285	38,141
Maturities and Redemptions of Fixed Maturities Available for Sale	310,445,474	256,747,942
Maturities and Redemptions of Other Investments	2,793,425	2,304,930
Sales of Fixed Maturities Available for Sale	90,906,484	13,901,529
Sales of Equity Securities	97,029,418	135,348,316
Sales of Commercial Leases	—	25,113,388
Sales of Other Investments	2,828,598	5,107,463
Purchases of Fixed Maturities Available for Sale	(452,604,836)	(421,158,538)
Purchases of Equity Securities	(107,366,032)	(93,180,258)
Purchases of Other Investments	(31,439,933)	(16,346,155)
Origination of Consumer Loans Receivable	(56,562,331)	(46,112,435)
Principal Payments on Consumer Loans Receivable	44,940,915	37,437,438
Origination of Commercial Leases Receivable	(19,742,371)	(72,253,209)
Principal Payments on Commercial Leases Receivable	27,923,997	40,425,491
Net Change in Short-term Investments	(5,589,346)	2,206,932
Net Change in Receivable/Payable on Securities	327,127	2,469,395
Net Proceeds from Sales of Subsidiaries	—	7,495,925
Purchase of Subsidiary, Net of Cash Acquired	(12,702,438)	—

Net Cash Used in Investing Activities	(108,790,564)	(120,453,705)

Cash Flows From Financing Activities:
Change in Commercial Paper	19,489,954	28,082,018
Change in Notes Payable to Affiliates	11,651,382	8,125,485
Stockholder Dividends Paid	(23,060,256)	(20,590,145)
Purchases of Treasury Stock	(2,960,751)	(10,658,310)
Proceeds from Exercise of Stock Options	1,767,337	3,116,105
Deposits of Policyholders’ Funds	58,632,294	57,077,275
Withdrawal of Policyholders’ Funds	(40,560,078)	(38,871,599)

Net Cash Provided by Financing Activities	24,959,882	26,280,829

Net Change in Cash	6,826,066	(639,484)
Cash - Beginning of Period	20,052,493	10,892,516

Cash - End of Period	$26,878,559	$10,253,032

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$8,458,889	$4,815,747
Income Taxes	$27,439,795	$23,131,864

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2005

1. Significant Accounting Policies

In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in Note 2) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2004. The results of operations for the nine-month and three-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2005, The Vision Insurance Group, LLC – (see Note 3) had a carrier contract requiring them to fund a collateral trust based on a percentage of written premiums. The primary purpose was to provide collateral for the payment of all obligations and performance of all duties set forth in the contract. The amount in the trust is reviewed on an annual basis and adjusted accordingly. The amount of cash restricted at September 30, 2005 was $951,667.

Accounts Receivable

Accounts receivable are primarily comprised of premium installment plan receivables from policyholders, insurance carrier receivables and amounts due from brokers. The Company’s allowance for doubtful accounts related to policyholder and insurance carrier receivables at September 30, 2005 was $391,083. The Company had no allowance for doubtful accounts at December 31, 2004.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are particularly important in determining the reserves for future policy benefits, losses and loss adjustment expenses and deferred policy acquisition costs. Actual results could differ from those estimates.

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

The following table sets forth the premiums and losses ceded to and assumed from the pool for the nine-month and three-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Premiums ceded to pool	$96,892	$71,648	$36,841	$24,383
Premiums assumed from pool	$412,763	$363,026	$141,745	$122,953
Losses ceded to pool	$115,745	$55,782	$67,170	$26,728
Losses assumed from pool	$249,748	$222,507	$83,954	$76,676

The Company incurred catastrophe losses of $11.6 million and $9.2 million in the first quarter of 2005 and second quarter of 2004, respectively. These losses resulted in reductions to the Company’s net income of approximately $0.09 and $0.07 per diluted share, after reinsurance and taxes in the respective years. No catastrophe losses were incurred in the second or third quarters of 2005 or the first or third quarters of 2004.

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

The aggregate purchase price of $24.6 million consisted of $15.3 million in cash, 325,035 shares of common stock of the Company valued at $5 million, and contingent consideration of $4.3 million.

Vision is a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. The company is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

The Company views this acquisition as an opportunity to expand its personal lines business in new markets through Vision’s 2,100 independent agents. An insurance subsidiary, AVIC, was formed through which Vision will write its nonstandard automobile business. Vision operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. Both Vision and AVIC are wholly-owned subsidiaries of the Company.

The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives by the acquired entity. At September 30, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the five years ending December 31, 2009, is $14 million. The probable or expected contingency payout is recorded at $4.3 million and is included under the heading of “Other Liabilities” on the Company’s consolidated condensed balance sheet at September 30, 2005.

On October 31, 2005, the Company’s Board of Directors unanimously approved a resolution to authorize the President and/or Executive Vice President, Operations to execute and deliver any and all documents necessary to amend The Vision Insurance Group, LLC Interest Purchase Agreement dated August 2004. The amendment would change the maximum potential future consideration from $14 million to $11.2 million over the four years beginning January 1, 2006 and ending December 31, 2009.

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

Other intangible assets are classified into three categories:

•	“Agent Relationships” intangible asset represents on-going contractual relationships between existing agents at acquisition date and the managing general agent.

•	“Information Technology” intangible asset is software enhancements.

•	“Restrictive Covenants” intangible asset is a covenant not to compete for one Vision executive.

As of September 30, 2005, other intangible assets by asset class are as follows:

	Agent Relationships	Information Technology	Restrictive Covenants	Total
Gross carrying amount	$7,588,000	$400,000	$1,120,000	$9,108,000
Accumulated amortization	(281,600)	(60,000)	(168,000)	(509,600)

Net carrying amount	$7,306,400	$340,000	$952,000	$8,598,400

The cost of other intangible assets is being amortized over a range of 5 to 20 years, with a weighted average original life of 17.5 years. Amortization expenses for the nine-month and three-month periods ended September 30, 2005 were $509,600 and $167,900, respectively. Amortization expense for intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, and 2009 is estimated to be $683,400 per year.

At least annually, or when impairment indicators arise, the Company will assess the recoverability of its intangible assets through an analysis of expected cash flows.

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

6. Commercial Paper, Notes Payable and Hedging Activities

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Short-term debt was $251.3 million and $220.2 million at September 30, 2005 and December 31, 2004, respectively, and long-term debt was $70 million at both September 30, 2005 and December 31, 2004.

Commercial Paper

The Company had $223.8 million in commercial paper outstanding at a weighted average rate of 3.78% at September 30, 2005. Rates ranged from 3.65% to 3.82% with maturities from October 3, 2005 to October 26, 2005. At December 31, 2004, the Company had $204.3 million in commercial paper outstanding at a weighted average rate of 2.32%. Rates ranged from 1.83% to 2.38% with maturities from January 4, 2005 to February 2, 2005. The Company intends to continue to use the commercial paper program to fund its short-term needs. However, backup lines of credit are in place up to $300 million to cover up to $230 million in commercial paper and the $70 million variable-rate demand note described below. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. Included in the financial covenants are requirements that the Company maintain minimum levels of stockholders’ equity and perform at a level that produces acceptable ratios of credit losses to reserves and indebtedness to capitalization. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire.

Notes Payable

The Company issued a variable-rate $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 as a means of funding the collateral loan and commercial lease portfolios. In addition, the Company had $27.5 million and $15.9 million in short-term debt outstanding to affiliates at September 30, 2005 and December 31, 2004, respectively, with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable. Due to the short-term nature of the Company’s borrowings, their fair values approximate their carrying values.

Hedging Activities

Management believes it is prudent to limit the variability of a portion of its interest payments on the $70 million long-term obligation. The Company’s objective is to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating long-term debt with a fixed rate of 4.945%. During the first nine months of 2005, interest rates received ranged from 2.358% to 3.785%.

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

Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income. The Company accounts for the hedging instrument using the short-cut method. The fair value of the interest rate swap contract decreased by $1,822,264 in the first nine months of 2005 prior to a tax benefit of $637,792. During the third quarter of 2005, the fair value of the interest rate swap contract decreased by $779,193 prior to a tax benefit of $272,717.

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

Certain legal proceedings are in process at September 30, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $1.8 million and $1.3 million for the first nine months of 2005 and 2004, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 43 legal proceedings against the Company’s life subsidiary were in process at September 30, 2005. Of the 43 proceedings, one was filed in 2005, 31 were filed in 2004, seven were filed in 2003, three were filed in 1999, and one was filed in 1996.

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

The Company periodically invests in affordable housing tax credit partnerships. At September 30, 2005, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $23.5 million. These commitments are included under the heading of “Other Liabilities” on the Company’s Balance Sheet at September 30, 2005.

8. Segment Information

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business, with property and casualty insurance as a segment, life insurance as a segment, noninsurance business composed of consumer financing, commercial leasing, employee benefits administration, and agency operations as a segment, and corporate operations as a segment. All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Property and Casualty Insurance
Earned premiums
Automobile premiums	$252,459	$226,358	$87,161	$76,205
Homeowner premiums	148,699	126,364	50,648	43,223
Other premiums	11,408	10,170	3,807	3,480

Total earned premiums	412,566	362,892	141,616	122,908
Net investment income	29,470	23,100	11,232	8,148
Other income	6,851	4,447	2,629	1,440
Realized investment (losses)	(466)	(4,182)	(791)	(4,282)

Total Property and Casualty Insurance	448,421	386,257	154,686	128,214

Life Insurance
Premiums and policy charges
Universal life policy charges	15,479	14,849	5,199	4,972
Universal life policy charges - COLI	3,037	2,824	774	664
Interest sensitive life policy charges	8,208	8,005	2,728	2,599
Traditional life insurance premiums	30,357	26,889	10,570	8,813
Group life insurance premiums	517	492	—	—

Total premiums and policy charges	57,598	53,059	19,271	17,048
Net investment income	37,951	36,579	12,662	13,045
Realized investment gains	4,773	9,615	2,103	6,092

Total Life Insurance	100,322	99,253	34,036	36,185

Noninsurance
Net investment income
Equity interest in MidCountry Financial (net of expense)	1,278	597	372	164
Loan income (net of expense)	3,208	3,161	1,120	1,031
Other investment income	1,753	5,019	560	757

Total net investment income	6,239	8,777	2,052	1,952

Other income
Fee/commission income	17,724	623	5,877	220
Other income	1,018	1,303	258	340

Total other income	18,742	1,926	6,135	560

Realized investment gains (losses)	50	(234)	47	—

Total Noninsurance	25,031	10,469	8,234	2,512

Corporate and Eliminations
Net investment income (loss)	(3,171)	(1,572)	(1,339)	(714)
Other income (loss)	(8,365)	(70)	(3,484)	(16)

Total Corporate and Eliminations	(11,536)	(1,642)	(4,823)	(730)

Total revenues	$562,238	$494,337	$192,133	$166,181

Segment profit or loss for the property casualty segment is measured by underwriting profits and losses as well as by operating income. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by operating income. Management believes operating income serves as a meaningful tool for assessing the profitability of the Company’s ongoing operations. Operating income, a non-GAAP financial measure, is defined by the Company as net income excluding net realized investment gains and losses, net of applicable taxes. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Operating Income, net of tax:
Property and Casualty Insurance
Net underwriting income	$45,192	$40,518	$15,394	$11,759
Net investment income	29,470	23,100	11,232	8,148
Other income	6,851	4,447	2,629	1,440

Pretax operating income	81,513	68,065	29,255	21,347
Income tax expense	20,286	16,942	7,567	5,013

Operating income, net of tax	61,227	51,123	21,688	16,334
Realized investment (losses), net of tax	(303)	(2,718)	(514)	(2,783)

Net income	60,924	48,405	21,174	13,551

Life Insurance
Pretax operating income	20,728	16,686	6,004	5,705
Income tax expense	6,084	4,450	1,494	1,499

Operating income, net of tax	14,644	12,236	4,510	4,206
Realized investment gains, net of tax	3,103	6,249	1,367	3,960

Net income	17,747	18,485	5,877	8,166

Noninsurance
Pretax operating income (loss)	1,570	4,285	(15)	451
Income tax expense (benefit)	456	1,597	(45)	73

Operating income, net of tax	1,114	2,688	30	378
Realized investment gains (losses), net of tax	32	(152)	30	—

Net income	1,146	2,536	60	378

Corporate and Eliminations
Pretax operating income (loss)	(4,837)	(2,663)	(2,053)	(1,375)
Income tax expense (benefit)	(248)	—	(45)	—

Operating income, net of tax	(4,589)	(2,663)	(2,008)	(1,375)
Realized investment gains, net of tax	—	—	—	—

Net (loss)	(4,589)	(2,663)	(2,008)	(1,375)

Total net income	$75,228	$66,763	$25,103	$20,720

Segment assets are as follows:

	September 30, 2005	December 31, 2004
Segment Assets:
Property and Casualty Insurance	$877,300,557	$827,371,745
Life Insurance	1,161,113,343	1,095,896,131
Noninsurance	324,665,876	298,160,256
Corporate and Eliminations	568,288	1,269,372

Total Assets	$2,363,648,064	$2,222,697,504

9. Accounting for Stock-Based Compensation

As of September 30, 2005, the Company had adopted a new stock incentive plan, the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”), which is described more fully in Note 10 to the Company’s notes to consolidated condensed financial statements for the nine months ended September 30, 2005. The Company accounts for this Plan under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the recognition and measurement principles of the fair value method. Compensation cost on fixed awards with prorata vesting is recognized using the straight-line method.

The Plan replaced the Company’s previous stock incentive plan, which went into effect in 1993 (the “1993 Plan”) and was subsequently amended and restated in 2001. The 1993 Plan is described more fully in the notes to the Company’s audited consolidated financial statement for the fiscal year ended December 31, 2004. The Company accounts for this plan under SFAS No. 123, using the recognition and measurement principles of the intrinsic value method. Compensation cost on fixed awards with prorata vesting under the 1993 Plan is recognized using the straight-line method.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of stock-based employee compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$75,228,407	$66,763,266	$25,102,904	$20,720,248
Add:
Total stock-based compensation expense included in reported net income, net of tax effect	254,330	60,447	96,339	27,436

Less:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,727,394)	(1,434,375)	(578,272)	(514,762)

Pro forma net income	$73,755,343	$65,389,338	$24,620,971	$20,232,922

Earnings per share, as reported
- Basic	$0.94	$0.83	$0.31	$0.26
- Diluted	$0.93	$0.83	$0.31	$0.26

Pro forma earnings per share
- Basic	$0.92	$0.82	$0.31	$0.25
- Diluted	$0.91	$0.81	$0.31	$0.25

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

On June 1, 2005, the Company granted 24,500 awards of restricted stock to certain officers based on specified target levels of ownership at May 31, 2005 of Company common stock by those officers. The fair value of the common stock on June 1, 2005 was $14.90 per share. These grants vest on the third anniversary after the date of grant, but are not negotiable by the recipients until the recipients terminate employment with the Company. The Company will vote these shares until they are issued to the recipients and dividends paid will be credited as additional shares of restricted stock and held by the Company until such shares are issued.

On July 25, 2005, the Company issued 2,000 nonqualified options under the Plan.

11. Held for Sale Operations

During the second quarter of 2005, the Company signed a definitive agreement to sell a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry). The Company’s commercial leasing division operates under the name OFC Capital and is included in the Noninsurance segment. This transaction is subject to certain regulatory approvals, including from the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC).

The Company expects to complete the sale of this operation after parties to the agreement receive approval from the OTS and FDIC. The Company has reported these net assets as held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No gain or loss has been recognized and no amounts of revenue and pretax profit or loss have been reported in discontinued operations due to the Company’s significant continuing involvement through its equity-method investment in MidCountry. At September 30, 2005, assets classified as held for sale consisted primarily of commercial leases.

12. Other Long-term Investments

Included in the Company’s “Other Long-term Investments” are investments in partnerships of $70,008,996 and $71,948,707 at September 30, 2005 and December 31, 2004, respectively.

13. Supplemental Disclosure for Statement of Cash Flows

The following table presents the Company’s noncash investing and financing activities for the nine-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
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

In December 2004, the FASB issued SFAS. No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. This statement requires that exchanges of nonmonetary assets be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges in periods beginning after June 15, 2005. This statement has not had a significant impact on the Company’s financial position or results of operations.

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

In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF 03-1-a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners

Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance was effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. The Company is evaluating the impact of EITF Issue No. 04-5 on its financial condition and results of operations. The Company’s life subsidiary is a general partner with one percent ownership interests in East South Boulevard Investors Limited Partnership I and East South Boulevard Investors Limited Partnership II, and accounts for these investments under the equity-method of accounting. The carrying values at September 30, 2005 were $799,077 and $174,384, respectively.

In addition, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 in June 2005. The guidance in this FSP was effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and the application of either transition method as described in the FSP is permitted.

In August 2005, the FASB issued FSP Financial Accounting Standard 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This staff position defers the requirement under SFAS No. 123(R) that a freestanding financial instrument become subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company does not anticipate that this staff position will have a significant impact on its financial position or results of operations at the time SFAS No. 123(R) is adopted.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. Due to its recent issuance, the Company is still assessing the impact this statement will have on its financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Alfa Corporation and subsidiaries as of September 30, 2005, the related consolidated condensed statements of income and comprehensive income for the nine months and three months ended September 30, 2005 and 2004, and the related consolidated condensed statements of cash flows for the nine months and three months ended September 30, 2005 and 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

November 8, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Management’s Discussion and Analysis is intended to update the reader on matters affecting the financial condition and results of operations of Alfa Corporation and its subsidiaries for the nine-month and three-month periods ended September 30, 2005 and 2004. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in this 10-Q and in the annual report to stockholders for the year ended December 31, 2004.

Alfa Corporation, a financial services holding company is affiliated with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire), and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.0% of Alfa Corporation’s common stock, their largest single investment. The Company’s primary business is personal lines of property and casualty insurance and life insurance. At September 30, 2005, it also had noninsurance subsidiaries that engaged in consumer financing, commercial leasing, benefits administration and agency operations.

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

Operating results are reported through three primary business segments: property casualty insurance operations, life insurance operations and noninsurance operations. Property casualty insurance operations accounted for 79.8% of revenues and 81.0% of net income in the first nine months of 2005. Life insurance operations generated 17.8% of revenues and 23.6% of net income during the same period. Noninsurance net income, combined with corporate expenses for the first nine months of 2005, resulted in a net loss of $3.4 million or 4.6% of net income.

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

The following table sets forth consolidated summarized income statement information for the nine-month and three-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands, except share and per share data)
Revenues
Property and casualty insurance premium	$412,566	$362,892	14%	$141,616	$122,908	15%
Life insurance premiums and policy charges	57,598	53,059	9%	19,271	17,048	13%

Total premiums and policy charges	$470,164	$415,951	13%	$160,887	$139,956	15%

Net investment income	$70,489	$66,884	5%	$24,607	$22,430	10%

Total revenues	$562,238	$494,337	14%	$192,133	$166,181	16%

Net income
Insurance operations
Property and casualty insurance	$61,227	$51,123	20%	$21,688	$16,334	33%
Life insurance	14,644	12,236	20%	4,510	4,206	7%

Total insurance operations	$75,871	$63,359	20%	$26,198	$20,540	28%
Noninsurance operations	1,114	2,688	(59)%	30	378	(92)%
Net realized investment gains	2,832	3,379	(16)%	883	1,177	(25)%
Corporate	(4,589)	(2,663)	72%	(2,008)	(1,375)	46%

Net income	$75,228	$66,763	13%	$25,103	$20,720	21%

Net income per share
- Basic	$0.94	$0.83	13%	$0.31	$0.26	21%

- Diluted	$0.93	$0.83	13%	$0.31	$0.26	21%

Weighted average shares outstanding
- Basic	80,115,937	80,024,581		80,099,751	79,938,616

- Diluted	80,642,174	80,526,003		80,702,154	80,397,352

Total premiums and policy charges increased $54.2 million, or 13% in the first nine months of 2005 and increased $20.9 million, or 15%, for the third quarter as a result of increased premium production in both property casualty and life business and strong persistency. Net investment income increased 5.4% in the first nine months of 2005 and increased 9.7% in the third quarter due to increased partnership earnings and a stable yield. Positive cash flows resulted in an increase in invested assets of 3.8% in the nine months since December 31, 2004.

Operating income for the property casualty subsidiaries increased by approximately $10.1 million or 20% in the first nine months of 2005 and increased $5.4 million, or 33% in the third quarter due primarily to increased premium revenue, a strong core loss ratio and growth in investment income. Approximately $11.6 million in pretax storm losses were incurred during the first quarter of 2005. No catastrophic storm losses were incurred in the second or third quarters of the current year or the first or third quarters of 2004. Storm losses of approximately $9.2 million were incurred during the second quarter of 2004.

Life insurance operating income increased $2.4 million or 20% in the first nine months of 2005 partially due to a lower mortality ratio of 95% compared to 104% during the same period in 2004. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, in the first nine months of 2005, the Company experienced more favorable financial results when compared to 2004 due to the lower mortality ratio. For the third quarter, operating income increased approximately $304,000, or 7%, as a result of improved premium growth and despite a higher mortality ratio of 111% compared to 106% in the same period during the prior year.

Noninsurance operating income decreased $1.6 million or 59% in the first nine months of 2005. While pretax earnings from the finance subsidiary’s investment in MidCountry Financial Corporation (MidCountry) improved by approximately $681,000 when compared to the first nine months of 2004, earnings from the commercial leasing division declined by approximately $2.2 million due primarily to lower lease revenue as a result of the sale of approximately $64.2 million in commercial leases during 2004. For the third quarter, operating income decreased approximately $348,000, or 92%, due to a decline in earnings from the commercial leasing division of $412,000 offset by an increase in pretax earnings of $208,000 from MidCountry.

Corporate expenses increased by $1.9 million and approximately $633,000 for the nine-month and three-month periods of 2005 due primarily to increased borrowing costs and the elimination of profits generated by transactions between the property casualty segment and The Vision Insurance Group, LLC (Vision), the Company’s managing general agency acquired in January 2005.

Net income increased by 13% on a per diluted share basis in the first nine months of 2005 compared to 2004 and increased by 21% for the third quarter.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth the components of property and casualty insurance earned premiums, net underwriting income, GAAP basis ratios, underwriting margin, net investment income, other income, operating income, net realized investment gains and losses, and net income for the nine-month and three-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)
Earned premiums
Personal lines	$386,112	$352,836	9%	$132,808	$119,612	11%
Commercial lines	12,635	11,985	5%	4,224	4,056	4%
Reinsurance ceded	(2,627)	(2,056)	28%	(967)	(769)	26%
Reinsurance assumed	16,446	127	12850%	5,551	9	61578%

Total earned premiums	$412,566	$362,892	14%	$141,616	$122,908	15%

Net underwriting income	$45,192	$40,518	12%	$15,394	$11,759	31%

Loss ratio	60.5%	61.3%		59.2%	62.4%
LAE ratio	4.0%	3.9%		4.4%	3.8%
Expense ratio	24.5%	23.6%		25.5%	24.2%

GAAP basis combined ratio	89.0%	88.8%		89.1%	90.4%

Underwriting margin	11.0%	11.2%		10.9%	9.6%

Net investment income	$29,470	$23,100	28%	$11,232	$8,148	38%

Other income and fees	$6,851	$4,447	54%	$2,629	$1,440	83%

Pretax operating income	$81,513	$68,065	20%	$29,255	$21,347	37%

Operating income, net of tax	$61,227	$51,123	20%	$21,688	$16,334	33%

Realized investment (losses), net of tax	$(303)	$(2,718)	(89)%	$(514)	$(2,783)	(82)%

Net income	$60,924	$48,405	26%	$21,174	$13,551	56%

Earned premiums increased $49.7 million, or 14% in the first nine months of 2005. This increase is due to an increase in sales production of core business of $20.7 million, the positive impact of business generated by AVIC, a subsidiary established to write nonstandard risk automobile insurance beginning in 2005 of $12.7 million, and $16.3 million from the addition of Fire’s quota share reinsurance treaty with Virginia Mutual to the Pooling Agreement on January 1, 2005. During the third quarter, earned premiums increased $18.7 million, or 15%, due to core business growth of 5.1%, or $6.3 million, AVIC production of $6.9 million and Virginia Mutual production of $5.5 million. Continued good persistency in the preferred and standard automobile and homeowner lines also contributed to premium increases.

Operating income increased by approximately $10.1 million in the first nine months of 2005 despite $11.6 million in pretax catastrophic storm losses incurred during the first quarter of 2005. Catastrophic storm losses of $9.2 were incurred in the second quarter of 2004. The property and casualty underwriting margin decreased from

11.2% in the first nine months of 2004 to 11.0% in the same period of 2005. The underwriting margin in the first nine months of 2005 was the result of a 60.5% loss ratio (57.6% excluding storm losses), a 4.0% loss adjustment expense (LAE) ratio and a 24.5% expense ratio compared to a loss ratio of 61.3% (58.8% excluding storm losses), an LAE ratio of 3.9% and an expense ratio of 23.6% in the same period of 2004. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Operating income increased $5.4 million, or 33%, in the third quarter. No catastrophic losses were incurred in the third quarter of either 2005 or 2004. The underwriting margin of 10.9% in the third quarter of 2005 resulted from a 59.2% loss ratio, an LAE ratio of 4.4% and an expense ratio of 25.5%. The same period in 2004 yielded a loss ratio of 62.4%, an LAE ratio of 3.8% and an expense ratio of 24.2% for an overall underwriting margin of 9.6%.

The Alfa Group had approximately $234.7 million in gross catastrophe losses during the first nine months of 2005 and $323.0 million in 2004 due to the impact of hurricanes, tornadoes and other severe weather. The effect of claims from these events impacted underwriting results by $0.09 and $0.07 per share in 2005 and 2004, respectively, after taxes, based upon the intercompany pooling arrangement and the Alfa group-wide catastrophe protection program. For additional information on the intercompany pooling arrangement, refer to Note 2.

The property and casualty expense ratio has increased over the nine months and three months ended September 30, 2005, respectively, when compared to the same periods in 2004 due primarily to policy fee expense paid by AVIC to Vision through the Managing General Agent’s Agreement dated January 1, 2005. This fee income is reported as Other Income for segment reporting.

Invested assets declined 1.6% since December 31, 2004 while net investment income increased by $6.4 million or 28% for the first nine months of 2005 and $3.1 million or 38% for the third quarter of 2005 primarily due to an increase in earnings from partnerships and fixed maturities.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums and policy charges, by type of policy, net investment income, benefits and expenses, amortization of deferred policy acquisition costs, operating income, net realized investments gains, and net income for the nine-month and three-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$15,479	$14,849	4%	$5,199	$4,972	5%
Universal life policy charges - COLI	3,037	2,824	8%	774	664	17%
Interest sensitive life policy charges	8,208	8,005	3%	2,728	2,599	5%
Traditional life insurance premiums	30,357	26,889	13%	10,570	8,813	20%
Group life insurance premiums	517	492	5%	—	—	—%

Total premiums and policy charges	$57,598	$53,059	9%	$19,271	$17,048	13%

Net investment income	$37,951	$36,579	4%	$12,662	$13,045	(3)%

Benefits and expenses	$67,096	$66,098	2%	$23,372	$22,118	6%

Amortization of deferred policy acquisition costs	$7,725	$6,854	13%	$2,557	$2,270	13%

Pretax operating income	$20,728	$16,686	24%	$6,004	$5,705	5%

Operating income, net of tax	$14,644	$12,236	20%	$4,510	$4,206	7%

Realized investment gains, net of tax	$3,103	$6,249	(50)%	$1,367	$3,960	(65)%

Net income	$17,747	$18,485	(4)%	$5,877	$8,166	(28)%

The Company’s life insurance premiums and policy charges increased $4.5 million, or 8.6% in the first nine months of 2005. Issued annualized new business premium increased by 1.5% to $10.8 million while persistency declined from 91.7% to 91.1%. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at September 30, 2005 and 2004 as a percentage of the annualized premium paid at September 30, 2005 and 2004, respectively. For the third quarter, premiums and policy charges increased $2.2 million, or 13%. Issued annualized new business premium increased by 4.6% to $3.3 million.

Life insurance operating income increased approximately $2.4 million or 20% in the first nine months of 2005. Death claims increased approximately $300,000, or 1.5% in the first three quarters of 2005, while mortality declined from 104% in the first nine months of 2004 to 95% for the same period in 2005. Investment income increased 3.8% while invested assets grew by 7.2% due to positive cash flows. General expenses decreased by approximately $601,000 or 6.9% primarily due to reductions in sales-related expenses and legal costs. Amortization of deferred policy acquisition costs increased by 13% due to growth in deferred costs related to new business production.

Operating income increased $303,000, or 7.2%, for the third quarter. Death claims increased $1.9 million, or 31%, for the quarter as mortality increased from 106% in 2004 to 111% for 2005. Net investment income decreased 2.9% for the current quarter due to an adjustment made during the third quarter of 2004. General expenses increased $168,000, or 5.8%, due to increases in legal costs offset by reductions in sales-related expenses. Amortization of deferred policy acquisition costs increased by 13%.

NONINSURANCE OPERATIONS

Noninsurance operations decreased by $1.6 million or 59% for the first nine months of 2005 due primarily to unfavorable results in the finance subsidiary’s commercial leasing division. Earnings from the consumer financing operations increased from $2.2 million in the first three quarters of 2004 to $2.7 million in the same period of 2005, primarily due to earnings from the investment in MidCountry that yielded pretax income of approximately $1.3 million and $597,000 during the first nine months of 2005 and 2004, respectively. The commercial leasing division experienced a loss of approximately $2.0 million in the first three quarters of 2005 compared to earnings of approximately $180,000 in the same period of 2004. This loss was the result of lower lease revenue following the sale of approximately $64.2 million in leases in the last two quarters of 2004, credit loss reserve increases and additional legal fees related to the Chapter 7 bankruptcy filing of NorVergence, a telecommunications provider that previously serviced over 300 of the Company’s leasing customers. Alfa Benefits Corporation (ABC), the Company’s subsidiary covering certain employee benefits, generated operating income of approximately $377,000 during the first three quarters of 2005 compared to $347,000 for the same period in 2004. In addition, Vision, the Company’s new subsidiary engaged in agency operations generated an operating loss of approximately $26,000 during the first nine months of 2005.

Noninsurance operating income decreased $348,000, or 92%, for the third quarter. Income from consumer financing operations increased from $711,000 in the third quarter of 2004 to $1.0 million in 2005, primarily due to an increase in pretax earnings from MidCountry from $164,000 in 2004 to $372,000 in 2005. The commercial leasing division experienced a loss of $931,000 for the third quarter of 2005 compared to a loss of $519,000 in the same period of 2004 as a result of lower lease revenue and increased interest costs. ABC operating income decreased from $156,000 in the third quarter of 2004 to $5,000 in 2005 while Vision’s operations resulted in a loss of $63,000 for the third quarter due to reduced operating margins.

CORPORATE

Corporate expenses, including the impact of eliminations, increased $1.9 million and $633,000 for the nine-month and three-month periods of 2005, respectively, due primarily to an increase in borrowing costs and the elimination of profits generated by transactions between the property casualty segment and Vision. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by approximately $1.5 million from levels experienced in the first nine months of 2004.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by yield rates. Information about cash flows, invested assets and yield rates is presented below for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Increase in invested assets since January 1, 2005 and 2004	3.8%	9.2%
Investment yield rate (annualized)	6.1%	5.7%
Increase in net investment income since September 30, 2004 and 2003	5.4%	5.4%

As a result of the overall positive cash flows from operations, invested assets grew 3.8% since January 1, 2005 and 0.7% since September 30, 2004 while net investment income increased 5.4%. The positive cash flow from operations is due primarily to the improved operating results in the Company’s property casualty subsidiaries, which had $61.2 million in operating income in the first nine months of 2005. In addition to the favorable performance of the property casualty segment, the life subsidiary generated $14.6 million in operating income during the same period. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan portfolio of the finance subsidiary and to fund a portion of the acquisition costs of Vision. During the first nine months of 2005, the Company also increased its investment in debt securities by approximately $52.2 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities, equity-method investments and partnerships offset by increased borrowing costs and lower lease revenues.

The overall yield rate, calculated using amortized cost, increased slightly during the third quarter of 2005 from the second quarter of 2005 to 6.1%. The Company had net realized investment gains before income taxes of approximately $4.4 million in the first nine months of 2005 compared to realized investment gains of approximately $5.2 million during the same period of 2004. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	31.8%	34.0%
Corporate bonds	24.1	21.7

Total taxable	55.9	55.7
Tax exempts	16.2	17.3

Total fixed maturities	72.1	73.0

Equity securities	6.1	5.4
Policy loans	3.2	3.2
Collateral loans	6.3	6.0
Commercial leases	0.1	0.2
Other long-term investments	7.7	7.8
Short-term investments	4.5	4.4

Total	100.0%	100.0%

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
AAA to A-	92.5%	92.8%
BBB+ to BBB-	6.6	6.8
BB+ and below (below investment grade)	0.9	0.4

	100.0%	100.0%

At September 30, 2005, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At September 30, 2005, approximately 44.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. At September 30, 2005, the Company’s total portfolio of fixed maturities had gross unrealized gains of $41.3 million and gross unrealized losses of $10.5 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first nine months of 2005, the Company sold approximately $90.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $426,899 and gross realized losses of $1,962,459. During the same period in 2004, the Company sold approximately $13.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $237,275 and gross realized losses of $355,450.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At September 30, 2005, the Company had unrealized gains in such investments of approximately $580,000 compared to approximately $3.5 million at December 31, 2004. The Company recognized a net gain of $80,256 on the disposal of high yield debt securities in the first nine months of 2005 after recognizing a net loss of $151,375 on similar disposals in the first three quarters of 2004.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first nine months of 2005, the Company wrote down three bond issues totaling $671,367 and four equity securities totaling $637,519 for which declines in value were deemed to be other than temporary. During the first nine months of 2004, the Company wrote down one bond issue totaling $111,279 for which its decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either September 30, 2005 or December 31, 2004.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was reclassified to Assets Classified as Held for Sale at December 31, 2004. Automobiles, equipment and other property collateralize the Company’s loans and leases. At September 30, 2005, the delinquency ratio on the loan portfolio was 1.20%, or $1.3 million and the delinquency ratio on the lease portfolio was 11.27%, or $10.4 million. Loans charged off in the first nine months of 2005 totaled $582,362 while leases charged off in the same period were $2,049,842. At September 30, 2005, the Company maintained an allowance for loan losses of $1,401,366 or approximately 1.1% of the outstanding loan balance. Loans in a nonaccrual status at September 30, 2005 were $846,275. In addition, at September 30, 2005, the Company maintained an allowance for lease losses of $11,531,812 or approximately 13.9% of the outstanding lease balance. Repossessed assets, net of allowances for losses on disposal, included in other assets were $1,121,940 and $956,552 at September 30, 2005 and December 31, 2004, respectively. Leases in a nonaccrual status at September 30, 2005 were $9,980,887. All leases that were more than 90 days late were in nonaccrual status at September 30, 2005. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity-method investments.

During the third quarter of 2002, the Company’s finance subsidiary, Alfa Financial Corporation (Financial), invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was approximately $1.3 million in the first nine months of 2005 compared to approximately $597,000 in the first three quarters of 2004.

INCOME TAXES

The effective tax rate in the first nine months of 2005 was 27.2% compared to 25.9% for the full year 2004 and 27.1% for the first nine months of 2004. The increase in the effective tax rate in the first nine months of 2005 from the same period in 2004 is due to increases in income before the provision for income taxes as compared to the relative mix of taxable income versus tax-exempt income. The increase from the 2004 full year effective rate is due to reductions in 2004 in the Company’s reserve for tax exposure items. Based on information available at September 30, 2005, the Company currently anticipates the effective tax rate recorded in the financial statements for the nine-month period ending September 30, 2005 to remain at 27.2% for all of 2005.

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

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has a limited number of contractual obligations in the form of long-term debt and leases. These leases have primarily been originated by its commercial leasing subsidiary and Vision. Operating leases supporting the corporate operations are the responsibility of Mutual, an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement.

The Company’s contractual obligations at September 30, 2005 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,745,789	$739,465	$1,531,724	$1,307,015	$167,585
Capital lease obligations	177,405	124,858	52,547	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	27,539,017	27,539,017	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$101,462,211	$28,403,340	$1,584,271	$1,307,015	$70,167,585

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2005, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2005 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$36,502,635	$20,615,000	$—	$15,887,635	$—
Standby letters of credit	75,000	75,000	—	—	—
Guarantees	5,836,016	200,000	5,000,000	636,016	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	286,103,844	265,614,441	10,948,705	6,483,679	3,057,019

Total commercial commitments	$328,517,495	$286,504,441	$15,948,705	$23,007,330	$3,057,019

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

Net cash provided by operating activities for the first nine months of 2005 and 2004 approximated $90.7 million and $93.5 million, respectively. Such net positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property and casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

Total borrowings increased approximately $31.1 million in the first nine months of 2005 to $321.3 million. The majority of the short-term debt is commercial paper issued by the Company. At September 30, 2005, the Company had approximately $223.8 million in commercial paper at rates ranging from 3.65% to 3.82% with maturities ranging from October 3, 2005 to October 26, 2005. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio, commercial lease portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $27.5 million in short-term debt outstanding to affiliates at September 30, 2005 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

On April 28, 2005, the Company’s stockholders approved the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”). Prior to the Plan’s adoption, on February 28, 2005, the Company granted 52,000 awards of restricted stock to certain officers, subject to the approval of the Plan by the stockholders at the Company’s annual meeting. On June 1, 2005, the Company granted 24,500 awards of restricted stock to certain officers based on specific target levels of ownership at May 31, 2005 of Company common stock by those officers. During July 2005, the Company issued 2,000 nonqualified options under the Plan.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During the first nine months of 2005, the Company repurchased 219,000 shares at a cost of $2,960,751. At September 30, 2005, the total repurchased was 8,266,623 shares at a cost of $65,383,384. The Company has reissued 2,711,802 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 shares to fund a portion of the acquisition of Vision.

Stock repurchase activity for the three months ended September 30, 2005 is summarized below:

	Shares			Average Price Per Share
Total shares authorized to be repurchased			12,000,000
Less: Total shares repurchased at June 30, 2005		8,266,623
Shares repurchased –
July 2005	0			N/A
August 2005	0			N/A
September 2005	0			N/A

Total shares repurchased in three months ended September 30, 2005		0		N/A

Total shares repurchased under stock repurchase program			8,266,623

Total shares available for repurchase at September 30, 2005			3,733,377

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered.

Cash surrenders paid to policyholders on a statutory basis totaled $13.0 million and $12.9 million in the first nine months of 2005 and 2004, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. In addition, the majority of the inforce business is interest sensitive type policies that generally have lower rates of surrender. At September 30, 2005, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $637.6 million.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At September 30, 2005, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at September 30, 2005. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

CRITICAL ACCOUNTING POLICIES

The Company’s “Summary of Significant Accounting Policies” is presented in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2004. As the Company operates in the property casualty and life insurance industries, its accounting policies are defined with industry-specific accounting literature governing the recognition of insurance-related revenues and expenses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property and casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 58% of the Company’s liabilities are reported at September 30, 2005 and therefore have a direct effect on net earnings and stockholders’ equity.

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

The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $426,714 at September 30, 2005. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $822,622 and $240,444, respectively.

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

VALUATION OF INVESTMENTS

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines in market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, write-downs of approximately $638,000 and $671,000 were recorded in the first nine months of 2005 on equity securities and fixed maturities, respectively. No write-downs were recorded in the same period of 2004.

POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Acquisition costs for property and casualty insurance are amortized over the period in which the related premiums are earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustment to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. This statement requires that exchanges of nonmonetary assets be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges in periods beginning after June 15, 2005. This statement has not had a significant impact on the Company’s financial position or results of operations.

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

In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF 03-1-a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance was effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. The Company is evaluating the impact of EITF Issue No. 04-5 on its financial condition and results of operations. The Company’s life subsidiary is a general partner with one percent ownership interests in East South Boulevard Investors Limited Partnership I and East South Boulevard Investors Limited Partnership II, and accounts for these investments under the equity-method of accounting. The carrying values at September 30, 2005 were $799,077 and $174,384, respectively.

In addition, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 in June 2005. The guidance in this FSP was effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and the application of either transition method as described in the FSP is permitted.

In August 2005, the FASB issued FSP Financial Accounting Standard 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This staff position defers the requirement under SFAS No. 123(R) that a freestanding financial instrument become subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company does not anticipate that this staff position will have a significant impact on its financial position or results of operations at the time SFAS No. 123(R) is adopted.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. Due to its recent issuance, the Company is still assessing the impact this statement will have on its financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings are in process at September 30, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $1.8 million and $1.3 million for the first nine months of 2005 and 2004, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 43 legal proceedings against the Company’s life insurance subsidiary were in process at September 30, 2005. Of the 43 proceedings, one was filed in 2005, 31 were filed in 2004, seven were filed in 2003, three were filed in 1999, and one was filed in 1996.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

A Summary of the Revised Executive Bonus Plan is included at Exhibit 10.1

Item 6. Exhibits

10.1	Summary of Revised Executive Bonus Plan

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Date 11/08/05	By:	/s/ Jerry A. Newby
Jerry A. Newby
President
(Chief Executive Officer)

Date 11/08/05	By:	/s/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President
(Chief Financial Officer and Chief Investment Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Summary of Revised Executive Bonus Plan

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002