Form 10-K
period 2005-12-31
ALFA CORP
filed 2006-03-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005	Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 288-3900

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $1.00 per share	The NASDAQ Stock Market (EXCHANGE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $528,638,203 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $1.00 par value per share	80,290,551 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held April 25, 2006 are incorporated by reference into Parts II and III of this Form 10-K Report.

ALFA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Part I

Item 1. Business.

Description of the Corporation. Alfa Corporation is a financial services holding company that offers property casualty insurance, life insurance and financial services products through its wholly-owned subsidiaries:

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under an affiliate agreement signed in August 2001.

The Company’s common stock is traded on the NASDAQ Stock Market’s National Market under the symbol “ALFA.”

Recent Developments. Effective January 1, 2005, the Pooling Agreement was amended and restated, commuting certain pools from August 1, 1987 through December 31, 2001. In addition, AVIC was added as a participant in the Pooling Agreement with other companies in the Alfa Group and Fire began retroceding the quota share business it receives from Virginia Mutual to the pool. AVIC, a new subsidiary formed by the Company in the third quarter of 2004, writes nonstandard automobile business through Vision and currently operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. AVIC cedes 100% of its direct business to the intercompany pool and receives in return 5% of the business included in the Alfa Group intercompany pool. AIC and AGI, both wholly-owned subsidiaries of the Company, reduced their respective pooling participations from 32.5% to 30.0% to allow for the Vision addition.

On January 3, 2005, the Company completed its acquisition of Vision, a full-service managing general agency. Prior to the execution of the purchase agreement, no material relationship existed between the Company and the sellers. The Company purchased Vision for $20 million in cash and stock with an additional purchase consideration of up to $14 million based on future performance.

During the fourth quarter of 2005, the Company completed the sale of Financial’s leasing division, OFC Capital, to OFC Servicing Corporation, a subsidiary of MidCountry Financial Corporation (MidCountry). No gain or loss was recognized and no amounts of revenue and pretax profit or loss have been reported in discontinued operations due to the Company’s significant continuing involvement through its equity-method investment in MidCountry.

Effective January 1, 2006, the Pooling Agreement was amended to reallocate the Alfa Specialty Insurance Corporation (Specialty) coinsurance allocation of catastrophes to Mutual. Specialty is a wholly-owned subsidiary of Mutual.

Nature of Operations. Alfa Corporation’s insurance subsidiaries are direct writers of life insurance in Alabama, Georgia and Mississippi and property casualty insurance in Georgia, Mississippi, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. In addition, AVIC assumes business in Texas. The Company’s property casualty business is pooled with that of the Mutual Group, which writes property casualty business in Alabama. Approximately 75.6% of the Company’s property casualty premium income and 66.5% of its total premium income for 2005 was derived from the Company’s participation with the Mutual Group in the Pooling Agreement.

Effective August 1, 1987, the Company entered into a property casualty insurance Pooling Agreement (the “Pooling Agreement”) with Alfa Mutual Insurance Company (Mutual), and other members of the Mutual Group (refer to Note 2—Pooling Agreement in the Notes to Consolidated Financial Statements of this Form 10-K).

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

Presented below is summarized financial information for the Company’s four business segments for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues by Segment
Property casualty insurance	$606,445	$521,371	$486,569
Life insurance	133,498	132,466	119,491
Noninsurance operations	33,266	9,851	15,456
Corporate	45,973	27,150	25,680

Revenues before eliminations	$819,182	$690,838	$647,196
Eliminations	(62,277)	(29,546)	(27,379)

Total revenues	$756,905	$661,292	$619,817

Operating Income (Loss)[1] by Segment
Property casualty insurance operating income	$80,195	$68,699	$53,112
Life insurance operating income	21,736	18,763	19,058
Noninsurance operating income (loss)	(38)	2,138	4,031
Corporate operating loss	(6,792)	(4,737)	(1,803)

Total operating income	$95,101	$84,863	$74,398
Realized investment gains, net of tax	3,933	4,582	4,071

Net income	$99,034	$89,445	$78,469

[1]	Operating income (loss), a non-GAAP financial measure, is defined as net income (loss) excluding realized investment gains and losses, net of applicable taxes. Management uses operating income as a measure of the Company’s ongoing profitability since it eliminates the effect of securities market volatility from earnings.

Property Casualty Insurance:

Alfa’s primary business is personal lines property casualty insurance, which accounts for approximately 78% of total premiums and approximately 69% of total revenues. Automobile and homeowners insurance account for approximately 86% of property casualty premiums. In Alabama, Alfa enjoys approximately a 20% share of the personal automobile and homeowners markets, second only to State Farm.

The Company is a direct writer and distributes its products utilizing a combination of exclusive, independent and independent exclusive sales agents in its core states of operation. The following table shows the Company’s pooled share of direct premium distribution by product for property casualty insurance for 2005:

Automobile	61.5%
Homeowner	24.7%
Farmowner	4.8%
Commercial	4.3%
Manufactured Home	2.9%
Other	1.8%

100.0%

A discussion of the Company’s property casualty insurance results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Segment disclosures required under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, are included in Note 14—Segment Information in the Notes to Consolidated Financial Statements.

The Company’s strategy in property casualty business has been to operate primarily in its niche, personal lines insurance, and to strive to be the low-cost producer, thereby marketing and underwriting to achieve a preferred, profitable book of business. The Company’s objective is to operate with an underwriting profit. Historically, this objective has been met except for five separate years, each of which was primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, Alfa restructured the catastrophe program and amended the intercompany pooling agreement to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, the Company’s share of Alfa’s storm-related losses has been substantially reduced, providing greater earnings stability. The lower exposure also means a substantial reduction in reinsurance costs. Alfa’s pooled catastrophe losses for 2005, 2004 and 2003 totaled approximately $293.9 million, $347.5 million and $69 million, respectively. The Company’s share of such losses totaled $11.6 million, $9.2 million and $7.9 million in 2005, 2004 and 2003, respectively.

There are inherent uncertainties in reserving for unpaid losses. Management’s philosophy has been to establish reserves at a high level of confidence. The Company experienced no materially significant large losses or gains in its loss payments during 2003, 2004 or 2005 which led to changes in estimates.

The Company’s pooled business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company’s financial condition and operating results than on a more geographically diversified insurance company. However, the Company’s catastrophe protection program, which began November 1, 1996, reduced the potential adverse impact and earnings volatility caused by such catastrophe exposures.

Life Insurance:

Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest sensitive whole life and universal life products in Alabama, Georgia and Mississippi and distributes these products utilizing an exclusive and independent exclusive agent sales force. In the highly fragmented life insurance market in Alabama, Alfa ranks among the leaders in market share.

Life offers several different types of whole life and term insurance products. The following table shows the Company’s distribution by product for life insurance premiums and policy charges for 2005:

Traditional life insurance premiums	53.0%
Universal life policy charges	27.1%
Interest sensitive life policy charges	14.2%
Universal life policy charges—COLI	5.0%
Group life insurance premiums	0.7%

100.0%

As of December 31, for each year indicated, the Company had insurance inforce as follows:

	2005	2004	2003
	(in thousands)
Ordinary life	$21,148,519	$19,719,825	$18,206,689
Credit life	$13,446	$12,526	$10,554
Group life	$47,269	$47,152	$45,505

A discussion of the Company’s life insurance results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Segment disclosures required under SFAS No. 131 are included in Note 14—Segment Information in the Notes to Consolidated Financial Statements.

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

Noninsurance:

The Company operates five subsidiaries which are not considered to be significant by the Securities and Exchange Commission (SEC) Regulations for purposes of separate disclosure: Financial, a lending and leasing institution; AAM, AAG, Vision (collectively, Agency operations); and ABC, a provider of benefit services for Alfa.

•	Financial is an institution engaged principally in making consumer loans. Loans are available through all customer service centers. Automobiles and other property collateralize these loans. Financial is also engaged in operating and capital leasing activities.

•	AAM and AAG, headquartered in Montgomery, Alabama, provide agents with the opportunity to offer customers a broader portfolio of products by placing insurance risks with third party insurers for a commission. Vision is a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. In addition, during 2005, Vision wrote a limited amount of nonstandard homeowner business through non-affiliated carriers as a general agency. Vision is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

•	ABC serves as a record keeper by handling nonqualified employee benefits.

A discussion of the Company’s noninsurance results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Segment disclosures required under SFAS No. 131 are included in Note 14—Segment Information in the Notes to Consolidated Financial Statements.

Investments:

The Company’s income is directly affected by its investment income and realized gains and losses from its investment portfolio. The capital and reserves of the Company are invested in assets comprising its investment portfolio. In its insurance subsidiaries, insurance regulations prescribe the nature and quality of investments that may be made and included in the insurance subsidiaries’ investment portfolios. Such investments include qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage-backed securities and certain other assets. The Company’s noninsurance segment also holds investments in collateral loans, commercial leases, notes receivable and equity method investments.

The Company’s investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from approximately $841 million to over $2.0 billion at the end of 2005, a compound annual growth rate of 9.1%. During that same period, net investment income has almost doubled, growing from $50.9 million to over $94.9 million. At year-end, the value of unrealized gains in the Company’s portfolio was $22.1 million, net of tax. The portfolio was invested 70.9% in fixed maturities, 5.4% in equities, 4.2% in short-term investments and 19.5% in other investments which include policy loans, collateral loans, commercial leases, partnerships, notes receivable and equity method investments.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
AAA to A-	90.8%	92.8%
BBB+ to BBB-	7.3	6.8
BB+ and below (below investment grade)	1.9	0.4

	100.0%	100.0%

A discussion of the Company’s investments is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Reserves:

The Company’s property casualty insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company’s life insurance subsidiary is required to maintain reserves for future policy benefits. To the extent that reserves prove to be inadequate or excessive in the future, the Company would have to modify such reserves and incur a charge or credit to earnings in the period such reserves are modified which could have a material effect on the Company’s results of operations and financial condition. Establishing appropriate reserves is an inherently uncertain process and there can be no assurance that ultimate losses will not materially differ from the Company’s established loss reserves. Reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, estimates of future trends in claims severity and other variable factors.

Property Casualty Reserves. With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provision relating to the type of loss. Loss reserves are reviewed on a regular basis and, as new data becomes available, appropriate adjustments are made to reserves.

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

Reserves are computed by the Company based upon actuarial principles and procedures applicable to the lines of business written by the Company. Management reviews these reserve calculations regularly and as required by state law, the Company annually engages an independent actuary to render an opinion as to the adequacy of reserves established by management, whose opinions are filed with the various jurisdictions in which the Company is licensed. Based upon practice and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company’s reserves are adequate.

The liability for estimated unpaid losses and loss adjustment expenses is based on a detailed evaluation of reported losses and of estimates of incurred but not reported losses. Adjustments to the liability based on subsequent developments are included in current operations. The Company is primarily an insurer of private passenger motor vehicles and of single-family homes and has limited exposure for difficult-to-estimate claims such as environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition.

Life Reserves. The life insurance policy reserves reflected in the Company’s financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America. These reserves, with the addition of premiums to be received and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculation of reserves are based on company experience. The assumptions used in the calculation of Life’s reserves are shown in Note 6—Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements of this Form 10-K.

Relationship with Mutual Group:

The Company’s business and operations are substantially integrated with and dependent upon the management, personnel and facilities of Mutual. Under a Management and Operating Agreement with Mutual, all management personnel are provided by Mutual and the Company reimburses Mutual for field office expenses and operations services rendered by Mutual.

Mutual periodically conducts time usage and related expense allocation studies. Mutual charges the Company for its allocable and directly attributable salaries and other expenses, including office facilities.

The Board of Directors of the Company consisted, at December 31, 2005, of eleven members, six of whom serve on the Executive Committee of the Boards of the Mutual Group and two of whom are Executive Officers of the Company.

At December 31, 2005, Mutual owned 34,296,747 shares, or 42.7%, Fire owned 9,187,970 shares, or 11.4%, and Alfa Mutual General Insurance Company owned 631,166 shares, or 0.8%, of the Company’s outstanding common stock.

Competition:

Both the life and property casualty insurance businesses are highly competitive. There are numerous insurance companies in the Company’s area of operation and throughout the United States. Many of the companies in direct competition with the Company have been in business for a much longer period of time, have a larger volume of business, offer a more diversified line of insurance coverage, and have greater financial resources than the Company. In its life and property casualty insurance businesses, the Company competes with other insurers in the sale of insurance products to consumers and the recruitment and retention of qualified agents. The Company believes the main competitive factors in its business are price, name recognition and service. The Company believes it competes effectively in these areas in Alabama. In other states, however, the Company’s name is not as well recognized, but such recognition is improving.

Regulation:

The Mutual Group and the Company’s insurance subsidiaries are subject to the Alabama Insurance Holding Company Systems Regulatory Act and are subject to reporting to the Alabama Insurance Department and to periodic examination of their transactions and regulation under the Act with Mutual being considered the controlling party.

Additionally, the Company’s insurance subsidiaries are subject to licensing and supervision by the governmental agencies in the jurisdictions in which they do business. The nature and extent of such regulation varies, but generally has its source in state statutes which delegate regulatory, supervisory and administrative powers to State Insurance Commissioners. Such regulation, supervision and administration relate, among other things, to standards of solvency which must be met and maintained, licensing of the companies, periodic examination of the affairs and financial condition of the Company, annual and other reports required to be filed on the financial condition and operation of the Company. Rates of property casualty insurance are subject to regulation and approval of regulatory authorities. Life insurance rates are generally not subject to prior regulatory approval.

The Mutual Group, the Company and its subsidiary, Alfa Financial Corporation, are regulated by, report to and are subject to examination by the Office of Thrift Supervision (“OTS”), pursuant to the Federal Home Owners’ Loan Act (HOLA) and its Control Regulations. The scope of this authority includes the savings association, its holding company and other affiliates, and subsidiaries of the savings association. In accordance with its responsibilities, OTS has issued regulations and developed examination procedures for savings and loan holding companies.

Restrictions on Dividends to Stockholders: The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property casualty companies—the statutory net income for the preceding year, or for life companies—the statutory net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company’s subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2006 without prior approval of regulatory authorities is approximately $84.4 million based on December 31, 2005 financial condition and results of operations.

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

Personnel:

The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees in the areas of Life Underwriting, Life Processing, Accounting, Sales, Administration, Legal, Files, Data Processing, Programming, Research, Policy Issuing, Claims, Investments and Management. At December 31, 2005, the Company was represented by 491 agents in Alabama who are employees of Mutual. The Company’s subsidiaries had 132 independent exclusive agents in Georgia and Mississippi and 2,438 independent agents in Georgia, Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida at December 31, 2005. The Company believes its employee relations are good.

Available Information:

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC are made available free of charge on its website at www.alfains.com by first selecting “Invest in Alfa” and then selecting “Financial Reports.”

Also available on the website is the Company’s Code of Ethics titled “Principles of Business Conduct” which can be accessed under such title.

A free copy of the Company’s Form 10-K, as filed with the SEC, may also be obtained by writing: Al Scott, Senior Vice President, Secretary and General Counsel, Alfa Corporation, P.O. Box 11000, Montgomery, Alabama 36191-0001.

Any of the materials the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Risk factors are uncertainties and events over which the Company has limited or no control and which can have a materially adverse effect on the business, the results of operations or the financial condition of the Company and its subsidiaries. The Company and its business segments are subject to a variety of risk factors. The following sections set forth management’s evaluation of the most prevalent material risk factors for the Company and its subsidiaries. There may be risks which management does not presently consider material or which are not presently known to management that may later prove to be material risk factors as well.

Regulatory Environment

The Company’s insurance subsidiaries are subject to extensive governmental regulation in all of the state and similar jurisdictions in which they operate. These regulations relate to licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level, the federal government has increasingly expressed an interest in regulating the insurance industry through the Graham-Leach-Bliley Act, the Patriot Act, financial services regulation, changes in the Internal Revenue Code and other legislation. All of these regulations increase the cost of conducting insurance business through increased compliance expenses. Furthermore, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there can be no way of predicting what impact these changes will have on the Company in the future. Such impact could adversely affect the Company’s profitability and limit its growth.

Geographic Concentration Risk

The Company’s property casualty insurance business is generated in 13 southeastern states and its life insurance business is generated in 3 states. For the year ended December 31, 2005, approximately $514 million of premiums and policy charges representing 81% of such amounts were from policies written in Alabama. Accordingly, unusually severe storms or other disasters in this state might have a more significant effect on the Company than a more geographically diversified company and could have an adverse impact on the Company’s financial condition and operating results.

In addition, the revenues and profitability of the Company are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it less attractive for the Company to do business in these states and could have an adverse effect on the Company’s financial results.

Catastrophic Loss Risk

The insurance operations expose the Company to claims arising out of catastrophic events. Catastrophes can be caused by various unpredictable events, including hurricanes, hailstorms, tornadoes, severe winter weather, earthquakes, and other natural or man-made disasters.

Property Casualty: While the Company limits the property exposures it writes in coastal exposure areas, the Company’s critical catastrophic risk is hurricanes because of the proximity of southeastern markets to the Gulf of Mexico. The Company also limits its catastrophic loss risk by participating in a catastrophe protection program through an intercompany pooling arrangement (more fully discussed in Note 2—Pooling Agreement in the Notes to Consolidated Financial Statements). A catastrophic event in excess of the Company’s upper catastrophe pool limit could adversely affect the Company’s business, results of operations and financial condition.

Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities.

Property Casualty: Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover reported as well as incurred, but not yet reported claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data and trending using actuarial techniques and modeling. Reserve estimates are periodically reviewed in consideration of known developments and, where necessary, adjusted as circumstances may warrant. Nevertheless, the reserving process is inherently uncertain. If for any of these reasons, reserve estimates prove to be inadequate, the Company’s subsidiaries will increase their reported liabilities. Such an occurrence could result in a materially adverse impact on the Company’s results of operations and financial condition.

Life: Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. The Company reviews the adequacy of these reserves on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves may be required, which could have a material adverse impact on the Company’s results of operations and financial condition.

Excessive Losses and Loss Expenses

The greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage. Severity and frequency can be affected by unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court-made law and adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

Investment Risks (Interest and Equity)

The invested assets of the Company’s subsidiaries are centrally managed by the Company. The majority of these invested assets consist of fixed maturity securities. Changes in interest rates directly affect the income from, and the market value of fixed maturity investments and could reduce the value of the Company’s investment portfolio and adversely affect the Company’s, and its subsidiaries’ results of operations and financial condition. A smaller percentage of total investments are in equity securities. A change in general economic conditions, the stock market, or many other external factors could adversely affect the value of those investments and, in turn, the Company’s, or its subsidiaries’ results and financial condition. Further, the Company manages its fixed maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that may adversely affect the Company’s financial condition or results of operations.

Reinsurance

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company uses reinsurance to manage its risks both in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which it is able to write it. The availability of reinsurance and its price, however, are determined in the reinsurance market by conditions beyond the Company’s control.

Reinsurance does not relieve the reinsured company of its primary liability to its insureds in the event of a loss. It merely reimburses the reinsured company. The ability and willingness of reinsurers to honor their obligations represent credit risks inherent in reinsurance transactions. The Company addresses this risk by limiting its reinsurance to those reinsurers it considers the best credit risks with limited duration contracts.

There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would be forced to reduce the volume of business it writes or retain increased amounts of liability exposure. This could adversely affect the Company’s results of operations and financial condition.

Litigation

The Company and its subsidiaries are named defendants in a number of lawsuits. These lawsuits are described more fully in Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements. Litigation, by its nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuits is uncertain and may, if these lawsuits are determined adversely to the Company, negatively impact results of operations.

Pricing

Property casualty premium rates are generally determined on the basis of historical data for claims frequency and severity as well as related production and other expense patterns. In the event ultimate claims and expenses exceed historically projected levels, premium rates are likely to prove insufficient. Premium rate inadequacy may not become evident quickly and may require time to correct.

For currently issued life products, initial premiums are guaranteed for a short period and may be increased thereafter, subject to contractual maximums, if insured mortality experience deteriorates. The Company does not assume mortality improvement when setting the initial premium scale.

Inadequate premiums, much like excessive losses, if material, can adversely affect the Company’s results of operations and financial condition.

Liquidity Risk

As indicated above, the Company manages its fixed maturity investments with a view toward matching the maturities of those investments with the anticipated liquidity needs of its subsidiaries for the payment of claims and expenses. If a subsidiary suddenly experienced greater than anticipated liquidity needs for any reason, an injection of funds might be required that may not necessarily be available to the Company at that point in time.

Dividend Dependence and Liquidity

The Parent Company is a financial services holding company with no significant operations. Its principal asset is the stock and interests of its subsidiaries. The Parent Company relies upon dividends from the insurance subsidiaries in order to pay the interest on debt obligations, dividends to its shareholders and corporate expenses. The ability of the insurance subsidiaries to declare and pay dividends is subject to regulations under state laws that limit dividends based on the amount of adjusted unassigned surplus and earnings and require the subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet debt service and cash dividends on stock, as well as other cash requirements of the Company could result in liquidity issues for the Company.

Competition

Each of the Company’s lines of insurance is highly competitive and is likely to remain so for the foreseeable future. Moreover, existing competitors and the capital markets have brought an influx of capital and newly organized entrants into the industry in recent years, and changes in laws have allowed financial institutions, like banks and savings and loans, to sell insurance products. Increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share, reduce its growth, reduce its profitability and generally adversely affect its results of operations and financial condition.

Rating Downgrades

The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company’s insurance subsidiaries could negatively impact their ability to compete for new business and retain existing business and, as a result, adversely affect the Company’s results of operations and financial condition.

Guaranty Funds and Residual Markets

In nearly all states, licensed insurers are required to participate in guaranty funds through assessments covering a portion of insurance claims against impaired or insolvent insurers. Any increase in the number or size of impaired companies would likely result in an increase in the Company’s share of such assessments.

Residual market or pooling arrangements exist in many states to provide various types of insurance coverage to those that are otherwise unable to find private insurers willing to insure them. All licensed property casualty insurers writing such coverage voluntarily are required to participate in these residual markets or pooling mechanisms.

A material increase in any of these assessments or charges could adversely affect the Company’s results of operations and financial condition.

Prior Approval of Rates

Most of the lines of property casualty insurance underwritten by the Company are subject to prior regulatory approval of premium rates in a majority of the states in which it operates. The process of securing regulatory approval can be time consuming and can impair the Company’s ability to effect necessary rate increases in an expeditious manner.

For most types of life business, initial premium rates are not subject to regulatory approval. However, if mortality experience deteriorates on a block of business, the process of securing regulatory approval for a necessary rate increase can be time consuming and impair the Company’s ability to remedy the premium insufficiency in an expeditious manner.

There is a risk that regulators will not approve a requested increase. To the extent that rate increases are not approved on an adequate and timely basis, the Company’s results of operations and financial condition may be adversely impacted.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Physical Properties of the Company and Its Subsidiaries. The Company leases buildings that are used in the normal course of business. The principal executive office is owned by Mutual and is located at 2108 East South Boulevard, Montgomery, Alabama, in a 342,000 square foot building. The Company leases other offices and facilities in Georgia, Mississippi, and Tennessee. The executive office is a component of all segments. Other offices are components of the insurance segments and noninsurance segment.

Item 3. Legal Proceedings.

The Company and its subsidiaries are defendants in legal proceedings arising in the normal course of business. Management believes adequate accruals have been established in these known cases. However, it should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

For a more detailed discussion of legal proceedings of the Company, refer to Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The primary market for Alfa Corporation common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (“the NASDAQ”). The Company’s common stock is quoted under the symbol of “ALFA.” Newspaper listings of NASDAQ stocks list Alfa Corporation as AlfaCp.

The following table sets forth, for each of the fiscal periods indicated, the range of the high and low sale prices per share as reported by the NASDAQ. These prices do not include adjustments for retail markups, markdowns or commissions.

2005	High	Low	Dividends Per Share
First Quarter	$15.47	$13.92	$0.0875
Second Quarter	15.81	12.80	0.1000
Third Quarter	16.79	14.40	0.1000
Fourth Quarter	18.00	15.60	0.1000

2004	High	Low	Dividends Per Share
First Quarter	$14.02	$13.03	$0.0800
Second Quarter	14.04	12.86	0.0875
Third Quarter	14.79	12.93	0.0875
Fourth Quarter	15.60	13.24	0.0875

HOLDERS

As of January 31, 2006, Alfa Corporation has approximately 2,600 stockholders of record.

DIVIDENDS

The Company pays dividends on its common stock upon declaration by the Board of Directors. There are no restrictions on the Company’s present or future ability to pay dividends other than the usual statutory restrictions.

Dividends have been paid annually since 1974 and quarterly since September 1977. There is a present expectation that dividends will continue to be paid in the future. Future dividends depend upon future earnings, the Company’s financial condition and other factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table “Securities Authorized for Issuance Under Equity Compensation Plans” contained in the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006 is incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2005 - January 31, 2005	—	$—	—	3,952,377
February 1, 2005 - February 28, 2005	—	$—	—	3,952,377
March 1, 2005 - March 31, 2005	—	$—	—	3,952,377
April 1, 2005 - April 30, 2005	131,600	$13.44	131,600	3,820,777
May 1, 2005 - May 31, 2005	87,400	$13.64	87,400	3,733,377
June 1, 2005 - June 30, 2005	—	$—	—	3,733,377
July 1, 2005 - July 31, 2005	—	$—	—	3,733,377
August 1, 2005 - August 31, 2005	—	$—	—	3,733,377
September 1, 2005 - September 30, 2005	—	$—	—	3,733,377
October 1, 2005 - October 31, 2005	—	$—	—	3,733,377
November 1, 2005 - November 30, 2005	—	$—	—	3,733,377
December 1, 2005 - December 31, 2005	—	$—	—	3,733,377

Total	219,000	$13.52	219,000

[1]	In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On January 1, 2005, the Company issued 325,035 non-registered shares of common stock to Mr. John C. Russell, President and one of the owners of Vision. The shares were issued as part of the Company’s acquisition of Vision on January 1, 2005. The shares were issued pursuant to the exemption found in section 4(2) of the Securities Act of 1933 for non-public offerings.

Item 6. Selected Financial Data.

	Years Ended December 31,
(dollars in thousands except per share amounts and number of agents)	2005		2004		2003		2002		2001
Premiums—Property Casualty Insurance	$556,439		$485,534		$454,453		$423,593		$392,589
Premiums and policy charges—Life Insurance	76,633		71,224		66,172		63,005		56,007
Net investment income	94,932		89,361		83,096		88,113		84,533
Realized investment gains	6,051		7,049		6,264		5,160		6,448
Other income	22,850		8,124		9,832		9,225		8,368

Total Revenues	756,905		661,292		619,817		589,096		547,945
Benefits, Losses and Expenses	619,043		540,663		513,220		489,751		449,851

Income before provision for income taxes	137,862		120,629		106,597		99,345		98,094
Provision for income taxes	38,828		31,184		28,128		27,637		28,132
Cumulative effect of changes in accounting principles	—		—		—		—		(456)

Net income	$99,034		$89,445		$78,469		$71,708		$69,506

Balance sheet data at December 31:
Invested assets	$2,001,380		$1,854,212		$1,760,160		$1,618,033		$1,449,492
Total assets	$2,381,874		$2,222,664		$2,031,008		$1,862,207		$1,670,993
Future policy benefits, losses and claims, unearned premiums	$1,178,230		$1,076,108		$988,769		$908,178		$828,844
Long-term obligations	$70,000		$70,000		$70,000		$70,000		$—
Total liabilities	$1,625,882		$1,531,211		$1,392,495		$1,296,109		$1,161,881
Stockholders’ equity	$755,992		$691,453		$638,513		$566,098		$509,112

Per share data[1]:
Net income—Basic	$1.24		$1.12		$0.98		$0.91		$0.89
Net income—Diluted	$1.23		$1.11		$0.98		$0.90		$0.88
Cash dividends paid	$0.3875		$0.3425		$0.315		$0.2975		$0.2825
Annual dividend rate	$0.40		$0.35		$0.32		$0.30		$0.29
Stockholders’ equity	$9.42		$8.66		$7.96		$7.14		$6.50
Closing sales price at December 31	$16.10		$15.19		$12.86		$12.01		$11.22
Price/earnings ratio	13.1	X	13.7	X	13.1	X	13.3	X	12.8	X
Weighted average shares outstanding—Basic	80,141		79,985		79,809		78,804		78,316
Weighted average shares outstanding—Diluted	80,713		80,490		80,390		79,547		78,963

Other data:
Life insurance inforce	$21,209,234		$19,779,503		$18,262,749		$16,736,418		$15,167,308
Number of agents	3,061		616		615		618		613

[1]	Per share amounts have been restated where appropriate to reflect 2-for-1 stock split in June 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of December 31, 2005, compared with December 31, 2004 and the results of operations for each of the three years ended December 31, 2005. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements that are included in Item 8 of this Form 10-K.

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company’s filings with the Securities and Exchange Commission, including this report on Form 10-K. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

OVERVIEW

Alfa Corporation is a financial services holding company headquartered in Alabama that offers primarily personal lines of property casualty insurance, life insurance and financial services products through its wholly-owned subsidiaries:

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under an affiliate agreement signed in August 2001.

The Company’s revenue consists mainly of premiums earned, policy charges, net investment income and fee income. Benefit and settlement expenses consist primarily of claims paid and claims in process and pending and include an estimate of amounts incurred but not yet reported along with loss adjustment expenses. Other operating expenses consist primarily of compensation expenses, and other overhead business expenses, net of deferred policy acquisition costs.

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

Property casualty insurance operations accounted for 80.1% of revenues and 81.1% of net income in 2005. Life insurance operations generated 17.6% of revenues and 25.8% of net income during the same period. Noninsurance net income, combined with corporate expenses for 2005, resulted in a net loss of $6.9 million or 6.9% of net income.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which

73% of the Company’s assets and 59% of the Company’s liabilities are reported at December 31, 2005 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in Note 1 of the Notes to Consolidated Financial Statements.

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

The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $453,358 at December 31, 2005. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $882,892 and $239,113, respectively.

Due to the Company’s geographically concentrated operations, it is possible that changes in assumptions based on regional data could cause fluctuations in reported results. However, the Company’s exposure to large adjustments in these reserves created by these assumption changes is partially limited by its participation in Alfa’s catastrophe protection program. Historically, the Company’s reserves, in the aggregate, have been adequate when compared to actual results. Given the inherent variability in the estimates, management believes the aggregate reserves are within a reasonable and acceptable range of adequacy.

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

Valuation Of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of approximately $1.0 million and $1.0 million were recorded in 2005 on equity securities and fixed maturities, respectively. During 2004, writedowns of approximately $111,000 were recorded on fixed maturities with no writedowns on equity securities.

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Acquisition costs for property casualty insurance are amortized over the period in which the related premiums are earned. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustment to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premium	$556,439	$485,534	$454,453
Life insurance premiums and policy charges	76,633	71,224	66,172

Total premiums and policy charges	$633,072	$556,758	$520,625

Net investment income	$94,932	$89,361	$83,096

Other income	$22,850	$8,124	$9,832

Total revenues	$756,905	$661,292	$619,817

Net income
Insurance operations
Property casualty insurance	$80,195	$68,699	$53,112
Life insurance	21,736	18,763	19,058

Total insurance operations	$101,931	$87,462	$72,170
Noninsurance operations	(38)	2,138	4,031
Realized investment gains, net of tax	3,933	4,582	4,071
Corporate	(6,792)	(4,737)	(1,803)

Net income	$99,034	$89,445	$78,469

Net income per share
—Basic	$1.24	$1.12	$0.98

—Diluted	$1.23	$1.11	$0.98

Weighted average shares outstanding
—Basic	80,141,068	79,984,651	79,808,669

—Diluted	80,712,923	80,489,502	80,390,001

Consolidated results of operations have been impacted by the following events in 2005:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2—Pooling Agreement in the Notes to Consolidated Financial Statements) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter, a new property casualty policy administration system was implemented for the automobile line of business.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

Total premiums and policy charges increased $76.3 million, or 14% in 2005 and $36.1 million, or 7%, in 2004. For 2005, AVIC contributed $20.8 million and Virginia Mutual contributed $21.8 million, for a combined amount of $42.6 million of the increase. The persistency ratio for life business was 91.2% at December 31, 2005 and 2004. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at December 31, 2005 and 2004 as a percentage of the annualized premium paid at December 31, 2005 and 2004, respectively.

Net investment income increased 6% in 2005 due to increased partnership earnings and a slightly lower yield on increased balances of fixed income securities, while net investment income grew 8% in 2004 due to increased earnings from fixed income securities and partnerships. Positive cash flows resulted in an increase in invested assets of 8% and 5% in the twelve months since December 31, 2005 and 2004, respectively.

Other income increased $14.7 million in 2005 after decreasing $1.7 million in 2004. In 2005, AVIC contributed $3.5 million of the increase and Vision contributed $22.9 million, which was offset by intercompany eliminations of $12.0 million.

Operating income for the property casualty subsidiaries increased by approximately $11.5 million, or 17%, in 2005 and $15.6 million, or 29%, in 2004. In 2005, AVIC and Virginia Mutual contributed $2.9 million in operating income. AIC and AGI operating income increased $8.6 million as the non-storm loss ratio, declined from 59.4% in 2004 to 58.2% in 2005. During the first quarter of 2005, $11.6 million in pretax storm losses were incurred which was the limit under the Company’s catastrophe program. Storm losses of $9.2 million were incurred during 2004. The expense ratio was impacted with the introduction of the new policy administration system by $2.4 million, or 0.5% of the expense ratio. The return on average equity for 2005 was 18.6%, compared to 16.7% for 2004. Return on average equity, a non-GAAP financial measure, is defined as net income divided by the simple average of beginning and ending stockholders’ equity.

Life insurance operating income increased $3.0 million or 16% in 2005 as a result of a lower mortality ratio of 96% compared to 104% during 2004, premiums and policy charges growth of 8%, and net investment income growth of 4% due to increased investments in fixed maturities at a slightly lower yield. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, in 2005, the Company experienced more favorable financial results when compared to 2004 due to the lower mortality ratio.

Noninsurance operating income decreased $2.2 million or 102% in 2005 after declining 47% in 2004. Starting in 2005, this segment contains all agency operations, which include Vision, AAG and AAM. Due to unanticipated delays in licensing for AVIC, Vision experienced lower revenues than expected. By the end of the fourth quarter of 2005, all licenses were in place. Also impacting this segment was the reduction in commercial leasing activities as a result of management’s decision to hold this division for sale as of December 31, 2004 and which was subsequently sold on December 31, 2005. Rising interest rates also contributed to reduced margins within Financial’s portfolio. ABC’s operations resulted in an operating loss for 2005 as the result of recognition of a deferred tax asset and subsequent charge to earnings for the change in the deferred tax asset arising from the formation of the entity in 1999.

Corporate expenses increased by $2.1 million in 2005 and $2.9 million in 2004. Current year results were impacted by increased costs on the Company’s short-term borrowings and the elimination of profits generated by transactions between the property casualty segment and Vision, which was acquired in January 2005. In 2004, corporate expenses were negatively influenced by increased professional fees related to the compliance requirements of the Sarbanes-Oxley Act of 2002 and rising interest rates.

Net income improved 10.4% on a per diluted share basis in 2005 compared to 2004 and increased 13.8% on a similar basis in 2004 compared to 2003.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI and AVIC, for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Earned premiums
Personal lines	$519,874	$473,931	$441,668
Commercial lines	16,862	16,135	15,325
Reinsurance ceded	(3,063)	(4,706)	(2,668)
Reinsurance assumed	22,766	174	128

Total earned premiums	$556,439	$485,534	$454,453

Net underwriting income	$55,871	$50,158	$35,224

Loss ratio	60.1%	61.3%	62.4%
LAE ratio	4.3%	4.2%	3.9%
Expense ratio	25.5%	24.1%	25.9%
GAAP basis combined ratio	90.0%	89.7%	92.2%
Underwriting margin	10.0%	10.3%	7.8%

Net investment income	$40,200	$34,746	$28,503

Other income and fees	$9,621	$5,905	$5,899

Pretax operating income	$105,692	$90,809	$69,626

Operating income, net of tax	$80,195	$68,699	$53,112

Realized investment gains (losses), net of tax	$121	$(3,129)	$(1,486)

Net income	$80,316	$65,570	$51,626

2005 Compared to 2004

Results of operations for this segment have been impacted by the following events in 2005:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2—Pooling Agreement in the Notes to Consolidated Financial Statements) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter, a new property casualty policy administration system was implemented for the automobile line of business.

AVIC, a direct writer of nonstandard risk automobile business in Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky and Florida, and assumes business in Texas, contributed $53 million of written premium and $32 million of earned premium to the pool during 2005. Virginia Mutual, a direct writer of personal and commercial automobile business, homeowners, and other personal and commercial business in Virginia and North Carolina, through the quota share agreement, contributed $50.2 million of written premium, of which $16.9 million was related to unearned premium existing at December 31, 2004 with $33.3 written during 2005. In addition, Virginia Mutual contributed $33.5 million of earned premium to the pool during 2005. The Company’s pooled share of AVIC and Virginia Mutual premium is reported as $20.0 million of personal lines earned premiums and $22.6 million of reinsurance assumed earned premiums in the table above.

The loss ratio for the year related to the AVIC business was 61.4% and Virginia Mutual was 49.6%, which represents 4.2% of the overall loss ratio of 60.1%. Also included in the loss ratio are 2.1% of catastrophe losses. Alfa had eight events totaling $293.9 million in gross catastrophe losses during 2005 and five events totaling $347.5 million in 2004 due to the impact of hurricanes, tornadoes and other severe weather. The effect of claims from these events impacted underwriting results by $0.09 and $0.07 per share in 2005 and 2004, respectively, after taxes, based upon the pooling agreement and the catastrophe protection program. For additional information on the pooling agreement, refer to Note 2—Pooling Agreement in the Notes to Consolidated Financial Statements.

The loss adjustment expense (LAE) ratio has been impacted by the addition of AVIC, which has a different expense structure than AIC and AGI. AVIC pays Vision a fee based on earned premiums to provide loss adjustment activities. This fee structure contributed 0.4% to the LAE ratio.

The expense ratio has been impacted by the different expense structure of AVIC. AVIC pays a commission to Vision, which is based on written premium, for underwriting and servicing the business written. In addition, the policy fees collected by AVIC, net of related premium taxes, are paid to Vision. These amounts, net of deferral and amortization, represent 1.5% of the expense ratio. The commission paid to Virginia Mutual under the quota share agreement represents 1.4% of the expense ratio. Also included in the expense ratio for 2005 is the 0.5% effect of the new policy administration system that went into production in the fourth quarter.

The overall higher expense structures of AVIC and Virginia Mutual, along with the impact of technology costs has produced a slightly lower underwriting margin of 10.0% in 2005, compared with 10.3% in 2004. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Included in other income and fees in 2005 is the addition of $3.5 million of policy fees collected by AVIC.

Net investment income increased 15.7% for 2005, compared to 21.9% for 2004. The slowdown in growth is the result of slightly lower fixed income securities yields with only a 0.5% increase in fixed income balances, offset by increases in partnership income.

Pretax operating income increased $4.5 million and operating income, net of tax, increased $2.9 million as a result of the addition of AVIC and Virginia Mutual business.

Net income increased 22.5% for 2005, compared to 27.0% in 2004, with AVIC and Virginia Mutual contributing $2.9 million in 2005. Return on equity was 18.6% for 2005 compared to 16.7% in 2004.

At December 31, 2005, the Company’s property casualty subsidiaries’ Adjusted Capital calculated in accordance with National Association of Insurance Commissioners (NAIC) Risk-Based Capital (RBC) guidelines was $407.5 million compared to the Authorized Control Level (Required) RBC of $30.3 million. These statutory measures serve as a benchmark for the regulation of an organization’s solvency by state insurance regulators.

2004 Compared to 2003

Earned premiums increased $31.1 million, or 6.8% in 2004, due to an increase in sales production of new business and the positive impact of homeowner rate increases offset by increases in ceded catastrophe premium of approximately $1.8 million. These factors contributed to the growth in personal lines earned premiums of 7.3% and 7.5% in 2004 and 2003, respectively.

Operating income increased by approximately $15.6 million despite $9.2 million in pretax catastrophic storm losses in 2004. Approximately $7.9 million in similar losses were incurred in 2003. The underwriting margin of 10.3% in 2004 was the result of a 61.3% loss ratio (59.4% excluding storm losses), a 4.2% LAE ratio and a 24.1% expense ratio compared to a loss ratio of 62.4%, a LAE ratio of 3.9% and an expense ratio of 25.9% in 2003.

The non-storm loss ratio decrease was due primarily to a lower loss ratio in the automobile line of business. As the largest line of business within the Company, automobile comprised 60.7% of property casualty written premiums in 2004 and generated another strong loss ratio of 62.2%.

The Alfa Group had approximately $347.5 million in gross catastrophe losses during 2004 due to the impact of hurricanes and other severe weather occurring in the second and third quarters. The effect of claims from these events impacted underwriting results by $0.07 per share, based upon the pooling agreement and catastrophe protection program. Another factor in the improved underwriting margin was a decrease in the expense ratio from 2003 levels primarily attributable to the favorable comparison created by adjustments recorded during 2003 to reserves established to cover the cost of purchasing books of business from independent exclusive agents upon their separation from the Company.

Invested assets grew 16.4% in 2004 while investment income increased by $6.2 million primarily due to an increase in partnership earnings. At December 31, 2004, the Company’s property casualty subsidiaries’ Adjusted Capital calculated in accordance with NAIC RBC guidelines was $369.8 million compared to the Authorized Control Level (Required) RBC of $21.5 million.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Premiums and policy charges
Universal life policy charges	$20,803	$19,863	$18,823
Universal life policy charges—COLI	3,812	3,473	3,245
Interest sensitive life policy charges	10,884	10,754	10,475
Traditional life insurance premiums	40,617	36,642	33,087
Group life insurance premiums	517	492	542

Total premiums and policy charges	$76,633	$71,224	$66,172

Net investment income	$50,963	$49,129	$44,735

Benefits and expenses	$87,841	$86,864	$76,368

Amortization of deferred policy acquisition costs	$9,277	$8,024	$8,788

Pretax operating income	$30,478	$25,465	$25,751

Operating income, net of tax	$21,736	$18,763	$19,058

Realized investment gains, net of tax	$3,837	$7,873	$5,580

Net income	$25,573	$26,636	$24,638

2005 Compared to 2004

Life’s premiums and policy charges increased $5.4 million, or 7.6%, for 2005, compared to an increase of $5.1 million, or 7.6% in 2004. Issued annualized new business premium increased by 1.9% to $13.6 million with a total volume of $2.9 billion of insurance being issued.

Total life insurance inforce for 2005 increased $1.4 billion, with term insurance increasing $1.2 billion, or 12.4%. Annualized premiums for inforce business increased 6%, or $7.2 million, for the year, with term insurance increasing 11.6% or $3.4 million. The persistency ratio remained steady at 91.2%.

The mortality ratio declined to 96% of expected in 2005 from 104% of expected in 2004. The result was an increase of only $1.3 million in benefits and claims expense for the year, which is offset by a decline of $918 thousand in legal costs and relatively low growth in operating expenses. Amortization of deferred policy acquisition costs have increased as a result of growth in deferred costs related to new business production increases.

Invested assets increased 7.2%, with an increase of amortized value in fixed income securities of 12.5%, while net investment income increased 3.7%, with income from fixed maturities up $1.1 million, reflecting a slightly lower yield. Writedowns accounted for $1.1 million of the reduction in realized investment gains, net of tax.

Operating income increased 15.9% during 2005 after declining 1.5% in 2004. With a decrease in realized investment gains, net income declined 4.0% in 2005 compared to an increase in net income of 8.1% in 2004, which was the result of an increase in realized investment gains in 2004.

At December 31, 2005, the life subsidiary’s Adjusted Capital calculation in accordance with NAIC RBC guidelines was $189.9 million compared to the Authorized Control Level (Required) RBC amount of $12.9 million.

2004 Compared to 2003

The Company’s life insurance premiums and policy charges increased $5.1 million, or 7.6% in 2004. Universal life policy charges and traditional premiums increased by $1.3 million and $3.6 million, respectively. The increase in traditional premiums was due to continued increases in term product production and a decline in termination rates. In addition, interest sensitive life policy charges grew by $279,000 or 2.7% as a result of re-pricing the product and adding a preferred underwriting class. New business premium increased 1.4% while persistency declined from 92.9% to 91.2%.

Life insurance operating income, net of tax, decreased $295,000 or 1.5% in 2004. Death claims increased $2.6 million, or 10.5% in 2004, while mortality declined from 105% in 2003 to 104% in 2004. Investment income increased 9.8% while invested assets grew by 7.0% due to positive cash flows. General expenses increased by approximately $1.5 million or 16.2% primarily due to an increase in legal costs. Amortization of deferred policy acquisition costs declined by 8.7% as amortization factors were adjusted to properly reflect expected gross profits of universal life products.

At December 31, 2004, the life subsidiary’s Adjusted Capital calculation in accordance with NAIC RBC guidelines was $173.6 million compared to the Authorized Control Level (Required) RBC amount of $11.6 million.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

2005 Compared to 2004

Results of operations for this segment have been impacted by the following events in 2005:

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. In addition, during 2005, Vision wrote a limited amount of homeowner business through other carriers as a general agency. Vision is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	All agency operations, Vision, AAM and AAG, are included in this segment.

Noninsurance operating income decreased $2.2 million, or 102%, in 2005. Net loss for the year was $64 thousand.

Agency operations for the year produced a net loss of $14 thousand. During 2005, AAM and AAG produced $72 thousand in operating income. Vision generated an operating loss of $86 thousand due to infrastructure costs and lower than anticipated premium volume attributable to delays in licensing.

OFC Capital, the commercial leasing division of Financial, was sold on December 31, 2005. As a result of management’s decision in the fourth quarter of 2004 to sell OFC Capital, a significant portion of the portfolio was syndicated in 2004, and new lease production was limited in 2005, creating a significant reduction in leasing income for 2005 of 46.9%. In addition, the change in interest rates during the year increased interest expense 12.9%. Results were also negatively impacted by additional bad debt reserves established in the commercial lease portfolio. The net loss for OFC Capital for the year was $2.2 million. No gain or loss was recognized on the sale and all revenue and expenses are included in continuing operations instead of discontinued operations due to the Company’s significant continuing involvement with MidCountry. The Company retained a small portion of the commercial lease portfolio which OFC Servicing Corporation will service. All of the results of operations relating to the retained portfolio activities will continue to be reported in this segment.

Loan operations in Financial continue to grow with a 12.3% increase in the loan portfolio, an increase in the loan portfolio yield to 7.41% from 6.89%, and a delinquency ratio of only 1.44%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry increased 113.7% for the year while the carrying value increased 3.6%. These components of Financial produced net income of $3.1 million for the year.

ABC had an operating loss of $931 thousand for 2005 as a result of recognition of a deferred tax asset and subsequent charge to earnings for the change in the deferred tax asset.

2004 Compared to 2003

Noninsurance operations were down 47% due primarily to unfavorable results in the finance subsidiary. Collateral loans grew by 10.4% to $110.8 million at December 31, 2004 while the yield on the portfolio increased 59 basis points in 2004. The commercial lease portfolio decreased by 31.0% to $81.3 million at December 31, 2004 as the commercial leasing division sold portions of its portfolio. Commercial lease operations experienced a decrease in earnings of approximately $2.5 million after reserves were established related to the Chapter 7 bankruptcy filing of NorVergence, a telecommunications provider who previously supplied essential services to approximately 340 of the Company’s leasing customers. In addition, the finance subsidiary’s investment in MidCountry yielded pretax income of approximately $540,000 during 2004 compared to $965,000 in 2003. This decline is attributable to acquisition activity and stock offering expenses incurred in 2004 by MidCountry as well as interest costs associated with the additional investment of $36.1 million by the finance subsidiary. Operating income from the Company’s subsidiary covering certain employee benefits increased by approximately $1.1 million to $1.25 million in 2004. The sales of the Company’s real estate and construction subsidiaries in February 2004 created unfavorable earnings comparisons since these business units incurred losses of approximately $47,000 prior to their dispositions in 2004 compared to earnings of approximately $364,000 during 2003.

CORPORATE

The following discussion relates to the Company’s corporate operations and intercompany profit eliminations between the Company and its subsidiaries.

2005 Compared to 2004

Corporate expenses, including the impact of eliminations, increased $2.0 million in 2005 due primarily to an increase in borrowing costs and the elimination of profits generated by transactions between the property casualty segment and Vision. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions and the purchase of Vision led the Company’s interest expense to rise by approximately $1.9 million from levels experienced in 2004. The weighted average rate increased from 2.3% to 4.3% with corporate debt increasing from $58.1 million at the end of 2004 to $77.6 million on December 31, 2005.

2004 Compared to 2003

Corporate expense increased approximately $2.9 million, or 162.7% in 2004 primarily due to higher auditing and legal expenses compounded by negative comparisons created by a favorable adjustment made to reserves for employee benefit costs of $1.7 million in 2003. In addition, interest expense on short-term borrowings increased by $265,000 as interest rates climbed during 2004. The weighted average rate increased from 1.2% to 2.3% with corporate debt increasing from $52.6 million at the end of 2003 to $58.1 million on December 31, 2004.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, invested assets and yields are presented below for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Increase (decrease) in cash flow from operations	(8.6)%	31.6%	7.0%
Increase in invested assets since January 1, 2005 and 2004	7.9%	5.3%	8.8%
Investment yield rate	6.0%	6.0%	6.0%
Increase in net investment income	6.2%	7.5%	(5.7)%

As a result of the overall positive cash flows from operations, invested assets grew 7.9% since December 31, 2004 while net investment income increased 6.2%. The decrease in cash flow from operations in 2005 was due primarily to the increase in liabilities from higher partnership commitments in 2004 offset by increases in policy liabilities impacted by catastrophes during 2005. Property casualty underwriting income of $55.9 million in 2005, $50.2 million in 2004 and $35.2 million in 2003 positively impacted cash flow from operations. In addition, the COLI plan in the life insurance subsidiary provided approximately $15 million in additional cash flow in 2005, $15 million in 2004 and $16 million in 2003. Net increases in cash resulting from increased borrowings were primarily used to support growth in the loan portfolio of the finance subsidiary and to fund a portion of the acquisition costs of Vision. During 2005, the Company also increased its investment in fixed maturity securities by approximately $89.5 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities, equity-method investments and partnerships offset by increased borrowing costs and lower lease revenues.

The overall yield rate, calculated using amortized cost, remained unchanged during 2005 at 6.0%. The Company had net realized investment gains before income taxes of approximately $6.1 million in 2005 compared to realized investment gains of approximately $7.0 million during 2004. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	31.3%	34.0%
Corporate bonds	23.5	21.7

Total taxable	54.8	55.7
Tax exempts	16.1	17.3

Total fixed maturities	70.9	73.0

Equity securities	5.4	5.4
Policy loans	3.1	3.1
Collateral loans	6.2	6.0
Commercial leases	0.1	0.3
Other long-term investments	3.1	3.6
Other long-term investments in affiliates	7.0	4.2
Short-term investments	4.2	4.4

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In 2005, the overall mix of investments shifted with rising interest rates reducing unrealized gains within the fixed maturity portfolio and the Company increasing other long-term investments in affiliates by $55.5 million as a result of the sale of OFC Capital.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
AAA to A-	90.8%	92.8%
BBB+ to BBB-	7.3	6.8
BB+ and below (below investment grade)	1.9	0.4

	100.0%	100.0%

At December 31, 2005, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At December 31, 2005, approximately 44.1% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operation is not believed to be significant. These risks are discussed in more detail in Item 7A of this Form 10-K. At December 31, 2005, the Company’s total portfolio of fixed maturities had gross unrealized gains of $38.3 million and gross unrealized losses of $13.4 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During 2005, the Company sold approximately $108.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $426,899 and gross realized losses of $2,231,672. During 2004, the Company sold approximately $61.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $391,408 and gross realized losses of $952,108.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At December 31, 2005, the Company had unrealized gains in such investments of approximately $134,000 compared to approximately $3.5 million at December 31, 2004. The Company recognized a net gain of $80,256 on the disposal of high yield debt securities in 2005 after recognizing a net loss of $151,375 on similar disposals in 2004.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During 2005, the Company wrote down three bond issues totaling $1,046,867 and five equity securities totaling $1,004,197 for which declines in value were deemed to be other than temporary. During 2004, the Company wrote down one bond issue totaling $111,279 for which its decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either December 31, 2005 or December 31, 2004.

Of the Company’s approximately $13.4 million in gross unrealized losses on fixed maturities available for sale, $10.2 million or 75.9% are related to mortgage-backed securities, $2.1 million or 15.6% to obligations of United States government corporations and agencies, $583,000 or 4.4% to corporate securities, $461,000 or 3.4% to obligations of states and political subdivisions and $96,000 or 0.7% to United States treasury securities. At December 31, 2005, unrealized losses of approximately $3.2 million existed on equity securities directly owned by the Company. Of this amount, the greatest concentrations of gross unrealized losses were in the healthcare, information technology and consumer discretionary sectors where the Company had losses of approximately $1.1 million, $563,000 and $481,000, respectively. In assessing each security, the Company analyzes the industry and earnings trends of the underlying issuer, the length of time the security has continuously been in a loss position, and the magnitude of the loss in comparison to its cost. Generally, the Company writes down securities that have been continuously in a loss position of at least 20% for six consecutive months. In addition, management reviews the underlying causes for any significant loss position within the debt securities to determine if the item is impaired. Due to the subjectivity of the writedown process, there are risks and uncertainties that could impact the Company’s future earnings and financial position. If recoveries in the price of securities fail to materialize, the Company’s earnings and financial position will be negatively impacted. The Company’s investment philosophy is one that generally looks for long-range growth based on the Company’s willingness and ability to hold investments for extended periods of time.

Six equity securities had experienced a reduction in value of at least 20% in value at the end of 2005. Of these equity securities in loss positions, $413,849 of the losses had been in loss positions for less than three months and $468,715 of the losses had been in loss positions for longer than three months but less than six months. No fixed maturity had experienced a reduction in value of at least 20% at the end of 2005. The Company’s general practice is to re-evaluate any security written down on a periodic basis in order to determine whether additional impairment has occurred.

At December 31, 2005, the Company held below investment grade fixed maturities with a cost of $27,806,121 and a fair value of $27,878,697. While these securities represent 2.0% of both the cost and fair value of the Company’s total fixed maturity portfolio, only three of these investments were in an unrealized loss position. Additionally, at December 31, 2005, the Company owned equity securities that have issued “junk” bonds with a cost of $7,202,891 and a fair value of $7,264,420. These securities had gross unrealized gains of $562,639 and gross unrealized losses of $501,110 at the end of the year. These unrealized losses comprised less than 0.5% of the total fair value and 13.9% of the total gross unrealized losses from equity securities for the Company at December 31, 2005.

The table below shows a breakdown of the unrealized losses on fixed maturities at December 31, 2005 based on the maturity date of each.

Gross Unrealized Loss
Less than 1 year	$637
Between 1 and 3 years	225,850
Between 3 and 5 years	726,713
Between 5 and 10 years	1,655,434
Between 10 and 20 years	2,266,242
Over 20 years	8,528,316

$13,403,192

Of the fixed maturities experiencing declines in value at December 31, 2005, none was in a loss position of over $500,000. Of the equity securities directly owned by the Company with unrealized losses at December 31, 2005, eleven were in a loss position of over $100,000. Of these securities, three securities are part of the healthcare sector, three securities are part of the consumer discretionary sector, two securities are part of the industrials sector, one security is part of the energy sector, one security is part of the materials sector and one security is part of the technology sector. These securities cumulatively represented 14.6% of the fair value of equity securities at December 31, 2005 and a 12.4% decline from cost.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was reclassified to Assets Classified as Held for Sale at December 31, 2004 and subsequently sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At December 31, 2005, the delinquency ratio on the loan portfolio was 1.44%, or $1.8 million. Loans charged off in 2005 totaled $422,288. At December 31, 2005, the Company maintained an allowance for loan losses of $1,406,871 or approximately 1.1% of the outstanding loan balance. In addition, at December 31, the Company maintained an allowance for lease losses of $8,083,758 or approximately 83.2% of the outstanding lease balance. Leases charged off in the same period were $1,415,578. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity-method investments.

The Company periodically invests in affordable housing tax credit partnerships. At December 31, 2005, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $23.5 million. The Company’s carrying value of such investments was $43.0 million at December 31, 2005.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was approximately $1.2 million in 2005 compared to approximately $540,000 in 2004.

INCOME TAXES

The effective tax rate was 28.2% in 2005, 25.9% in 2004 and 26.4% in 2003. The increase in the effective tax rate in 2005 from 2004 is due to increases in income before the provision for income taxes as compared to the relative mix of taxable income versus tax-exempt income. In addition, 1.2% of the increase is related to the recognition of a deferred tax asset and the subsequent charge to income tax expense for the change in this deferred tax asset arising from the formation of Alfa Benefits Corporation in 1999. The slight decrease in effective tax rate in 2004 when compared to 2003 is due primarily to an increase in investments generating affordable housing tax credits.

IMPACT OF INFLATION

Inflation increases consumers’ needs for both life and property casualty insurance coverage. Inflation increases claims incurred by property casualty insurers as property repairs, replacements and medical expenses increase. Such cost increases reduce profit margins to the extent that rate increases are not maintained on an adequate and timely basis. Since inflation has remained relatively low in recent years, financial results have not been significantly impacted by inflation.

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

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has a limited number of contractual obligations in the form of long-term debt and leases. These leases have primarily been originated by its insurance subsidiaries and Vision. Operating leases supporting the corporate operations are the responsibility of Mutual. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement.

The Company’s contractual obligations at December 31, 2005 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,999,378	$1,172,572	$1,795,471	$1,031,335	$—
Capital lease obligations	146,216	124,858	21,358	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	20,887,635	20,887,635	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$95,033,229	$22,185,065	$1,816,829	$1,031,335	$70,000,000

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at December 31, 2005, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$43,137,635	$22,250,000	$—	$20,887,635	$—
Standby letters of credit	75,000	75,000	—	—	—
Guarantees	2,229,248	200,000	—	636,016	1,393,232
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	266,325,626	245,259,699	14,888,259	3,426,734	2,750,934

Total commercial commitments	$311,767,509	$267,784,699	$14,888,259	$24,950,385	$4,144,166

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

Net cash provided by operating activities approximated $132 million, $144 million, and $110 million in 2005, 2004 and 2003, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

Total borrowings increased approximately $14.5 million in 2005 to $304.7 million. The majority of the short-term debt is commercial paper issued by the Company. At December 31, 2005, the Company had approximately $213.8 million in commercial paper at rates ranging from 4.24% to 4.33% with maturities ranging from January 9, 2006 to January 23, 2006. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $20.9 million in short-term debt outstanding to affiliates at December 31, 2005 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

On October 25, 1993, the Company established a Stock Option Plan (“the 1993 Plan”), pursuant to which a maximum aggregate of 4,000,000 shares of common stock have been reserved for grant to key personnel. On April 26, 2001, the 1993 Plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Under the 1993 Plan, options ratably become exercisable annually over three years and may not be exercised after ten years from the date of the award. At December 31, 2005, there had been 2,850,815 options exercised, 2,027,410 options were exercisable and 366,331 had been forfeited or expired. During February 2005, the Company issued 427,000 nonqualified options under this plan. The authority to grant the remaining 442,531 shares under the 1993 Plan was terminated on April 28, 2005 by the stockholder approval of the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “Plan”).

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

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. During 2005, the Company repurchased 219,000 shares at a cost of $2,960,751 (refer to Part II, Item 5—Purchases of Equity Securities by the Issuer and Affiliated Purchases). At December 31, 2005, the total repurchased was 8,266,623 shares at a cost of $65,383,384. The Company has reissued 2,850,815 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

All share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend that was paid on June 17, 2002.

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $17.1 million in both 2005 and 2004. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in 2005, 2004 and 2003. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At December 31, 2005, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $649.8 million.

The Company’s business is concentrated geographically in Alabama, Georgia and Mississippi. Accordingly, unusually severe storms or other disasters in these contiguous states might have a more significant effect on the Company’s financial condition and operating results than on a more geographically diversified insurance company. However, the Company’s catastrophe protection program, which began November 1, 1996, reduced the potential adverse impact and earnings volatility caused by such catastrophe exposures.

The Company’s management uses estimates in determining loss reserves for inclusion in its financial statements. Internal actuaries conduct periodic reviews to determine a range of reasonable loss reserves. In addition, the Company’s catastrophe protection program, which began November 1, 1996, was established to address the economics of catastrophe finance. This plan limits the Company’s exposure to catastrophes, which might otherwise deplete the Company’s surplus, through the sharing of catastrophe losses within the Alfa Group (refer to Note 2—Pooling Agreement in the Notes to Consolidated Financial Statements). In addition, the Company supplements this plan with the purchases of reinsurance coverage from external reinsurers.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At December 31, 2005, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at December 31, 2005. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Increased public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama’s low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future. In 1999, the Alabama legislature passed a tort reform package that has helped to curb some of the excessive litigation experienced in the late 1990s.

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the income statement based on fair value at grant date. Pro forma disclosure will no longer be an alternative.

SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS 123(R). Under the SEC’s new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirement using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will impact the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will share compensation cost with Mutual based on the Management and Operating Agreement (refer to Note 3—Related Party Transactions in the Notes to Consolidated Financial Statements). The total impact of SFAS 123(R) on 2006 results of operations for Alfa is expected to be $2.5 million, with $1.6 million allocated to the Company, based on historical levels of activity.

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

In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF 03-1-a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. This staff position has not had a significant impact on the Company’s financial position or results of operations.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance was effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. During the fourth quarter of 2005, two limited partnerships in which the Company’s life subsidiary has been a general partner with one percent ownership interests were modified to become general partnerships. Consequently, the Company expects EITF Issue No. 04-5 to continue to have no significant impact on the Company’s financial position and results of operations.

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

In August 2005, the FASB issued FSP Financial Accounting Standard (FAS) 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This staff position defers the requirement under SFAS No. 123(R) that a freestanding financial instrument become subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company does not anticipate that this staff position will have a significant impact on its financial position or results of operations at the time SFAS No. 123(R) is adopted.

During the fourth quarter of 2005, the FASB also issued three other staff positions applicable at the time the Company adopts SFAS No. 123(R). They are FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R); FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards; and FSP

FAS 123(R)-4, Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The Company does not anticipate that these staff positions will have a significant impact on its financial position or results of operations at the time SFAS No. 123(R) is adopted.

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

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and has determined that the adoption of the FSP on January 1, 2006 will not have a significant impact on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The Company’s fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

The Company’s fixed maturity portfolio is invested predominantly in high quality corporate, mortgage-backed, government agency and municipal bonds. The portfolio has an average effective duration of 4.74 years and an average quality rating of AA1. The changes in the fair value of the fixed maturity available for sale portfolio are presented as a component of stockholders’ equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the portfolio is managed to diversify its distribution. This duration distribution, as well as the portfolio’s moderate duration, serves to curb the impact of large swings in interest rates on the fixed maturity portfolio.

The estimated fair value of the Company’s investment portfolio at December 31, 2005 was $2.0 billion, 70.8% of which was invested in fixed maturities, 5.3% in equity securities, 6.5% in collateral loans, 0.1% in commercial leases, 4.2% in short-term investments and 13.1% in other long-term investments.

The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2005. The selected hypothetical changes do not indicate what would be the potential best or worst-case scenarios.

(dollars in thousands)	Estimated Fair Value at December 31, 2005	Estimated Change in Interest Rate (bp=basis points)	Estimated Fair Value After Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
FIXED MATURITY INVESTMENTS

U.S. Treasury Securities	$182,687	200 bp decrease	$192,124	0.6%
and obligations of U.S.		100 bp decrease	188,152	0.4
government corporations		100 bp increase	174,106	(0.6)
and agencies		200 bp increase	164,713	(1.2)

Tax-exempt obligations of	$322,431	200 bp decrease	$360,266	3.8%
states, municipalities and		100 bp decrease	341,266	1.9
political subdivisions		100 bp increase	302,367	(2.0)
		200 bp increase	281,313	(4.1)

Mortgage-backed securities	$626,295	200 bp decrease	$652,171	1.7%
		100 bp decrease	644,313	1.2
		100 bp increase	589,693	(2.4)
		200 bp increase	542,802	(5.4)

Corporate, taxable municipal	$288,389	200 bp decrease	$318,947	2.0%
and other debt securities		100 bp decrease	303,020	1.0
		100 bp increase	274,607	(0.9)
		200 bp increase	261,509	(1.7)

TOTAL FIXED MATURITY	$1,419,802	200 bp decrease	$1,523,508	6.7%
INVESTMENTS		100 bp decrease	1,476,751	3.7
		100 bp increase	1,340,773	(5.1)
		200 bp increase	1,250,337	(11.0)

COLLATERAL LOANS	$130,284	200 bp decrease	$135,667	*
		100 bp decrease	134,032	*
		100 bp increase	122,670	*
		200 bp increase	112,915	*

SHORT-TERM INVESTMENTS	$84,862	200 bp decrease	$89,246	*
		100 bp decrease	87,401	*
		100 bp increase	80,876	*
		200 bp increase	76,513	*

LIABILITIES

4.24% to 4.33% Commercial Paper	$213,790	200 bp decrease	$224,835	*
		100 bp decrease	220,186	*
		100 bp increase	203,749	*
		200 bp increase	192,756	*

Short-term Notes Payable	$20,888	200 bp decrease	$21,967	*
		100 bp decrease	21,512	*
		100 bp increase	19,907	*
		200 bp increase	18,833	*

*	Changes in estimated fair value have no impact on stockholders’ equity.

Equity Price Risk

The Company invests in equity securities that have historically, over long periods of time, produced higher returns relative to fixed maturity investments. The Company seeks to invest at reasonable prices in companies with solid business plans and capable management. The Company intends to hold these investments over the long-term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains and losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of stockholders’ equity in accumulated other comprehensive income, net of taxes.

At December 31, 2005, the Company’s equity portfolio was concentrated in terms of the number of issuers and industries. The Company’s top ten equity holdings represented $28.0 million or 26.2% of the equity portfolio. Investments in the healthcare sector represented 19.4% while the combined financial holdings, energy, materials and consumer discretionary sectors represented 13.6%, 12.6%, 11.4% and 10.5%, respectively, of the equity portfolio. No other sector represented over 10% of the equity portfolio. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term volatility as long as its subsidiaries’ ability to write business is not impaired.

The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2005. The selected hypothetical changes do not indicate what could be the potential best or worst-case scenarios.

Estimated Fair Value of Equity Securities at December 31, 2005	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
(dollars in thousands)
$107,020	20% increase	$128,424	2.8%
	20% decrease	$85,616	(2.8)%

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

To the Stockholders and Board of Directors

Alfa Corporation:

We have audited the accompanying consolidated balance sheets of Alfa Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Birmingham, Alabama

March 7, 2006

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Stockholders and Board of Directors

Alfa Corporation:

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Alfa Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alfa Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Birmingham, Alabama

March 7, 2006

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $93,578 in 2005 and $123,935 in 2004)	$88,330	$114,708
Fixed Maturities Available for Sale, at fair value (amortized cost $1,394,823,078 in 2005 and $1,305,288,027 in 2004)	1,419,708,095	1,354,507,490
Equity Securities Available for Sale, at fair value (cost $96,668,040 in 2005 and $83,445,562 in 2004)	107,020,104	99,701,250
Policy Loans	62,101,204	58,476,569
Collateral Loans	124,667,449	110,792,974
Commercial Leases	2,515,084	4,831,363
Other Long-Term Investments	61,961,072	66,855,805
Other Long-Term Investments in Affiliates	138,457,224	77,942,989
Short-Term Investments	84,861,880	80,988,969

Total Investments	2,001,380,442	1,854,212,117
Cash	37,228,639	20,052,493
Accrued Investment Income	16,912,488	16,726,050
Accounts Receivable	72,622,465	50,447,800
Reinsurance Balances Receivable	6,648,204	5,279,560
Deferred Policy Acquisition Costs	204,253,919	183,258,224
Assets Classified as Held for Sale	—	77,450,278
Goodwill	13,924,306	—
Other Intangible Assets (net of accumulated amortization of $683,400 in 2005)	8,424,600	—
Other Assets	20,478,836	15,237,024

Total Assets	$2,381,873,899	$2,222,663,546

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals—Property Casualty Insurance	$159,639,886	$154,107,730
Policy Liabilities and Accruals—Life Insurance Interest-Sensitive Products	600,994,074	555,733,736
Policy Liabilities and Accruals—Life Insurance Other Products	197,140,294	180,410,535
Unearned Premiums	220,456,047	185,856,467
Dividends to Policyholders	11,662,085	11,262,132
Premium Deposit and Retirement Deposit Funds	5,741,071	6,369,125
Deferred Income Taxes	29,118,958	43,070,818
Liabilities Associated with Assets Classified as Held for Sale	—	340,876
Other Liabilities	74,201,255	73,872,992
Due to Affiliates	22,249,975	29,995,986
Commercial Paper	213,790,443	204,303,206
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	20,887,635	15,887,635

Total Liabilities	1,625,881,723	1,531,211,238

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value Shares authorized: 1,000,000 Issued: None	—	—
Common Stock, $1 par value Shares authorized: 110,000,000 Issued: 83,783,024 Outstanding: 80,284,018 in 2005 and 79,833,467 in 2004	83,783,024	83,783,024
Capital in Excess of Par Value	21,171,462	10,961,782
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $22,105,684 in 2005 and $39,450,553 in 2004; unrealized (losses) on interest rate swap contract, net of tax, of ($11,265) in 2005 and ($1,406,747) in 2004; unrealized gains/(losses) on other long-term investments, net of tax, of ($394,560) in 2005 and $16,565 in 2004)	21,699,859	38,060,371
Retained Earnings	667,535,056	599,609,509
Treasury Stock, at cost (shares, 3,499,006 in 2005 and 3,949,557 in 2004)	(38,197,225)	(40,962,378)

Total Stockholders’ Equity	755,992,176	691,452,308

Total Liabilities and Stockholders’ Equity	$2,381,873,899	$2,222,663,546

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
Revenues
Premiums—Property Casualty Insurance	$556,438,727	$485,534,231	$454,453,266
Premiums—Life Insurance	41,134,144	37,134,465	33,628,724
Policy Charges—Life Insurance	35,499,178	34,089,930	32,543,328
Net Investment Income	94,931,739	89,361,003	83,096,319
Realized Investment Gains	6,050,873	7,048,654	6,263,619
Other Income	22,849,897	8,123,307	9,831,374

Total Revenues	756,904,558	661,291,590	619,816,630

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	432,856,310	390,061,548	364,599,459
Dividends to Policyholders	4,009,119	3,873,932	3,761,720
Amortization of Deferred Policy Acquisition Costs	108,723,470	90,454,509	86,475,442
Other Operating Expenses	73,453,925	56,272,154	58,383,192

Total Benefits, Losses and Expenses	619,042,824	540,662,143	513,219,813

Income Before Provision for Income Taxes	137,861,734	120,629,447	106,596,817
Provision for Income Taxes	38,827,981	31,184,488	28,127,869

Net Income	$99,033,753	$89,444,959	$78,468,948

Net Income Per Share
—Basic	$1.24	$1.12	$0.98

—Diluted	$1.23	$1.11	$0.98

Weighted Average Shares Outstanding
—Basic	80,141,068	79,984,651	79,808,669

—Diluted	80,712,923	80,489,502	80,390,001

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2002	$83,783,024	$5,531,384	$32,832,254	$484,454,615	$(40,503,573)	$566,097,704
Net Income				78,468,948		78,468,948
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains, net of reclassification adjustment			7,561,180			7,561,180
Change in Unrealized Gain on Interest Rate Swap Contract			1,058,174			1,058,174
Change in Unrealized (Loss) on Other Long-Term Investments			(100,204)			(100,204)

Total Other Comprehensive Income						8,519,150

Comprehensive Income						86,988,098
Dividends to Stockholders ($.315 per share)				(25,176,932)		(25,176,932)
Issuance of Treasury Shares for Dividend Reinvestment Plan (841,321 shares)		3,333,612			7,462,200	10,795,812
Purchase of Treasury Stock (299,183 shares)					(3,684,667)	(3,684,667)
Exercise of Stock Options (396,833 shares)		(932)			3,493,355	3,492,423

Balance, December 31, 2003	83,783,024	8,864,064	41,351,404	537,746,631	(33,232,685)	638,512,438
Net Income				89,444,959		89,444,959
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment (Losses), net of reclassification adjustment			(6,541,611)			(6,541,611)
Change in Unrealized Gain on Interest Rate Swap Contract			2,949,238			2,949,238
Change in Unrealized Gain on Other Long-Term Investments			301,340			301,340

Total Other Comprehensive (Loss)						(3,291,033)

Comprehensive Income						86,153,926
Sale of Subsidiaries		1,682,982				1,682,982
Dividends to Stockholders ($.3425 per share)				(27,582,081)		(27,582,081)
Issuance of Treasury Shares for Dividend Reinvestment Plan (12,158 shares)		(103,871)			103,871	—
Purchase of Treasury Stock (899,843 shares)					(12,152,909)	(12,152,909)
Exercise of Stock Options (503,836 shares)		518,607			4,319,345	4,837,952

Balance, December 31, 2004	83,783,024	10,961,782	38,060,371	599,609,509	(40,962,378)	691,452,308
Net Income				99,033,753		99,033,753
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment (Losses), net of reclassification adjustment			(17,344,869)			(17,344,869)
Change in Unrealized Gain on Interest Rate Swap Contract			1,395,482			1,395,482
Change in Unrealized (Loss) on Other Long-Term Investments			(411,125)			(411,125)

Total Other Comprehensive (Loss)						(16,360,512)

Comprehensive Income						82,673,241
Additional Contribution		4,836,140				4,836,140
Issuance of Treasury Shares for Acquisition (325,035 shares)		2,218,848			2,781,152	5,000,000
Dividends to Stockholders ($.3875 per share)				(31,108,206)		(31,108,206)
Purchase of Treasury Stock (219,000 shares)					(2,960,751)	(2,960,751)
Restricted Share Awards—Nonvested (77,765 shares)		282,812				282,812
Exercise of Stock Options (344,516 shares) and reclassification		2,871,880			2,944,752	5,816,632

Balance, December 31, 2005	$83,783,024	$21,171,462	$21,699,859	$667,535,056	$(38,197,225)	$755,992,176

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$99,033,753	$89,444,959	$78,468,948

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(126,165,508)	(103,065,322)	(98,787,583)
Amortization of Deferred Policy Acquisition Costs	108,723,470	90,454,509	86,475,442
Depreciation and Amortization	3,920,991	2,925,306	2,708,669
Stock-based Compensation	415,817	146,888	167,510
Provision for Deferred Taxes	(306,215)	(3,012,541)	5,342,706
Interest Credited on Policyholders’ Funds	28,281,912	27,609,884	26,954,469
Net Realized Investment Gains	(6,050,873)	(7,048,654)	(6,263,619)
(Earnings) Losses in Equity Method Investments	(8,583,398)	(3,801,774)	318,223
Other	(2,163,332)	8,832,456	4,229,712
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(186,438)	(1,156,955)	134,909
Accounts Receivable	(18,317,051)	(3,471,131)	(7,553,528)
Reinsurance Balances Receivable	(1,368,644)	536,122	(2,398,561)
Other Assets	(5,173,117)	3,005,585	(957,014)
Liability for Policy Reserves	20,807,581	25,599,547	14,812,239
Liability for Unearned Premiums	34,599,580	15,563,692	16,946,943
Amounts Held for Others	(228,101)	394,729	324,427
Other Liabilities	13,815,543	2,909,786	(13,411,462)
Due to/from Affiliates	(9,255,456)	(1,625,045)	2,105,973

Net Cash Provided by Operating Activities	131,800,514	144,242,041	109,618,403

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	26,211	43,072	116,133
Maturities and Redemptions of Fixed Maturities Available for Sale	393,899,269	328,912,867	635,219,130
Maturities and Redemptions of Other Investments	3,577,276	3,867,840	4,548,307
Sales of Fixed Maturities Available for Sale	108,372,196	61,425,800	68,916,066
Sales of Equity Securities	137,282,425	167,267,526	126,036,887
Sales of Commercial Leases	6,082,177	64,218,420	4,980,629
Sales of Other Investments	6,349,904	5,482,372	5,143,110
Purchases of Fixed Maturities Available for Sale	(591,177,592)	(583,668,788)	(745,426,493)
Purchases of Equity Securities	(139,811,006)	(119,154,022)	(173,725,650)
Purchases of Other Investments	(26,392,547)	(57,112,951)	(12,632,523)
Origination of Consumer Loans Receivable	(73,540,434)	(60,409,849)	(59,061,709)
Principal Payments on Consumer Loans Receivable	59,453,752	49,721,101	53,873,695
Origination of Commercial Leases Receivable	(21,665,208)	(83,521,356)	(76,828,007)
Principal Payments on Commercial Leases Receivable	37,085,467	48,965,475	46,324,434
Net Change in Short-term Investments	(3,872,911)	28,472,140	(9,555,341)
Net Change in Receivable/Payable on Securities	(1,755,909)	2,917,338	(7,323,609)
Net Proceeds from Sales of Subsidiaries	2,252,520	7,495,925	—
Purchase of Subsidiary, Net of Cash Acquired	(12,702,438)	—	—

Net Cash Used in Investing Activities	(116,536,848)	(135,077,090)	(139,394,941)

Cash Flows From Financing Activities:
Change in Commercial Paper	9,487,237	39,859,437	31,020,844
Change in Notes Payable to Affiliates	5,000,000	(21,206,141)	(5,395,011)
Stockholder Dividends Paid	(31,108,206)	(27,582,081)	(25,176,932)
Purchases of Treasury Stock	(2,960,751)	(12,152,909)	(3,684,667)
Proceeds from Exercise of Stock Options	3,028,748	3,263,270	2,112,838
Proceeds from Dividend Reinvestment Plan	—	—	10,795,812
Deposits of Policyholders’ Funds	72,109,506	69,738,185	69,379,831
Withdrawal of Policyholders’ Funds	(53,644,054)	(51,924,735)	(48,145,481)

Net Cash Provided by (Used in) Financing Activities	1,912,480	(4,974)	30,907,234

Net Change in Cash	17,176,146	9,159,977	1,130,696
Cash—Beginning of Period	20,052,493	10,892,516	9,761,820

Cash—End of Period	$37,228,639	$20,052,493	$10,892,516

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in Note 2—Pooling Agreement) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state, and may change in the future. Currently, the Company’s statutory net income and surplus are the same under the State of Alabama and NAIC accounting practices.

Consolidation

The accompanying consolidated financial statements include, after intercompany eliminations, Alfa Corporation and its wholly-owned subsidiaries

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

During 2003, one of Financial’s investments, MidCountry Financial Corporation (MidCountry), pursued the opportunity to purchase Bayside Financial Corp. In order for this purchase to take place, approval had to be secured from the Office of Thrift Supervision. Consequently, due to ownership levels, this transaction qualified Financial and the Company as unitary thrift holding companies. As a condition of approval, the Company agreed to sell its residential and commercial construction subsidiary, Alfa Builders, Inc. (Builders) and its real estate sales subsidiary Alfa Realty, Inc. (Realty) to Southern Boulevard Corporation (Southern), a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual) for their independently-determined fair values of approximately $5.5 million and $2.6 million, respectively. Southern subsequently became Alfa Properties, Inc. (Alfa Properties) during the first quarter of 2004. No gain or loss was recorded on these transactions. The financial statements and notes to the financial statements contained within this report include the results of these subsidiaries for the first two months of 2004 as well as the year 2003.

Nature of Operations

Alfa Corporation operates predominantly in the insurance industry. At December 31, 2005, its insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property casualty

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance in Georgia, Mississippi, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida. In addition, AVIC assumes business in Texas.

Alfa Corporation is affiliated with Mutual, Alfa Mutual Fire Insurance Company (Fire), and Alfa Mutual General Insurance Company (General). These companies are known collectively as the Mutual Group. The Mutual Group owns 54.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Fire under an affiliate agreement signed in August 2001.

As more fully discussed in Note 2—Pooling Agreement, the Company’s property casualty insurance business is pooled with that of the Mutual Group which writes property casualty business in Alabama. The Company’s pooled business is concentrated geographically in Alabama, Georgia and Mississippi. Approximately $514 million of premiums and policy charges representing 81% of such amounts in 2005 were from policies written in Alabama. Accordingly, unusually severe storms or other disasters in this state might have a more significant effect on the Company than on a more geographically diversified insurance company and could have an adverse impact on the Company’s financial condition and operating results. Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama’s low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future.

The Company’s noninsurance subsidiaries are engaged in consumer financing, commercial leasing, agency operations and benefits administration.

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

Revenues, Benefits, Claims and Expenses

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, term life insurance policies and certain annuities with life contingencies. Premiums are recognized as revenue over the premium-paying period of the policy when due. The liability for future policy benefits is computed using a net level method including assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the Company’s experience, modified as necessary, to reflect anticipated trends and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Universal Life Products: Universal life products include universal life insurance and other interest-sensitive life insurance policies. Universal life revenues, which are considered operating cash flows, consist of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. The timing of revenue recognition is determined by the nature of the charge. Cost of insurance and policy administrative charges are assessed on a monthly basis and recognized as revenue when remittances are processed. Percent of premium charges are assessed at the time of payment by the policyholder and recognized as revenue when processed. Surrender charges are recognized as revenue upon surrender of a contract by the policyholder in accordance with contractual terms. Benefit reserves for universal life represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include interest credited to policy account balances on a monthly basis and death claims reported in the period in excess of related policy account balances.

Property Casualty Products: Premiums written are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Premiums reported are net of ceded premiums. The liability for estimated unpaid property casualty losses and loss adjustment expenses is based upon an evaluation of reported losses and on estimates of incurred but not reported losses. Adjustments to the liability based upon subsequent developments are included in current operations.

Stock-Based Employee Compensation

At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 15—Stock-Based Compensation. The Company accounts for this plan under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the recognition and measurement principles of the intrinsic value method. Compensation cost on fixed awards with prorata vesting is recognized using the straight-line method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$99,033,753	$89,444,959	$78,468,948
Add: Total stock-based compensation expense included in reported net income, net of tax effect	270,281	95,478	108,882
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(2,222,017)	(2,078,716)	(1,571,820)

Pro forma net income	$97,082,017	$87,461,721	$77,006,010

Earnings per share, as reported
—Basic	$1.24	$1.12	$0.98
—Diluted	$1.23	$1.11	$0.98
Pro forma earnings per share
—Basic	$1.21	$1.09	$0.96
—Diluted	$1.20	$1.09	$0.96

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company’s method of accounting for income taxes is the liability method. Under the liability method, deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary difference is expected to reverse. The method of allocation between subsidiaries is subject to a written agreement, approved by the Board of Directors. Current taxes are allocated to each subsidiary within the consolidated group based upon the ratio of the subsidiary’s taxable income to the consolidated taxable income with no credit to subsidiaries with a taxable loss.

Earnings Per Share

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding. Diluted EPS is computed similarly except that the shares outstanding are increased to give effect to all potentially dilutive shares that would have been outstanding if such shares had been issued. The weighted average diluted shares outstanding include, on a post-split basis, potentially dilutive shares which total 571,855 shares in 2005, 504,851 in 2004 and 581,332 shares in 2003. All dilutive shares are the result of stock options outstanding with the exception of 9,149 dilutive shares resulting from restricted stock awards in 2005 (refer to Note 15—Stock-Based Compensation).

Investments

Fixed Maturities: Fixed maturities held for investment include investments that the Company has both the ability and positive intent to hold until maturity; such securities are reported at amortized cost. Securities available for sale include bonds and redeemable preferred stocks that the Company may elect to sell prior to maturity and are reported at their current fair value. The unrealized gains or losses on these securities are reflected as accumulated other comprehensive income within stockholders’ equity, net of taxes. Furthermore, deferred policy acquisition costs for universal and other interest sensitive life insurance products are adjusted to reflect the effect that would have been recognized had the unrealized holding gains and losses been realized. This adjustment to deferred acquisition costs results in a corresponding adjustment to comprehensive income. During 2005, the amount of this adjustment before taxes was $3,553,657. Amortization of premium or discount is calculated using the scientific (constant yield) interest method and is recorded as an adjustment to investment income. The interest method results in a constant effective yield equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments to book value. Fixed maturities containing call provisions (where the issue can be called away from the Company at the issuer’s discretion) are amortized to the call or maturity value/date that produces the lowest asset value (yield to worst). For mortgage-backed securities, the amortization period reflects estimates of the period over which repayment of principal is expected to occur, not the stated maturity period.

Equity Securities: Equity securities (common and non-redeemable preferred stocks) are carried at fair value. The unrealized gains or losses on these securities are reflected as accumulated other comprehensive income within stockholders’ equity, net of taxes.

Declines in fair values of fixed maturities and equity securities deemed to be other than temporary are recognized in the determination of net income. Generally, realized gains and losses on sales of investments are recognized in net income using the first-in, first-out methodology. In some instances, the Company may use the specific identification method if so directed by the investment portfolio

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manager. Realized investment gains and losses are reported on a pretax basis as a component of revenues. Income taxes applicable to net realized investment gains and losses are included in the provision for income tax.

Collateral Loans and Commercial Leases: Collateral loans and lease financings including commercial leases classified as held for sale are reported in the balance sheet at outstanding principal balance adjusted for charge-offs and the allowance for losses in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others. The allowance for losses on collateral loans and commercial leases represents the Company’s best estimate of probable losses inherent in the portfolios based on relevant observable data that include, but are not limited to, historical experience, collateral type, account balance and delinquency. Credit losses are deducted from the allowance and charged off in the period in which the loans or leases are deemed uncollectible. Recoveries previously charged off are recorded when received. The Company considers an account to be delinquent if it is thirty or more days late in its scheduled payments. If the account is over 90 days late, the Company considers repossession of the collateral. If collateral is repossessed, the loan or lease is written down against the allowance for losses and the asset is transferred to other assets and carried at the lower of cost or estimated fair value less the cost to dispose. Loans are placed on a nonaccrual status when a bankruptcy is reported or the collateralized assets are repossessed. The Company uses the effective interest method to recognize income on loans and leases. Deferred fees are amortized over the term of the commercial lease.

Other Long-term Investments: Partnerships, joint ventures and unconsolidated investee companies accounted for using the equity method are a component of other long-term investments and other long-term investments in affiliates. Investments in partnerships, joint ventures and unconsolidated investee companies are stated at the underlying audited equity value based on accounting principles generally accepted in the United States of America. Investments are reviewed annually for impairments and adjusted accordingly. It is the Company’s policy to review investments for applicability of Financial Accounting Standards Board Interpretation (FIN) 46(R), Consolidation of Variable Interest Entities. At December 31, 2005, the Company determined that no investment required consolidation based on FIN 46(R) criteria.

Short-term Investments: Short-term investments with maturities of three months or less are considered to be investments and are not considered to be cash or cash equivalents. The Company’s short-term investments are predominately money market funds. Money market mutual funds seek to maintain a stable net asset value of $1.00 per share. There is no assurance that funds will be able to maintain a stable asset value of $1.00 per share. However, our policy is to invest in money market funds that are rated AAAm and/or Aaa by Standard & Poor’s and/or Moody’s Investor Service, Inc., respectively, or are rated by the NAIC Securities Valuation Office as Class 1. These funds are diversified money market funds investing in Tier 1 commercial paper and bank obligations, U.S. Treasury, U.S. government obligations, certificates of deposits and repurchase agreements.

Cash

Cash consists of demand deposits at banks. Fair value equals the carrying value of such assets.

At December 31, 2005, Vision (refer to Note 17—Business Combinations and Divestitures) had a carrier contract requiring them to fund a collateral trust based on a percentage of written premiums. The primary purpose was to provide collateral for the payment of all obligations and performance of all duties set forth in the contract. The amount in the trust is reviewed on an annual basis and adjusted accordingly. The amount of cash restricted at December 31, 2005 was $957,368.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable are primarily comprised of premium installment plan receivables from policyholders and insurance carrier receivables.

Reinsurance

Amounts recoverable from property casualty reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts.

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Deferred Policy Acquisition Costs and Premium Deficiencies

Life Insurance Products: Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. The life insurance segment deferred $18,815,613 and recorded amortization expense of $9,277,108 related to acquisition costs leaving a balance of $171,107,909 at December 31, 2005. Included in this balance is a reduction of $1,529,460 which represents an offset to unrealized holding gains that is required as an adjustment to deferred policy acquisition costs under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, when amortization expense is determined under the gross profits method described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

Property Casualty Products: Acquisition costs for property casualty insurance are amortized over the period in which the related premiums are earned. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. During 2005, the property casualty insurance segment deferred $109,342,742 and recorded amortization expense of $100,652,027 related to acquisition costs, leaving a balance of $33,933,193 in the property casualty segment at December 31, 2005. Due to the elimination of intercompany profits, property casualty deferrals were reduced by $1,992,848 and amortization expense was reduced by $1,205,665 within the corporate and eliminations segment.

A premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations when anticipated losses, loss adjustment expenses, commissions and other acquisition costs, and maintenance costs exceed the recorded unearned premium reserve, and any future installment premiums on existing policies. The Company had no liability related to premium deficiency reserves at December 31, 2005 or December 31, 2004. The Company utilizes anticipated investment income as a factor in the premium deficiency calculation.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. If the fair value of the subsidiary were less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied value of the goodwill is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics.

Intangible assets include agent relationships, information technology, and restrictive covenants, and are amortized on a straight-line basis over periods ranging from 5 to 20 years. The Company performs an annual review of its intangible assets in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. This review is to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable.

Other Assets

Included in other assets, furniture, equipment, capital leases, software and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statements require that the Company recognize all derivatives as either assets or liabilities in the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. Any ineffective portions of hedges would be recognized in earnings.

Cash Flow Hedges: The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

As part of its funding efforts, the Company issued a $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 that is included in total borrowings. Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company’s objective to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating long-term debt with a fixed rate of 4.945%. During 2005, interest received ranged from 2.358% to 4.361%.

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

Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income, net of taxes. The Company accounts for the hedging instrument using the short-cut method and has not reclassified any of the gains or losses to interest expense in the subsequent periods. The fair value of the interest rate swap contract decreased by $2,146,896 in 2005 prior to a tax benefit of $751,414.

If it is determined that the swap has ceased to be a highly effective hedge, is sold, or is terminated, the Company will discontinue hedge accounting prospectively. The change in fair value of the hedged item attributable to hedged risk, as has been reported in accumulated other comprehensive income, would be amortized to interest expense over the remaining life of the hedged item.

Other Derivative Instruments: Covered call options are contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to purchase a financial instrument at a specified price within a specified period of time. The Company writes (sells) call options on certain common stocks it already owns to enhance returns to the extent of the premium received. The premium received for a written call option is recorded in other liabilities until the option is exercised, expires, or is otherwise terminated. On disposition, gains (losses) are recognized immediately, with gains (losses) on exercise combined with gains (losses) on the covering asset. The liability is marked to market at each statement date with the changes in the market value of the open options recognized as realized gains (losses) and recorded in the statement of income. The Company had $49,700 and $169,450 in options outstanding at December 31, 2005 and 2004, respectively.

Reserve for Litigation

The Company is subject to lawsuits in the normal course of business related to its insurance and noninsurance products. In accordance with SFAS No. 5, Accounting for Contingencies, management evaluates the merits of each case and determines the need for establishing estimated reserves for potential settlements or judgments as well as reserves for potential costs of defending the Company against the allegations of the complaint at the time a lawsuit becomes known. These reserves may be adjusted as the case develops. Periodically, and at least quarterly, management assesses all pending cases as a basis for evaluating reserve levels. At that point, any necessary adjustments are made to

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable reserves as determined by management and are included in current operating results. Reserves may be adjusted based upon outside counsels’ advice regarding the law and facts of the case, any revisions in the law applicable to the case, the results of depositions and/or other forms of discovery, general developments as the case progresses such as a favorable or an adverse trial court ruling, whether a verdict is rendered for or against the Company, whether management believes an appeal will be successful, or other factors that may affect the anticipated outcome of the case. Management believes adequate reserves have been established in known cases. However, due to the uncertainty of future events, there can be no assurance that actual outcomes will not differ from the assessments made by management.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current fiscal year. Such reclassification did not impact earnings.

2. POOLING AGREEMENT

Parties to the Pool

Effective August 1, 1987, the Company’s property casualty insurance subsidiaries entered into a reinsurance Pooling Agreement (the “Pooling Agreement”) with the Mutual Group.

•	Effective October 1, 1994, participation percentages were amended.

•	Effective October 1, 1996, Fire withdrew from participation in the Pooling Agreement.

•	Effective January 1, 2001, Fire and Alfa Specialty Insurance Corporation (Specialty), a subsidiary of Mutual, became participants in the Pooling Agreement.

•	Effective January 1, 2005, the Pooling Agreement was amended and restated, commuting certain pools from August 1, 1987 through December 31, 2001. In addition, AVIC was added as a participant in the Pooling Agreement with other companies in the Alfa Group and Fire began retroceding the quota share business it receives from Virginia Mutual to the pool.

•	Effective January 1, 2006, the Pooling Agreement was amended to reallocate Specialty’s coinsurance allocation of catastrophes to Mutual.

The Mutual Group is a direct writer primarily of personal lines property casualty insurance in Alabama. The Company’s subsidiaries similarly are direct writers in: Georgia, Mississippi, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida; and assume business from Texas. Specialty is a direct writer in Alabama, Georgia, Mississippi, and Virginia. Virginia Mutual is a direct writer in Virginia and North Carolina.

The Mutual Group, Virginia Mutual and the Company write preferred risk automobile and homeowner insurance, manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including auto, church and businessowner insurance. Mutual is also a direct writer of farmowner insurance. Specialty and AVIC are direct writers of nonstandard risk automobile insurance.

Under the Pooling Agreement, each participant cedes premiums, losses, and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual in turn retrocedes to each participant a specified portion of premiums, losses, and underwriting expenses based on each participant’s pooling percentage. The Mutual Group’s direct property casualty business (together with the property casualty business ceded by the Company) is included in the pool.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pooling participants and their percentage participation in the pool since inception are as follows:

	8/1/87 to 9/30/94	10/1/94 to 09/30/96	10/1/96 to 12/31/00	1/1/01 to 12/31/04	1/1/05 to current
Mutual[2]	32%	24%	32%	18%	18%
Fire[2]	15%	8%	0%	13%	13%
General[2]	3%	3%	3%	3%	3%
AIC[1]	25%	32.5%	32.5%	32.5%	30%
AGI[1]	25%	32.5%	32.5%	32.5%	30%
Specialty[3]	—	—	—	1%	1%
AVIC[1]	—	—	—	—	5%

[1]	Subsidiary of the Company
[2]	Member of Mutual Group
[3]	Subsidiary of Mutual

Approximately 72.9%, 80.5% and 80.7% of the Company’s property casualty premium income and 66.5%, 70.3% and 70.6% of its total premium income were derived from the Company’s participation in the Pooling Agreement in 2005, 2004 and 2003, respectively.

As a result of the Pooling Agreement, the Company had a receivable of $9,321,639 from and a payable of $714,555 to the Mutual Group at December 31, 2005 and 2004, respectively, for transactions originating in December and settled the following month.

Catastrophe Protection Program

On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited the Company’s participation in any single catastrophic event or series of disasters to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Estimated Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%
January 1, 2003	12.1	301.5	18%
January 1, 2004	14.2	352.0	18%
January 1, 2005	17.9	443.7	19%
January 1, 2006	21.2	525.5	21%

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred catastrophe losses of $11.6 million, $9.2 million, and $7.9 million in 2005, 2004, and 2003, respectively. These losses resulted in reductions to the Company’s net income of approximately $0.09, $0.07, and $0.06 per diluted share, after reinsurance and taxes in the respective years.

Management

The Boards of Directors of the Mutual Group and of the Company’s property casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Alabama Insurance Department reviewed the Pooling Agreement and the Department determined that the implementation of the Pooling Agreement did not require the Department’s approval.

A committee consisting of two members of the Boards of Directors of the Mutual Group, two members of the Board of Directors of Specialty, two members of the Board of Directors of the Company and Jerry A. Newby, as chairman of each such Board, has been established to review and approve any changes in the Pooling Agreement. The committee is responsible for matters involving actual or potential conflicts of interest between the Company, Specialty and the Mutual Group and for attempting to ensure that, in operation, the Pooling Agreement is equitable to all parties. Conflicts in geographic markets are currently minimal because the Mutual Group writes property casualty insurance only in Alabama and at present all of such insurance written by the Company is outside of Alabama. The Pooling Agreement is intended to reduce conflicts that could arise in the selection of risks to be insured by the participants by making the results of each participant’s operations dependent on the results of all of the pooled business. Accordingly, the participants should have substantially similar loss ratios for the pooled business excluding catastrophes as long as the Pooling Agreement remains in effect.

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

3. RELATED PARTY TRANSACTIONS

Ownership

Mutual owns 42.7%, Fire owns 11.4% and General owns 0.8% of the Company’s common stock. The Board of Directors of the Company consists of eleven members, six of whom serve as Directors of Mutual, Fire and General and two of whom at December 31, 2005 were executive officers of the Company. One of the Company’s directors and most of the Company’s executive officers, including the Company’s President, also hold the same positions with Mutual, Fire, General and Specialty. The Company paid stockholder dividends to the Mutual Group totaling $17,159,686 in 2005, $15,109,690 in 2004 and $13,741,391 in 2003.

The Mutual Group and the Company’s insurance subsidiaries are considered an insurance company holding system with Mutual being the controlling party under the Alabama Insurance Holding Company Systems Regulatory Act and their activities and transactions are subject to reporting, examination and regulation thereunder.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management and Operating Agreement

Under a Management and Operating Agreement, Mutual provides substantially all facilities, management and other operational services to the Company and its subsidiaries and to other companies associated with Mutual. Most of the personnel providing management services to the Company are full-time employees of, and are directly compensated by, Mutual. The Company’s business is substantially integrated with that of Mutual, Fire and General. Mutual periodically conducts time usage and other special expense allocation studies. Mutual charges the Company for its allocated and direct salaries, employee benefits and other expenses, including those for the use of office facilities. The amounts paid by the Company to Mutual under the Management and Operating Agreement were approximately $61.8 million in 2005, $50.7 million in 2004 and $46.9 million in 2003. The Company reimburses Mutual for the full amount of all its agents’ commissions paid by Mutual for the sale of the Company’s insurance products.

Debt and Guarantees

The Mutual Group is a partner in a real estate partnership, which in 2000 established a revolving line of credit with Financial of $4.0 million at a rate of interest equal to the prime lending rate less 1.0%. During 2002, this line of credit was increased to $5.0 million. At December 31, 2005 and 2004, the amount loaned to the partnership under the line of credit was $4,000,000 and $4,535,000, respectively. Interest paid by the partnership was $230,589, $154,331 and $140,850 in 2005, 2004, and 2003, respectively.

The Company’s property casualty subsidiaries have agreed to guarantee payment on debt owed by three real estate partnerships affiliated with Fire. These guarantees expire between 2006 and 2035 and, in the unlikely circumstance of a guarantee call, could negatively impact the Company by up to $2.2 million (refer to Note 9—Commitments and Contingencies).

In 1997, Mutual established a revolving line of credit with Financial of $20 million at a rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) plus .75%. No balance was outstanding at either December 31, 2005 or 2004. No interest was paid to Financial related to this line of credit in 2005, 2004 or 2003.

In 1999, Realty secured a line of credit with Financial of $250,000 with interest payable monthly at the Company’s commercial paper rate then applicable plus ..35%. No balance was outstanding at either December 31, 2005 or 2004. No interest was paid to Financial related to this line of credit in 2005, 2004 or 2003.

Also, during 1999, Builders established a line of credit with Financial of $5 million with interest payable monthly at the Company’s commercial paper rate then applicable plus 1.00%. The unpaid balance on this line of credit was $4,020,917 and $2,506,774 at December 31, 2005 and 2004, respectively. Interest paid to Financial in 2005 and in 2004 subsequent to the sale of Builders to Southern was $162,461 and $41,334, respectively.

The Company’s commercial paper is guaranteed by Mutual and Fire. The Company paid fees of $50,000 and $25,000 to Mutual and Fire, respectively, for their guarantees in 2005 and 2004.

Insurance Products

On February 1, 1997, Mutual began covering its employees with a Corporate Owned Life Insurance (COLI) plan utilizing Life’s universal life product. Premiums paid to Life totaled approximately

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$17.9 million in 2005, $17.9 million in 2004 and $18.7 million in 2003. Policy charges recorded from such premiums totaled approximately $3.8 million in 2005, $3.5 million in 2004 and $3.2 million in 2003. Policy reserves and insurance in force on the COLI plan at December 31, 2005 were approximately $149.0 million and $709.9 million, respectively. Certain of Mutual’s employees and those of the Mutual Group’s sponsoring organization, the Alabama Farmers Federation (Federation), not covered by the COLI plan are covered by group life insurance provided by Life. During 2002, certain retired employees of Virginia Mutual, also began being covered by group life insurance provided by Life. Contingency reserves held for this group as of December 31, 2005 and 2004 were $165,739 and $220,226, respectively. Group life insurance premiums paid to Life totaled $516,752 in 2005, $492,449 in 2004 and $542,167 in 2003. Insurance inforce under this plan at December 31, 2005 was approximately $47.3 million. Reserves for group life insurance represent the excess present value of future guaranteed benefits over future premiums plus any unearned premium. Since this one-year term contract renews on January 1 of each year at the discretion of each party, there is no future excess present value of future guaranteed benefits over future premiums at December 31. Since all of the certificates have a renewal date of January 1, the premium for each certificate is fully earned on the following December 31 and no unearned premium liability is present. This reserving method has been used since the Company’s inception. The only change in resulting reserves in recent years occurred when the plan year was adjusted to coincide with the calendar year.

Periodically, certain of the Company’s subsidiaries have purchased property insurance and general liability insurance protection from Mutual and Fire. The annual premium paid for such policies totaled approximately $19,300 in 2004 and $19,600 in 2003. No premiums were paid to Mutual or Fire for policies of these types in 2005.

Other Related-Party Transactions

During 1999, the Company formed a subsidiary, ABC, in an effort to improve the controls over employee benefits and related payments, to simplify and consolidate the accounting and recordkeeping function, and to improve operating efficiencies. As a result, the accrued benefit liabilities held by the various Alfa property casualty entities and their related assets were transferred to ABC at that time. The amounts of net transfers from ABC to Mutual in 2005 and 2004 for payments of benefits totaled approximately $763,000 and $554,000, respectively.

Financial leases equipment, automobiles, furniture and other property to the Mutual Group and its affiliates. The Mutual Group and its affiliates paid $3,367,415 in 2005, $3,367,326 in 2004 and $3,460,011 in 2003 under these leases. Periodically, the Mutual Group invests in automobile and other installment loans issued and serviced by Financial. However, the Mutual Group held no such investment in these loans at either December 31, 2005 or December 31, 2004. Interest paid by Financial to the Mutual Group on these loans was $199,897 in 2005, $320,900 in 2004 and $434,304 in 2003. The Alabama Farmers Federation (Federation) and Alfa Services, Inc. (Services), a Federation subsidiary, invest in short-term lines of credit with the Company and Financial. The balance outstanding on these lines of credit included in notes payable to affiliates was $20,887,635 and $15,887,635 at December 31, 2005 and 2004, respectively. Interest paid by the Company and Financial to the Federation and its subsidiary was $502,302 in 2005, $166,398 in 2004 and $99,104 in 2003.

In 2004 prior to its being sold, the Company’s real estate construction subsidiary, Builders, purchased 6 residential lots at fair value for $292,207 and 11 residential lots in 2003 at fair value for $542,796 from a partnership in which the Mutual Group is a partner. Builders also purchased one lot

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the first two months of 2004 at fair value for $20,750 from a partnership in which Alfa Properties is a member. Alfa Properties paid $21,199 in other commissions to Realty in 2003. Builders purchased 4 residential lots in 2003 at fair value for $213,000 from Alfa Properties.

Alfa Properties has a partnership interest in Marshall Creek, Ltd., a real estate development. Financial established capital leases with this entity during 2002 and received payments of $183,900 and $157,646 under these leases in 2005 and 2004, respectively.

Builders contracts with the Mutual Group for the construction of certain commercial facilities. The Mutual Group paid $6,240 in the first two months of 2004 and $299,471 in 2003 to Builders under such contracts. Builders also received $1,429 in rental income from the Mutual Group during 2004.

The Company periodically has investment transactions with the Mutual Group. In 2004, the Company bought one security at fair value of $3,094. In addition, during 2003, the Company sold seven securities to the Mutual Group at fair value for a loss of $1,128,328. No such transactions occurred during 2005. The Company is also a partner in Alfa Investors Partnership with the Mutual Group. The amount contributed to the partnership was $36.3 million and $33.1 million at December 31, 2005 and 2004, respectively. The Company had committed to fund up to $3.2 million additional investment in the partnership at December 31, 2005. The Company received distributions from the partnership of $1.2 million and $3.5 million in 2005 and 2004, respectively. In 2000, the Company became a member in Alfa Ventures II, LLC with the Mutual Group. The amount contributed to the limited liability company was approximately $1.9 million at both December 31, 2005 and 2004, respectively. The Company received distributions from this partnership of $3,002,218 in 2005 and $479,974 in 2004.

The Company’s life subsidiary is a general partner in two investment partnerships with a trust created by Mutual and Fire. The carrying value of the partnerships was $986,658 and $931,384 at December 31, 2005 and 2004, respectively.

On December 31, 2005, the Company completed the sale of Financial’s leasing division, OFC Capital, to OFC Servicing Corporation, a subsidiary of MidCountry. Included in other long-term investments in affiliates is a note receivable of $55.5 million related to this transaction.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

Net investment income by source is summarized as follows:

	2005	2004	2003
Fixed maturities:
Held for investment	$7,799	$10,800	$15,929
Available for sale	76,742,477	73,679,602	68,422,691

Total fixed maturities	76,750,276	73,690,402	68,438,620
Equity securities	2,911,867	2,931,221	2,429,561
Mortgage loans on real estate	—	88	2,211
Investment real estate	—	8,926	376,863
Policy loans	4,514,618	4,326,939	4,145,985
Collateral loans	8,502,108	7,346,929	7,170,102
Commercial leases	6,219,519	11,721,507	9,183,383
Other long-term investments	13,194,809	8,267,706	4,547,351
Short-term investments	2,571,982	1,268,755	2,637,195

Total investment income	114,665,179	109,562,473	98,931,271
Interest expense	(11,531,361)	(6,691,180)	(5,705,598)
Investment expenses	(8,202,079)	(13,510,290)	(10,129,354)

Net investment income	$94,931,739	$89,361,003	$83,096,319

Net realized investment gains (losses) are summarized as follows:

	2005	2004	2003
Fixed maturities available for sale	$(1,768,154)	$(1,077,337)	$(2,345)
Equity securities	10,693,897	17,440,120	5,337,076
Other investments	(2,874,870)	(9,314,129)	928,888

Net realized investment gains, before taxes	6,050,873	7,048,654	6,263,619
Less: Tax effect on realized investment gains	2,117,806	2,467,029	2,192,268

Net realized investment gains, net of tax	$3,933,067	$4,581,625	$4,071,351

Valuation of Investments

Changes in net unrealized investment gains and losses on fixed maturities and equity securities are as follows:

	Increase (Decrease)
	2005	2004	2003
Fixed maturities:
Held for investment	$(3,979)	$(5,364)	$(10,921)

Available for sale, net of tax	$(13,507,513)	$(4,765,233)	$(3,319,155)

Equity securities, net of tax	$(3,837,356)	$(1,776,378)	$10,880,335

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized investment gains and losses are based on fair values that were determined using nationally recognized pricing services, broker/dealers securities firms and market makers.

The cost and estimated fair value of investments in equity securities are as follows:

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$96,668,040	$13,966,406	$(3,614,342)	$107,020,104

	December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$83,445,562	$17,888,444	$(1,632,756)	$99,701,250

Applicable deferred income taxes on net unrealized gains for equity securities aggregated $3,639,602 and $5,705,870 at December 31, 2005 and 2004, respectively.

The amortized cost and estimated fair value of investments in fixed maturity securities are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held for investment:
Mortgage-backed securities	$88,330	$5,248	$—	$93,578

Available for Sale:
U.S. Treasury securities	$8,453,587	$1,533,984	$(95,774)	$9,891,797
Obligations of U.S. Government corporations and agencies	173,859,067	1,032,316	(2,096,645)	172,794,738
Obligations of states and political subdivisions	380,733,250	17,631,560	(461,293)	397,903,517
Corporate securities	196,569,148	14,900,108	(583,434)	210,885,822
Mortgage-backed securities	633,188,826	3,178,241	(10,166,046)	626,201,021
Other debt securities	2,019,200	12,000	—	2,031,200

Total	$1,394,823,078	$38,288,209	$(13,403,192)	$1,419,708,095

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held for investment:
Mortgage-backed securities	$114,708	$9,227	$—	$123,935

Available for Sale:
U.S. Treasury securities	$12,170,755	$1,640,699	$(85,252)	$13,726,202
Obligations of U.S. Government corporations and agencies	69,552,353	1,841,239	(317,542)	71,076,050
Obligations of states and political subdivisions	372,575,346	22,839,750	(329,295)	395,085,801
Corporate securities	217,747,375	23,234,132	(53,302)	240,928,205
Mortgage-backed securities	631,069,998	5,687,654	(5,552,470)	631,205,182
Other debt securities	2,172,200	313,850	—	2,486,050

Total	$1,305,288,027	$55,557,324	$(6,337,861)	$1,354,507,490

Management analyzes net unrealized losses on investments for impairment. The following table shows the Company’s net unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$2,711,625	$95,774	$2,711,625	$95,774
Obligations of U.S. Government corporations and agencies	122,617,873	1,585,228	12,293,110	511,417	134,910,983	2,096,645
Obligations of states and political subdivisions	25,858,343	125,937	7,705,864	335,356	33,564,207	461,293
Corporate securities	28,610,474	574,184	1,994,056	9,250	30,604,530	583,434
Mortgage-backed securities	341,436,969	7,703,819	104,664,491	2,462,227	446,101,460	10,166,046

Total fixed maturities	518,523,659	9,989,168	129,369,146	3,414,024	647,892,805	13,403,192
Equity securities	38,830,001	3,347,259	3,528,551	267,083	42,358,552	3,614,342

Total temporarily impaired securities	$557,353,660	$13,336,427	$132,897,697	$3,681,107	$690,251,357	$17,017,534

Of the 166 fixed maturities in an unrealized loss position at December 31, 2005, the majority are mortgage-backed securities. Of the $10.2 million in unrealized losses on mortgage-backed securities, the majority was issued by governmental agencies. Therefore, return of principal is not currently an issue. Similarly, the interest rate environment has been the primary cause of the other fixed maturity loss positions in the portfolio. While unrealized gains and losses will fluctuate with interest rate changes, receipt of principal is highly probable if these securities are held to maturity. The Company reviews

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities for impairment each quarter and considers its intent and ability to hold any debt securities in a loss position until the fair value recovers. Information used in the assessment for impairment includes industry analyst reports, credit ratings, and the volatility of the security’s market price.

There were 53 equity positions with unrealized losses at December 31, 2005. No single position comprised over 12% of the gross unrealized losses at that date.

The Company did not consider any decline in value to be an other than temporary impairment at December 31, 2005.

Fixed Maturities

The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$32,826,029	$33,187,675
Due after one year through five years	115,719,586	118,990,036
Due after five years through ten years	248,075,301	256,598,074
Due after ten years	365,013,336	384,731,289

	761,634,252	793,507,074
Mortgage-backed securities	633,188,826	626,201,021

Total	$1,394,823,078	$1,419,708,095

Proceeds from sales of fixed maturities available for sale were $108,372,196 in 2005, $61,425,800 in 2004 and $68,916,066 in 2003. Gross gains of $426,899 in 2005, $391,408 in 2004 and $1,644,188 in 2003 and gross losses of $2,231,672 in 2005, $952,108 in 2004 and $2,519,043 in 2003 were realized on those sales. In addition, the Company recorded a loss of $1,046,867 in 2005 and $111,279 in 2004 for fixed maturities available for sale whose valuation was deemed to be an other than temporary decline. No fixed maturities available for sale were written down during 2003. At December 31, 2005, the Company’s mortgage-backed securities were comprised of CMO’s and pass through securities. The valuation of such securities is subject to significant fluctuations due to changes in interest rates. The Company has a history of positive cash flow and has the ability to hold such investments to maturity. Management performs periodic assessments of the portfolio to monitor interest rate fluctuations. At December 31, 2005, the Company had $5,501,747 in fixed maturities available for sale on deposit with regulatory agencies in order to meet statutory requirements.

The Company’s fixed maturity portfolio is predominantly comprised of investment grade securities. At December 31, 2005, approximately $26.3 million in fixed maturities (1.9% of the total fixed maturity portfolio) are considered below investment grade. The Company considers bonds with a quality rating of BB+ and below, based on Standard & Poor’s rating scale, to be below investment grade.

Equity Securities

Proceeds from sales of equity securities were $137,282,425 in 2005, $167,267,526 in 2004 and $126,036,887 in 2003. Gross gains of $14,545,779 in 2005, $20,503,986 in 2004 and

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10,785,331 in 2003 and gross losses of $2,847,685 in 2005, $3,063,865 in 2004 and $4,488,106 in 2003 were realized on those sales. The Company also recorded a loss of approximately $1,004,197 in 2005 and $953,349 in 2003 for equity securities whose valuation was deemed to be an other than temporary decline. The Company recorded no such writedowns during 2004.

Policy Loans

The Company’s policy loans are carried at the outstanding balance and earn interest predominately at 8.0% but range from 5.0% to 8.0%. Policy loans have no stated maturity and are often repaid by reductions to benefits and surrenders. Therefore, the carrying amount approximates the fair value of the policy loan portfolio.

Collateral Loans

The Company’s collateral loan portfolio totaled approximately $124.7 million and $110.8 million at December 31, 2005 and 2004, respectively. These portfolios consisted of mortgage and consumer loans in the Company’s primary market area of Alabama, Georgia and Mississippi. Management evaluates the creditworthiness of customers on a case-by-case basis and obtains collateral as deemed necessary based on this evaluation. The Company had charged off loans totaling $422,288, $432,099 and $364,317 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, respectively, the Company maintained an allowance for losses of $1,406,871 and $1,244,280. The Company has estimated the fair value of the collateral loan portfolio to be approximately $130.3 million and $113.9 million at December 31, 2005 and 2004, respectively. The estimated fair value was determined by discounting the estimated future cash flows from the loan portfolio at 5.89% for 2005 and 5.74% for 2004, the current interest rates offered for similar loans, and after allowing for estimated loan losses. The Company had impaired loans of $633,532 and $35,079 subject to individual valuation at December 31, 2005 and 2004, respectively. Loans in nonaccrual status at December 31, 2005 and 2004 were $441,215 and $354,196 respectively. Repossessed assets, net of allowance for losses on disposal, included in other assets were $75,757 and $59,434 at December 31, 2005 and 2004, respectively.

Commercial Leases

The Company’s commercial lease portfolio totaled approximately $2.5 million and $4.8 million at December 31, 2005 and 2004, respectively. The majority of the commercial lease portfolio was reclassified to Assets Classified as Held for Sale at December 31, 2004 and subsequently sold in the fourth quarter of 2005 (refer to Note 17—Business Combinations and Divestitures). During 2005, 2004 and 2003, the Company charged off leases totaling $1,415,578, $8,303,396 and $2,265,023, respectively. At December 31, 2005, the Company had an allowance for losses of $8,083,758 on the lease portfolio. At December 31, 2004, the allowance for losses on the lease portfolio was $9,727,546 including $3,553,763 on assets classified as held for sale. The Company has estimated the fair value of the commercial lease portfolio to be approximately $2.5 million and $5.0 million at December 31, 2005 and 2004, respectively. The estimated fair value of the lease portfolio at December 31, 2005 approximates carrying value after allowing for estimated lease losses. At December 31, 2004, the estimated fair value of the lease portfolio was determined by discounting the estimated future cash flows from the lease portfolio at 8.5%, the current interest rate offered for similar leases, and after allowing for estimated lease losses. Assets leased to affiliated companies are expected to be held until the lease terminates and, therefore, fair value is assumed to equal net cost. The Company had impaired leases of $1,101,050 and $1,173,593 subject to individual valuation at December 31, 2005 and

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, respectively. Leases that are more than 90 days late are placed in a nonaccrual status and totaled $9,881,175 and $8,571,638 at December 31, 2005 and 2004, respectively. Repossessed assets, net of allowances for losses on disposal, included in other assets were $350,156 and $897,118 at December 31, 2005 and 2004, respectively.

Other Long-term Investments

Partnerships and Equity Method Investments: Investments in partnerships, joint ventures and unconsolidated investee companies are stated at the underlying audited equity value based on accounting principles generally accepted in the United States of America. Income is recognized based on reported earnings by the partnerships, joint ventures and companies. Partnership interests represent 77.5%, or approximately $48.0 million, of other long-term investments at December 31, 2005 and 78.6%, or approximately $52.5 million at December 31, 2004. Similarly, partnership interests represent 15.6%, or approximately $21.6 million, of other long-term investments in affiliates at December 31, 2005 and 24.9%, or approximately $19.4 million at December 31, 2004.

Ownership in partnership interests range from less than 1% to 62.5%. The Company’s investment in MidCountry is also accounted for using the equity method. In addition to earnings reflected within the statements of income, this investment has generated gross accumulated other comprehensive loss of $607,015 before a tax benefit of $212,455 since the investment was made in 2002. The table below summarizes the company’s primary long-term investment interests at December 31, 2005 and related operating results for 2005.

	Segment Holding Investment	Ownership	Carrying Value	Unpaid Commitment in Other Liabilities	Equity in Net Earnings	Realized Losses
Non-affiliates:
Low Income Housing Tax Credit Partnerships	Property Casualty Insurance	Various	$36,853,272	$23,515,546	$—	$(3,391,784)
	Life Insurance	Various	$6,177,375	$—	$—	$(714,790)
Other Partnerships	Life Insurance	Various	$5,013,643	$—	$342,909	$—
Affiliates:
Alfa Investors	Property Casualty Insurance	27%	$19,893,941	$—	$4,097,010	$—
Alfa Ventures II, LLC	Property Casualty Insurance	20%	$703,391	$—	$2,240,193	$—
East South Boulevard Investors I, LLP	Life Insurance	1%	$805,500	$—	$45,686	$—
East South Boulevard Investors II, LLP	Life Insurance	1%	$181,159	$—	$9,588	$—
MidCountry Financial Corporation	Noninsurance	43%	$53,329,870	$—	$1,153,811	$—

The Company had net investment income from partnerships and other equity method investments of approximately $7.9 million in 2005 and $4.1 million in 2004 after net investment losses of approximately $2.5 million in 2003. At December 31, 2005 and 2004, partnerships yielding tax credits from investments in low-income housing of approximately $43.0 million and $47.1 million are included in the Company’s other long-term investments. The Company realized losses from its

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in low-income housing partnerships of $4.1 million in 2005 and $10.9 million in 2004. In addition, the Company’s investment in MidCountry was approximately $53.3 million, $51.5 million and $14.4 million at December 31, 2005, 2004 and 2003, respectively. Net investment income from MidCountry was $1,153,811, $540,189 and $965,229, respectively in 2005, 2004 and 2003.

Other Investments: Included in the Company’s other long-term investments is its leased asset portfolio (refer to Note 11—Operating Leases) and a position in Waveland NCO Alabama Ventures, LLC, a certified capital company that is an investment premium tax credit program sanctioned by the State of Alabama. This investment is carried at its unpaid principal balance of $2.9 million at December 31, 2005. Principal and interest are received in accordance with a contractual agreement and repayment of principal is protected by strict guidelines imposed by the governing agency. Also included within other long-term investments to affiliates is a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, for $55,543,362 resulting from the sale of OFC Capital (refer to Note 18—Business Combinations and Divestitures). The leased asset portfolio and the note receivable are carried at the net book value.

Short-term Investments

Short-term investments are reflected at fair value and are comprised almost exclusively of money market funds and are not discounted due to their liquidity and short-term nature. Therefore, the Company considers the fair value of its short-term investments to be equal to cost.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information of financial instruments. Information about specific valuation techniques and related fair value detail is provided in Note 1—Summary of Significant Accounting Policies, Note 4—Investments and Note 8—Commercial Paper and Notes Payable. The cost and estimated fair value of financial instruments as of December 31 are as follows:

	December 31,
	2005		2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Assets:
Fixed maturities held for investment	$88,330	$93,578	$114,708	$123,935
Fixed maturities available for sale	$1,394,823,078	$1,419,708,095	$1,305,288,027	$1,354,507,490
Equity securities	$96,668,040	$107,020,104	$83,445,562	$99,701,250
Policy Loans	$62,101,204	$62,101,204	$58,476,569	$58,476,569
Collateral loans	$124,667,449	$130,283,798	$110,792,974	$113,917,064
Commercial leases	$2,515,084	$2,515,084	$4,831,363	$5,013,646
Other long-term investments	$62,957,416	$61,961,072	$75,310,735	$66,855,805
Other long-term investments in affiliates	$130,839,787	$138,457,224	$74,943,872	$77,942,989
Short-term investments	$84,861,880	$84,861,880	$80,988,969	$80,988,969
Cash	$37,228,639	$37,228,639	$20,052,493	$20,052,493

Liabilities:
Commercial paper	$213,790,443	$213,790,443	$204,303,206	$204,303,206
Notes payable	$90,887,635	$90,887,635	$85,887,635	$85,887,635
Derivative-related liabilities	$103,780	$67,031	$137,512	$2,333,677

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. POLICY LIABILITIES AND ACCRUALS

The composition of the liability for future policy benefits and life and health claim reserves and the more significant assumptions used in its calculation are as follows:

		Liability			Basis of Assumption
	Insurance Inforce	December 31,		Years of Issue	Interest Rate	Mortality and Morbidity	Withdrawals
		2005	2004
Ordinary life	$12,379,235,907	$187,849,874	$174,193,395	1955 to 1978	5%	1955-60 Basic Select and Ultimate Mortality Tables	Company experience
				1979 to 1980	7% graded to 5%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
				1981 to 1993	9% graded to 7%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
				1994 to 2005	6%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
Interest sensitive life	2,492,011,968	246,586,176	235,582,918	1984 to 2005	4.75% to 5%*	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
Universal life	6,277,271,493	341,764,173	307,112,029	1987 to 2005	4.75% to 5%*	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
Annuities w/o life contingencies		12,842,589	12,442,351	1974 to 2005	4.5%*
Group credit life	13,445,549	389,197	368,381	1992 to 2005	3.0%	1958 CET
Group life	47,269,368	165,739	220,226	2005	4.5%	1960 CSG

	$21,209,234,285	$789,597,748	$729,919,300

Accident and health		248,182	270,889		4.5% to 5%	1972 intercompany reports	200% N&W III
Life and health claim reserves		8,288,438	5,954,082

		$798,134,368	$736,144,271

*	Rates are adjustable annually on policyholders’ anniversary dates.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2005, premiums under individual ordinary life insurance participating policies were $5,176,439, or 4% of total premiums collected. The Company accounts for its policyholder dividends based upon dividends apportioned for payment for the next year plus any adjustments for dividends paid differently from those apportioned in the prior year. Total policyholder dividends incurred for 2005 were $4,009,119. The Company paid dividends in the amount of $3,963,044 during 2005 to policyholders and did not allocate any additional income to such policyholders. The Company did not issue any participating policies during 2005. The amount of insurance inforce on participating policies represents 1% of ordinary life insurance inforce or approximately $236 million.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2005		2004		2003
	Property Casualty	Life	Property Casualty	Life	Property Casualty	Life
Balance at January 1,	$154,107,730	$5,954,082	$144,723,003	$4,567,589	$140,019,766	$4,372,433
less reinsurance recoverables on unpaid losses	(3,251,046)	(1,677,427)	(5,133,250)	(543,978)	(2,648,790)	(690,672)

Net balance on January 1,	150,856,684	4,276,655	139,589,753	4,023,611	137,370,976	3,681,761

Incurred related to:
Current year	353,497,743	27,921,285	325,446,874	27,089,443	312,309,956	24,427,420
Prior years	4,598,363	192,211	(7,280,159)	28,369	(10,761,807)	115,329

Total incurred	358,096,106	28,113,496	318,166,715	27,117,812	301,548,149	24,542,749

Paid related to:
Current year	252,333,889	25,178,694	232,589,448	24,905,841	229,234,630	22,327,532
Prior years	99,082,555	2,179,475	74,310,336	1,958,927	70,094,742	1,873,367

Total paid	351,416,444	27,358,169	306,899,784	26,864,768	299,329,372	24,200,899

Net balance at December 31,	157,536,346	5,031,982	150,856,684	4,276,655	139,589,753	4,023,611
plus reinsurance recoverables on unpaid losses	2,103,540	3,256,456	3,251,046	1,677,427	5,133,250	543,978

Balance at December 31,	$159,639,886	$8,288,438	$154,107,730	$5,954,082	$144,723,003	$4,567,589

There are inherent uncertainties in reserving for unpaid losses. Management’s philosophy has been to establish reserves at a high level of confidence. The liability for estimated unpaid losses and loss adjustment expenses is based on a detailed evaluation of reported losses and of estimates of incurred but not reported losses. Adjustments to the liability based on subsequent developments are included in current operations. The estimated cost of loss and loss adjustment expenses attributable to insured events of prior years increased by approximately $4.1 million during 2005 as a result of re-estimation of unpaid losses and loss adjustment expenses. Increases or decreases of this nature occur as the result of claim settlements during the current year, and as additional information is received regarding individual claims, causing changes from the original estimates of the cost of these claims. Recent loss development trends are also taken into account in evaluating the overall adequacy of unpaid losses and loss adjustment expenses. The Company is primarily an insurer of private passenger motor vehicles and of single-family homes and has limited exposure for difficult-to-estimate claims such as environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition. Deducted from the liability for estimated unpaid losses and loss adjustment expenses are the Company’s estimates of salvage and subrogation recoverable of approximately $9.8 million and $10.1 million at December 31, 2005 and 2004, respectively. The table below summarizes the 2005 changes in estimated loss reserves by component and period in thousands of dollars.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Reserves at January 1, 2005	Loss Development	Paid Loss	Reserves at December 31, 2005
	(in thousands)
Prior to 1996	$5,488	$(133)	$4,955	$400
1996	886	23	841	68
1997	700	(1)	639	60
1998	1,970	(382)	1,188	400
1999	2,076	252	1,996	332
2000	3,358	383	2,901	840
2001	7,228	(1,563)	2,185	3,480
2002	10,883	(272)	3,190	7,421
2003	25,410	2,624	14,336	13,698
2004	92,858	3,667	66,852	29,673
2005	—	353,498	252,334	101,164

Totals	$150,857	$358,096	$351,417	$157,536

7. INCOME TAXES

The provision for income taxes consists of the following:

	2005	2004	2003
Current	$39,134,196	$34,197,029	$22,785,163
Deferred	(306,215)	(3,012,541)	5,342,706

Provision for income taxes	$38,827,981	$31,184,488	$28,127,869

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	2005	2004	2003
Tax provision at U.S. Federal statutory tax rate	$48,251,607	$42,220,307	$37,308,886
Dividends received deduction, tax exempt interest and proration	(4,591,123)	(4,755,627)	(4,430,741)
Tax credits	(5,841,081)	(5,388,287)	(4,005,681)
Other, net	1,008,578	(891,905)	(744,595)

Provision for income taxes	$38,827,981	$31,184,488	$28,127,869

Total income tax expense (benefit) for the years ended December 31 was recorded in the financial statements as follows:

	2005	2004	2003
Statements of Income:
Provision for income taxes	$38,827,981	$31,184,488	$28,127,869
Statements of Stockholders’ Equity:
Capital in excess of par:
Tax (benefit) from stock option exercises	(846,334)	(1,339,659)	(1,055,685)
Accumulated other comprehensive income:
Tax expense (benefit) from net unrealized gains (losses)	(8,809,505)	(4,270,966)	4,071,306

Total	$29,172,142	$25,573,863	$31,143,490

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) include the following as of December 31:

	2005	2004
Deferred tax assets:
Reserve computational method differences	$34,448,779	$32,378,821
Unearned premium reserve	15,431,900	13,009,954
Other	4,599,064	1,061,154

Total deferred tax asset	54,479,743	46,449,929

Deferred tax liabilities:
Net unrealized holding gain on investments	11,579,146	20,388,653
Deferral of policy acquisition cost	64,501,948	58,017,879
Other	7,517,607	11,114,215

Total deferred tax liability	83,598,701	89,520,747

Net deferred tax (liability)	$(29,118,958)	$(43,070,818)

At December 31, 2005, the Company established a deferred tax asset for $3.2 million related to future tax benefits in ABC resulting from the transfer of liabilities to ABC when it was formed in 1999. The provision for deferred income taxes was increased by $1.6 million as a result of previously recognized tax benefits in ABC.

The Company has not recognized any deferred taxes for differences between its financial statement carrying amount and its adjusted tax basis of investments in subsidiaries. The amount is not determinable at this time. In the event the Company disposes of one or more of its subsidiaries, it has the ability and intent to liquidate these subsidiaries in a tax-free manner. Therefore, the tax effects of such differences are not required to be recognized. Deferred taxes will be recognized when the Company expects that it will liquidate these subsidiaries in a taxable manner, such as a taxable sale of the investments.

The Company did not establish a valuation allowance related to the deferred tax assets due to the existence of sufficient taxable income related to future reversals of existing temporary differences.

At December 31, 2005 and 2004, the Company had an income tax payable of $1.1 million and an income tax receivable of $2.6 million, respectively.

8. COMMERCIAL PAPER AND NOTES PAYABLE

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Short-term debt was $234.7 million and $220.2 million at December 31, 2005 and 2004, respectively, and long-term debt was $70 million at both December 31, 2005 and 2004.

Commercial Paper

The Company had $213.8 million in commercial paper outstanding at a weighted average rate of 4.30% at December 31, 2005. Rates ranged from 4.24% to 4.33% with maturities from January 9,

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 to January 23, 2006. At December 31, 2004, the Company had $204.3 million in commercial paper outstanding at a weighted average rate of 2.32%. Rates ranged from 1.83% to 2.38% with maturities from January 4, 2005 to February 2, 2005. The Company intends to continue to use the commercial paper program to fund its short-term needs. However, backup lines of credit are in place up to $300 million to cover up to $230 million in commercial paper and the $70 million variable-rate demand note described below. Commitment fees related to the backup lines were $304,167 in 2005 and $305,000 in 2004. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. Included in the financial covenants are requirements that the Company maintain minimum levels of stockholders’ equity and perform at a level that produces acceptable ratios of credit losses to reserves and indebtedness to capitalization. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. Due to the short-term nature of the Company’s commercial paper borrowings, the fair value approximates the carrying value.

Notes Payable

The Company issued a variable-rate $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 as a means of funding the collateral loan and commercial lease portfolios. Refer to Note 1—Summary of Significant Accounting Policies for discussions about the Company’s cash flow hedge.

In addition, the Company had $20.9 million and $15.9 million in short-term debt outstanding to affiliates at December 31, 2005 and 2004, respectively, with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable. Due to the short-term nature of the Company’s outstanding debt to affiliates, the fair value approximates the carrying value.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at December 31, 2005. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $2.2 million in 2005, $2.2 million in 2004, and $1.1 million in 2003. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 17 legal proceedings against the Company’s life subsidiary were in process at December 31, 2005. Of the 17 proceedings, seven were filed in 2004, five were filed in 2003, four were filed in 1999, and one was filed in 1996.

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

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commitments

Guarantees: The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1,000,000. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200,000. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire which agreed to guarantee, on behalf of Alfa Ventures II, LLC, the lesser of $25,000,000 or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supercedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $1,393,232. During 2004, the Company’s property casualty subsidiaries entered into a third agreement with Fire in which Fire agreed to guarantee, on behalf of EastChase Office, LLC, an amount of $3,180,077 to CB&T. In the unlikely event of a guarantee call, the property casualty subsidiaries would be liable to reimburse Fire a maximum of $636,016.

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At December 31, 2005, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $23.5 million. These commitments are included in other liabilities in the consolidated balance sheet.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at December 31, 2005, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$43,137,635	$22,250,000	$—	$20,887,635	$—
Standby letters of credit	75,000	75,000	—	—	—
Guarantees	2,229,248	200,000	—	636,016	1,393,232
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	266,325,626	245,259,699	14,888,259	3,426,734	2,750,934

Total commercial commitments	$311,767,509	$267,784,699	$14,888,259	$24,950,385	$4,144,166

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain commercial commitments in the table above include items that may, in the future, require recognition within the financial statements of the Company. Events leading to the call of a guarantee, the failure of the policy administration system being developed for use by the life insurance operations to perform properly and achievement of specific metrics by Vision are examples of situations that would impact the financial position and results of the Company

Contractual Obligations: The Company has a limited number of contractual obligations in the form of long-term debt and leases. These leases have primarily been originated by its insurance subsidiaries and Vision. Operating leases supporting the corporate operations are the responsibility of Mutual, an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement. The Company’s contractual obligations at December 31, 2005 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,999,378	$1,172,572	$1,795,471	$1,031,335	$—
Capital lease obligations	146,216	124,858	21,358	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	20,887,635	20,887,635	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$95,033,229	$22,185,065	$1,816,829	$1,031,335	$70,000,000

10. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of comprehensive income are depicted in the Consolidated Statements of Stockholders’ Equity. The tax expense or (benefit) allocated to each component of accumulated other comprehensive income in 2005 was ($8,465,520) for change in fair value of securities available for sale, $1,243,779 for change in deferred acquisition cost adjustment, $751,414 for change in unrealized gain on interest rate swap contract, ($221,375) for change in unrealized loss on other long-term investments and $2,117,805 for reclassification adjustment for realized investment gains.

Undistributed Earnings of Equity Method Investments

The Company’s investment in MidCountry has resulted in cumulative earnings of $2,787,667 that are included as a part of retained earnings.

Additional Contribution

The Company increased capital in excess of par value by $4.8 million for the establishment of future tax benefits in ABC resulting from the transfer of liabilities to ABC when it was formed in 1999 (refer to Note 7—Income Taxes).

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends, Dividend Restrictions and Statutory Financial Information

Alfa Corporation paid $31,054,206 in dividends to stockholders in 2005. ABC paid dividends of $54,000 in 2005 on preferred stock. Their minority interest of $600,000 is classified as other liabilities in the consolidated balance sheet.

The amounts of statutory net income and stockholders’ equity for the Company’s life and property casualty insurance subsidiaries are as follows:

	2005	2004	2003
Statutory net income:
Life insurance subsidiary	$22,696,478	$24,577,418	$18,218,395

Property casualty insurance subsidiaries	$65,838,667	$59,981,567	$46,309,213

Statutory stockholders’ equity:
Life insurance subsidiary	$177,189,239	$161,992,040	$144,834,065

Property casualty insurance subsidiaries	$407,475,147	$369,838,236	$323,362,343

Alfa Corporation is a holding company with no operations and, accordingly, any cash available for dividends or other distributions must be obtained by it from borrowings or in the form of distributions from its operating subsidiaries. Distributions to the Company from its insurance subsidiaries are subject to regulatory restrictions. Under applicable regulatory requirements, the Company’s insurance subsidiaries can distribute to the Company an aggregate of approximately $84.4 million without prior regulatory approval.

At December 31, 2005, the life subsidiary’s Adjusted Capital calculated in accordance with NAIC Risk-Based Capital guidelines was $189.9 million, compared to the Authorized Control Level amount of $12.9 million, and the property casualty subsidiaries’ Adjusted Capital was $407.5 million, compared to the Authorized Control Level amount of $30.3 million. The Risk-Based Capital analysis serves as the benchmark for the regulation of insurance enterprises’ solvency by state insurance regulators.

Treasury Stock

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999 and in September 2001, the Company’s Board of Directors increased the number of shares authorized to be repurchased by 4,000,000 shares, bringing the total number of shares authorized to be repurchased to 12,000,000.

On January 1, 2005, the Company issued 325,035 non-registered shares of common stock to Mr. John C. Russell, President and one of the owners of Vision. The shares were issued as part of the Company’s acquisition of Vision on January 1, 2005. The shares were issued pursuant to the exemption found in section 4(2) of the Securities Act of 1933 for non-public offerings.

At December 31, 2005, the Company had repurchased a total of 8,266,623 shares at a cost of $65,383,384 and due to the exercise of stock options had reissued 2,850,815 shares at a cost of $14,726,132 under this program. In addition, the Company began funding its dividend reinvestment plan through the sale of treasury stock during 2002 and therefore had reissued an additional 1,607,767 shares at a cost of $9,679,875 at December 31, 2005.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These transactions increased the total number of shares outstanding to 80,284,018 shares.

11. OPERATING LEASES

Lessor

Financial leases certain property and equipment to the Company’s subsidiaries, Mutual and its affiliates (refer to Note 3—Related Party Transactions) and to third parties under operating leases. Profits from related party leasing transactions are eliminated within the corporate segment. Total rental income for the years ended December 31, 2005, 2004 and 2003 was $3,905,441, $4,093,525 and $4,702,117, respectively. No contingent rentals have been included in income. Similarly, the Company recorded depreciation expense on leased assets within the Noninsurance segment of $2,853,390, $2,903,678 and $3,118,034 in 2005, 2004 and 2003, respectively. The cost, accumulated depreciation and net book value of major classes of leased property at December 31, 2005 were:

	Cost	Accumulated Depreciation	Net Book Value
Transportation equipment	$15,921,476	$3,850,050	$12,071,426
Furniture and equipment	4,749,364	2,904,308	1,845,056

Total	$20,670,840	$6,754,358	$13,916,482

At December 31, 2005, the aggregate minimum rental payments to be received under leases having initial or remaining lease terms in excess of one year are $2,855,609 in 2006, $1,409,879 in 2007, $166,867 in 2008, $14,507 in 2009 and $0 thereafter.

Lessee

The Company leases certain office facilities and equipment from Financial and third parties under various operating leases. Profits from related party leasing transactions are eliminated within the corporate segment. These leases expire at various dates through 2010. Vision’s office facility lease agreement contains scheduled rent increases over the term of the lease. At December 31, 2005, the aggregate minimum rental payments to be made under leases having initial or remaining lease terms in excess of one year are $1,172,572 in 2006, $964,669 in 2007, $830,802 in 2008, $698,729 in 2009, $332,606 in 2010 and $0 thereafter. Certain leases are subject to allocation under a Management and Operating Agreement (refer to Note 3—Related Party Transactions) and the Pooling Agreement (refer to Note 2—Pooling Agreement). Lease expense incurred for these leases, prior to allocation, was $1,535,480 in 2005, $549,922 in 2004 and $620,800 in 2003.

12. CAPITAL LEASES

Lessor

OFC Capital (OFC), a division of Financial, originated various leases to commercial businesses during its affiliation with the Company. At December 31, 2004, OFC was shown as assets classified as held for sale and was subsequently sold on December 31, 2005 (refer to Note 19—Business Combinations and Divestitures). OFC offered various products to its customers that included capital leases, operating leases, sales leasebacks, TRAC leases, municipal leases and conditional sales contracts. Generally, the range of leases extended from 24 months to 60 months with the average being 45 months in length and containing a purchase option at the end of the lease term.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s finance subsidiary leases certain equipment to Marshall Creek, Ltd., a joint real estate venture with Mutual (refer to Note 3—Related Party Transactions). These equipment leases have various expiration dates through 2009.

At December 31, 2005 and 2004, future minimum lease payments to be received on leases are $11,726,254 and $102,668,528, respectively; with separate deductions for allowance for uncollectible minimum lease payments receivable of $8,083,758 and $9,727,546, respectively. Unguaranteed residual values accruing to the benefit of the lessor total $895,277 and $1,241,083 at December 31, 2005 and 2004, respectively. Initial direct costs and unearned income at December 31, 2005 are $0 and $2,022,689, respectively. Initial direct costs and unearned income at December 31, 2004 are $578,174 and $12,522,740, respectively.

Future minimum lease payments to be received on capital leases including interest at December 31, 2005 are $1,498,783 in 2006, $1,135,883 in 2007, $796,275 in 2008, $211,555 in 2009, and $0 in 2010. Future minimum lease receivables do not include contingent rentals.

Lessee

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases included in other assets was $185,443 and $0 at December 31, 2005 and 2004, respectively. Accumulated amortization of the leased equipment at December 31, 2005 and 2004 was $60,715 and $0, respectively. Amortization of assets under capital leases is included in depreciation expense. At December 31, 2005, future minimum lease payments required under the capital leases are $124,858 in 2006, $21,358 in 2007 and $0 thereafter.

13. REINSURANCE

Life reinsures portions of its risks with other insurers. While the amount retained on an individual life will vary depending upon age and mortality prospects of the risk. Life generally will not retain more than $500,000 of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100,000 per individual. Life has reinsured approximately $2,545,947,598 of its life insurance inforce with other insurance companies and has taken reserve credits for approximately $7,996,836 on account of such reinsurance at December 31, 2005. Amounts paid or deemed to have been paid for Life’s reinsured contracts are recorded as reinsurance receivables. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

The Company’s property casualty insurance subsidiaries, together with Mutual and its affiliates, participate in catastrophe and other reinsurance ceded arrangements to protect them from abnormal losses (refer to Note 2—Pooling Agreement). The Company’s subsidiaries and Mutual and its affiliates are also required to participate in certain assigned risk pools and associations by the states in which they operate.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effects of reinsurance on premiums and losses for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Property Casualty Operations:
Direct premiums written	$158,927,048	$99,434,495	$90,314,852
Premiums ceded to nonaffiliates/affiliates	(830,173)	(2,518,699)	(635,515)
Premiums ceded to pooling agreement	(159,964,502)	(99,336,838)	(90,215,982)
Premiums assumed from pooling agreement	588,766,920	500,300,291	467,357,221
Premiums assumed from nonaffiliates/affiliates	1,481,038	284,551	241,152

Net premiums written	$588,380,331	$498,163,800	$467,061,728

Total Insurance Operations:
Direct premiums earned	$217,755,714	$173,154,042	$158,739,713
Premiums ceded to nonaffiliates/affiliates	(6,451,799)	(7,870,990)	(5,988,558)
Premiums ceded to pooling agreement	(136,101,556)	(96,431,375)	(87,061,117)
Premiums assumed from pooling agreement	556,825,316	487,670,722	454,748,760
Premiums assumed from nonaffiliates/affiliates	1,044,374	236,227	186,520

Net premiums earned	$633,072,049	$556,758,626	$520,625,318

Direct losses	$242,309,401	$98,248,459	$94,132,012
Losses ceded to nonaffiliates	(5,772,245)	(4,553,343)	(5,468,601)
Losses ceded to pooling agreement	(217,525,550)	(67,728,187)	(64,884,220)
Losses assumed from pooling agreement	334,621,906	298,731,435	284,289,312
Losses assumed from nonaffiliates	8,999,337	192,386	84,266
Loss adjustment expenses, net	25,131,897	20,393,777	17,935,187

Net losses incurred	387,764,746	345,284,527	326,087,956
Surrender, maturities, interest and other benefits and settlement expenses	45,091,564	44,777,021	38,511,503

Total benefits and settlement expenses	$432,856,310	$390,061,548	$364,599,459

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are believed to be uncollectible. At December 31, 2005 and 2004, there were no amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At December 31, 2005, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized revenue data for each of the Company’s business segments are as follows:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$344,193,353	$302,588,777	$288,494,920
Homeowner premiums	196,456,993	171,129,997	153,374,668
Other premiums	15,788,381	11,815,457	12,583,678

Total earned premiums	556,438,727	485,534,231	454,453,266
Net investment income	40,199,673	34,746,264	28,503,408
Other income	9,620,944	5,905,213	5,898,497
Realized investment gains (losses)	185,275	(4,814,462)	(2,286,267)

Total Property Casualty Insurance	606,444,619	521,371,246	486,568,904

Life Insurance
Premiums and policy charges
Universal life policy charges	20,803,386	19,863,023	18,823,152
Universal life policy charges—COLI	3,811,935	3,473,319	3,244,736
Interest sensitive life policy charges	10,883,857	10,753,588	10,475,440
Traditional life insurance premiums	40,617,392	36,642,016	33,086,557
Group life insurance premiums	516,752	492,449	542,167

Total premiums and policy charges	76,633,322	71,224,395	66,172,052
Net investment income	50,962,584	49,128,633	44,734,610
Realized investment gains	5,901,883	12,112,573	8,584,062

Total Life Insurance	133,497,789	132,465,601	119,490,724

Noninsurance
Net investment income
Equity interest in MidCountry Financial (net of expense)	1,153,811	540,189	965,229
Loan income (net of expense)	4,349,633	4,258,133	4,200,623
Other investment income	2,521,962	2,976,049	6,313,686

Total net investment income	8,025,406	7,774,371	11,479,538

Other income
Fee/commission income	23,848,817	826,703	739,137
Other income	1,428,245	1,480,565	3,271,454

Total other income	25,277,062	2,307,268	4,010,591

Realized investment gains (losses)	(36,285)	(230,187)	(34,176)

Total Noninsurance	33,266,183	9,851,452	15,455,953

Corporate and Eliminations
Net investment income (loss)	(4,255,924)	(2,288,265)	(1,621,237)
Other income (loss)	(12,048,109)	(89,174)	(77,714)
Realized investment gains (losses)	—	(19,270)	—

Total Corporate and Eliminations	(16,304,033)	(2,396,709)	(1,698,951)

Total revenues	$756,904,558	$661,291,590	$619,816,630

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment profit or loss for the property casualty segment is measured by underwriting profits and losses as well as by operating income. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by operating income. Management believes operating income serves as a meaningful tool for assessing the profitability of the Company’s ongoing operations. Operating income, a non-GAAP financial measure, is defined by the Company as net income excluding net realized investment gains and losses, net of applicable taxes. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance. Segment information for the previous periods has been restated to reflect the change in composition of reportable operating segments.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Years Ended December 31,
	2005	2004	2003
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$55,871,824	$50,157,788	$35,224,085
Net investment income	40,199,673	34,746,264	28,503,408
Other income	9,620,944	5,905,213	5,898,497

Pretax operating income	105,692,441	90,809,265	69,625,990
Income tax expense	25,496,999	22,109,813	16,513,835

Operating income, net of tax	80,195,442	68,699,452	53,112,155
Realized investment gains (losses), net of tax	120,429	(3,129,401)	(1,486,074)

Net income	80,315,871	65,570,051	51,626,081

Life Insurance
Pretax operating income	30,477,610	25,465,457	25,750,719
Income tax expense	8,741,291	6,702,835	6,692,993

Operating income, net of tax	21,736,319	18,762,622	19,057,726
Realized investment gains, net of tax	3,836,224	7,873,174	5,579,640

Net income	25,572,543	26,635,796	24,637,366

Noninsurance
Pretax operating income	2,092,745	2,036,650	5,979,657
Income tax expense (benefit)	2,131,635	(101,934)	1,948,680

Operating income (loss), net of tax	(38,890)	2,138,584	4,030,977
Realized investment (losses), net of tax	(23,585)	(149,622)	(22,214)

Net income (loss)	(62,475)	1,988,962	4,008,763

Corporate and Eliminations
Pretax operating (loss)	(6,451,935)	(4,730,579)	(1,023,169)
Income tax expense	340,251	6,745	780,093

Operating (loss), net of tax	(6,792,186)	(4,737,324)	(1,803,262)
Realized investment (losses), net of tax	—	(12,526)	—

Net (loss)	(6,792,186)	(4,749,850)	(1,803,262)

Total net income	$99,033,753	$89,444,959	$78,468,948

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment assets and the segment asset reconciliation are as follows:

	December 31,
	2005	2004	2003
Segment Assets:
Property Casualty Insurance	$883,472,822	$826,528,861	$718,975,557
Life Insurance	1,172,546,200	1,095,896,131	1,013,682,716
Noninsurance	329,131,287	298,978,921	299,934,147
Corporate and Eliminations	(3,276,410)	1,259,633	(1,584,894)

Total Assets	$2,381,873,899	$2,222,663,546	$2,031,007,526

Assets:
Allocated to segments	$3,402,821,045	$3,147,535,535	$2,858,440,010
Eliminations	(1,020,947,146)	(924,871,989)	(827,432,484)

Total assets	$2,381,873,899	$2,222,663,546	$2,031,007,526

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Premiums—Property Casualty Insurance	$556,438,727	$485,534,231	$454,453,266
Premiums—Life Insurance	41,134,144	37,134,465	33,628,724
Policy charges—Life Insurance	35,499,178	34,089,930	32,543,328
Net investment income	94,931,739	89,361,003	83,096,319
Net realized investment gains	6,050,873	7,048,654	6,263,619
Other income	22,849,897	8,123,307	9,831,374

Total revenues	$756,904,558	$661,291,590	$619,816,630

Income before income taxes:
Underwriting profit	$47,308,181	$27,156,195	$16,841,796
Other income	22,849,897	8,123,307	9,831,374
Other expense	(33,278,956)	(11,059,712)	(9,436,291)
Net investment income	94,931,739	89,361,003	83,096,319
Net realized investment gains	6,050,873	7,048,654	6,263,619

Income before income taxes	$137,861,734	$120,629,447	$106,596,817

Income taxes:
Allocated to segments	$36,710,175	$28,717,459	$25,935,601
Allocated to realized gains	2,117,806	2,467,029	2,192,268

Total income tax	$38,827,981	$31,184,488	$28,127,869

15. ACCOUNTING FOR STOCK-BASED COMPENSATION

On October 25, 1993, the Company established a Stock Incentive Plan (the “1993 Plan”), pursuant to which a maximum aggregate of 4,000,000 shares of common stock were reserved for grant

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to key personnel. On April 26, 2001, the 1993 Plan was amended to increase the maximum aggregate number of shares available for grant to 6,400,000 shares. Consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the intrinsic value based method to account for stock options issued under the 1993 Plan and provides pro forma disclosures as if the fair value based method had been applied (refer to Note 1—Summary of Significant Accounting Policies).

On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the “2005 Plan”). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. The Company accounts for the 2005 Plan under SFAS No. 123 using the recognition and measurement principles of the fair value method.

Stock Options

Under the 1993 and 2005 Plans, options ratably become exercisable annually over three years and expire ten years from the date of the award. Summarized information for stock option grants is as follows:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,029,470	$10.90	2,782,605	$9.54	2,790,838	$8.67
Add (deduct):
Granted	429,000	$14.44	781,000	$13.25	433,000	$11.65
Exercised	(344,516)	$(9.16)	(503,836)	$(6.94)	(396,833)	$(6.15)
Forfeited/Expired	(5,300)	$(13.25)	(30,299)	$(12.25)	(44,400)	$(5.88)

Outstanding, end of year	3,108,654	$11.58	3,029,470	$10.90	2,782,605	$9.54

Exercisable, end of year	2,027,410	$10.55	1,836,062	$9.57	1,940,621	$8.44

The weighted-average grant-date fair value of options granted for the year was $6.09 in 2005, $5.69 in 2004 and $4.96 in 2003.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 5.85 - $ 9.41	1,154,588	3.58	$8.66	1,154,588	$8.66
$11.65 - $13.25	1,165,066	7.80	$12.70	512,822	$12.43
$13.93 - $16.36	789,000	7.82	$14.21	360,000	$13.93

$ 5.85 - $16.36	3,108,654	6.24	$11.58	2,027,410	$10.55

The Company uses the intrinsic value based method to determine the value of options granted under the 1993 Plan. Under the intrinsic value based method, if options are granted at the market value of the common stock on the grant date, no compensation cost is recognized. The Company uses the fair value method to determine the value of options granted under the 2005 plan. The fair value method measures options at fair value on the grant date using an option-pricing model and compensation cost is recognized. Compensation cost for options with graded vesting is recognized using the straight-line method over the three year vesting period. The Company recognized compensation cost related to options of $234,542 in 2005, $146,888 in 2004 and $167,510 in 2003. Current and prior year expense includes costs related to dividend equivalents on options granted in prior years.

Restricted Shares

Beginning in 2005, the Company awarded two types of service-based nonvested restricted shares to certain officers: restricted shares and career shares. Restricted shares vest and are issuable on the third anniversary after the date of grant. Prior to issuance, the Company will vote the shares and dividends paid will be credited as additional shares of restricted stock that vest along with the original grant. Career shares are awards of restricted stock to certain officers based on specified target levels of ownership of Company common stock by those officers. These shares vest on the third anniversary after the date of grant, but are not negotiable by the recipients until the recipients terminate employment with the Company. The Company will vote these shares until they are issued to the recipients and dividends paid will be credited as additional shares of restricted stock and held by the Company until such shares are issued.

Summarized information for nonvested restricted shares awards is as follows:

	2005
	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding, beginning of year	—	$—
Add (deduct):
Granted	77,765	15.95
Vested	—	—
Forfeited	—	—

Outstanding, end of year	77,765	$15.95

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested restricted shares are measured at fair value on the date of grant. Compensation cost for restricted share awards with cliff vesting is recognized using the straight-line method over the three-year vesting period. Total compensation cost related to nonvested shares was $282,812 in 2005. Based on the Management and Operating Agreement (Refer to Note 3—Related Party Transactions), the Company’s share of compensation cost related to restricted shares was $181,275 in 2005.

Pro forma Information

The Company discloses the pro forma effect on net income and earnings per share in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in Note 1, Summary of Significant Accounting Policies.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted-average (or range) assumptions:

	2005	2004	2003
Risk-free interest rate	4.38%	4.04%	3.95%
Expected life (in years)	7.5	7.5	7.5
Expected volatility	46%	47%	49%
Expected dividend yield	2.4%	2.4%	2.7%

•	Risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury note yield rate in effect on the date of the grant.

•	Expected life of the stock options granted is derived from historical analysis and represents the period of time that share options are expected to be outstanding.

•	Expected volatility is based on historical volatility of the Company’s shares.

•	Expected dividend yield is the expected dividend to be paid on the underlying share.

As discussed in Note 19—Financial Accounting Developments, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R in December 2004, which changed the accounting for stock-based compensation, requiring companies to expense stock options and other equity awards based on their grant-date fair values.

16. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill related to the purchase of Vision in the amount of $13.9 million and other intangible assets in the amount of $9.1 million. Vision is reported in the noninsurance segment. Refer to Note 17—Business Combinations and Divestitures for further discussions regarding the business combination.

Goodwill

The Company’s tests of its goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no writedowns for the year ended December 31, 2005.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Other intangible assets are classified into three categories:

•	“Agent Relationships” intangible asset represents on-going contractual relationships between existing agents at acquisition date and the managing general agent.

•	“Information Technology” intangible asset is software enhancements.

•	“Restrictive Covenants” intangible asset is a covenant not to compete for one Vision executive.

As of December 31, 2005, other intangible assets by asset class are as follows:

	Agent Relationships	Information Technology	Restrictive Covenants	Total
Gross carrying amount	$7,588,000	$400,000	$1,120,000	$9,108,000
Accumulated amortization	(379,400)	(80,000)	(224,000)	(683,400)

Net carrying amount	$7,208,600	$320,000	$896,000	$8,424,600

The cost of other intangible assets is being amortized over a range of 5 to 20 years, with a weighted average original life of 17.5 years. Amortization expenses for 2005 were $683,400. Amortization expense for intangible assets is estimated to be $683,400 in 2006, $683,400 in 2007, $683,400 in 2008, $683,400 in 2009 and $379,400 in 2010.

17. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On January 3, 2005, the Company completed the acquisition of Vision, a managing general agency, by acquiring all of the member’s equity of Vision for a total purchase price of $24.6 million. Vision’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company has deemed this acquisition to be immaterial to its overall financial position.

The aggregate purchase price of $24.6 million consisted of $15.3 million in cash, 325,035 non-registered shares of common stock of the Company valued at $5 million, and contingent consideration of $4.3 million.

Vision is a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. The company is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

The Company views this acquisition as an opportunity to expand its personal lines business in new markets through Vision’s independent agent force. An insurance subsidiary, AVIC, was formed through which Vision will write its nonstandard automobile business. Vision operates in Texas, Missouri, Indiana, Ohio, Virginia, Tennessee, Arkansas, Kentucky, and Florida.

The Company has agreed to pay additional consideration in future periods, based upon the attainment of defined operating objectives by the acquired entity. At December 31, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the four years ending December 31, 2009, is $11.2 million. The probable or expected contingency payout is recorded at $4.3 million and is included in other liabilities in the consolidated balance sheet.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2005, the Company amended the LLC Interest Purchase Agreement dated August 2004. The amendment changed the earnout target provisions for the four years beginning January 1, 2006 and ending December 31, 2009.

Internal funds, short-term borrowings, and common stock financed the acquisition.

Divestitures

On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry. The Company’s commercial leasing division operated under the name OFC Capital. OFC Capital’s results of operations have been included in the consolidated financial statements in the Noninsurance segment through divestiture. This transaction was subject to certain regulatory approvals, including from the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which were received during the fourth quarter of 2005.

The Company reported these net assets as held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets since the fourth quarter of 2004. No gain or loss has been recognized and no amounts of revenue and pretax profit or loss have been reported in discontinued operations during 2004 and 2005 due to the Company’s significant continuing involvement through its equity-method investment in MidCountry.

Beginning in 2006, OFC Servicing Corporation will service the Company’s retained commercial lease portfolio. The commercial leasing activities will continue to be reported in the Noninsurance segment.

18. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the years ended December 31, 2005 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
Business combinations:
Treasury stock issued	$5,000,000	$—	$—
Contingent consideration	$4,348,088	$—	$—
Divestitures:
Note receivable issued	$55,543,362	$—	$—
Assets sold, net of liabilities	$56,795,882	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$11,607,146	$6,859,095	$6,647,905
Income Taxes	$34,599,295	$32,093,395	$27,003,866

19. FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation. SFAS 123(R) supersedes

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the income statement based on fair value at grant date. Pro forma disclosure will no longer be an alternative.

SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS 123(R). Under the SEC’s new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirement using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will impact the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will share compensation cost with Mutual based on the Management and Operating Agreement (refer to Note 3—Related Party Transactions). The total impact of SFAS 123(R) on 2006 results of operations for Alfa is expected to be $2.5 million, with $1.6 million allocated to the Company, based on historical levels of activity.

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

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2005, the FASB issued a final FASB Staff Position (FSP) EITF 03-1-a (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. This staff position has not had a significant impact on the Company’s financial position or results of operations.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance was effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. During the fourth quarter of 2005, two limited partnerships in which the Company’s life subsidiary has been a general partner with one percent ownership interests were modified to become general partnerships. Consequently, the Company expects EITF Issue No. 04-5 to continue to have no significant impact on the Company’s financial position and results of operations.

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

In August 2005, the FASB issued FSP Financial Accounting Standard (FAS) 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This staff position defers the requirement under SFAS No. 123(R) that a freestanding financial instrument become subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company does not anticipate that this staff position will have a significant impact on its financial position or results of operations at the time SFAS No. 123(R) is adopted.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2005, the FASB also issued three other staff positions applicable at the time the Company adopts SFAS No. 123(R). They are FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R); FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards; and FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The Company does not anticipate that these staff positions will have a significant impact on its financial position or results of operations at the time SFAS No. 123(R) is adopted.

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

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and has determined that the adoption of the FSP on January 1, 2006 will not have a significant impact on the Company’s financial position or results of operations.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2005	2004	2005	2004	2005	2004	2005	2004
Premiums and policy charges	$153,201,406	$137,966,592	$156,075,549	$138,027,894	$160,887,004	$139,956,442	$162,908,091	$140,807,698
Underwriting profit	$5,028,462	$12,624,955	$18,727,468	$3,940,261	$12,444,877	$4,555,049	$11,107,372	$6,035,928
Net investment income	$22,980,327	$21,903,138	$22,914,262	$22,542,826	$24,615,504	$22,442,254	$24,421,647	$22,472,784
Net income	$21,570,344	$25,476,887	$28,555,160	$20,566,131	$25,102,903	$20,720,247	$23,805,346	$22,681,694

Average shares outstanding
—Basic	80,165,952	80,097,071	80,082,617	80,039,000	80,099,751	79,938,616	80,215,641	79,829,520
—Diluted	80,680,958	80,652,201	80,538,612	80,531,351	80,702,154	80,397,352	80,904,931	80,356,539
Net income per share*
—Basic	$0.27	$0.32	$0.36	$0.26	$0.31	$0.26	$0.30	$0.28
—Diluted	$0.27	$0.32	$0.35	$0.26	$0.31	$0.26	$0.29	$0.28

*	The sum of the quarters may not equal annual amounts due to the rounding effects on a quarterly basis.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. SUBSEQUENT EVENTS

Effective January 1, 2006, the Pooling Agreement was amended to remove Specialty from the coinsurance allocation and update the limits and participation levels. The Company’s lower catastrophe pool limit increased $3.3 million to $21.2 million and the upper catastrophe pool limit increased $81.8 million to $525.5 million (refer to Note 2—Pooling Agreement).

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

Based on their evaluation of the effectiveness of Alfa Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of Alfa Corporation have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by Alfa Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

For information with respect to the Directors of the Company, refer to “Election of Directors” in the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006, which is incorporated herein by reference.

Executive Officers of the Company:

The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person’s principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name	Age	Position	Since
Jerry A. Newby	58	Chairman of the Board and President; President of its subsidiaries and associated companies; President Alabama Farmers Federation, and farmer	1998

C. Lee Ellis	54	Executive Vice President, Operations and Treasurer of Alfa Corporation and its subsidiaries	1999

Charles W. Hawkins	68	Executive Vice President, Marketing; Retired effective March 1, 2006	2000

Stephen G. Rutledge	47	Senior Vice President, CFO and Chief Investment Officer	2000

Al Scott	50	Senior Vice President, Secretary and General Counsel	1997

James R. Azar	69	Senior Vice President, Audit Services and Risk/Compliance	1979

Thomas E. Bryant	59	Senior Vice President, Human Resources; Prior to 2001, Vice President, Human Resources, American General Life & Accident Insurance Company	2001

Wyman Cabaniss	54	Senior Vice President, Underwriting	1998

Bill Harper, Jr.	61	Senior Vice President, Life Operations of Alfa Life Insurance Corporation, Vice President of Alfa Financial Corporation since 1978.	1986

John Jung	59	Senior Vice President, Chief Information Officer	1999

Jerry Johnson	50	Senior Vice President, Claims Prior to 2006, Manager, Regional Claims	2006

Ralph Forsythe	51	Vice President, Finance and Assistant CFO, Chief Accounting Officer; Prior to 2001, Chief Financial Officer, Haights Cross Communications, DBA The Coriolis Group	2001

The information set forth under the caption “Code of Ethics” in the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006 is incorporated herein by reference.

The Board of Directors has determined that B. Phil Richardson and Larry E. Newman qualify as independent financial experts on the Audit Committee within the meaning of Securities and Exchange Commission rules.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006, except for the Report of the Committee on Executive Compensation, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing on pages 3 through 10 of the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006, relating to the security ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information appearing on pages 5 through 21 of the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the caption “Fees” in the Proxy Statement for the annual meeting of stockholders to be held April 25, 2006 is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements.

    Included in Item 8 of this report

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3. Exhibits

Exhibit	(3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1987.

Exhibit	(10(a))	Asset Purchase Agreement

Exhibit	(10(b))	Amendment No. 1 to Asset Purchase Agreement

Exhibit	(10(c))	Amendment No. 2 to Asset Purchase Agreement

Exhibit	(10(d))	Amendment No. 3 to Asset Purchase Agreement

Exhibit	(10(e))	Amendment No. 4 to Asset Purchase Agreement

Exhibit	(10(f))	Amendment No. 3 to LLC Interest Purchase Agreement

Exhibit	(10(g))	Salary Adjustments for Named Executive Officers

Exhibit	(10(h))	Insurance Pooling Agreement Amended and Restated effective January 1, 2006

Exhibit	(10(i))	Form of Stock Option Agreement under the 2005 Amended and Restated Stock Incentive Plan

Exhibit	(11)	Statement of Computation of Per Share Earnings

Exhibit	(19(a))	The Alfa Corporation Employee Stock Purchase Plan is incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1993 and a subsequent amendment thereto is incorporated by referenced from the Company’s Form S-8 Registration Statement filed May 2, 2000.

Exhibit	(19(b))	The Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(g) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit	(19(c))	The Form of Restricted Stock Agreement under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(h) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit	(21)	Subsidiaries of the Registrant

Exhibit	(23)	Consent of Independent Registered Public Accounting Firm

Exhibit	(31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	(31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	(32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report on Financial Statement Schedules

of Independent Registered Public Accounting Firm

The Board of Directors

Alfa Corporation:

Under date of March 7, 2006, we reported on the consolidated balance sheets of Alfa Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period December 31, 2005, as contained in the 2005 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

KPMG LLP

Birmingham, Alabama

March 7, 2006

ALFA CORPORATION

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2005

Type Of Investment	Cost Or Amortized Cost	Fair Value	Amount At Which Shown In Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies	$182,312,654	$182,686,534	$182,686,534
States, municipalities and political subdivisions	380,733,250	397,903,518	397,903,518
Public utilities	22,119,709	24,362,842	24,362,842
All other corporate bonds	174,449,439	186,522,980	186,522,980
Mortgage-backed securities	633,277,156	626,294,599	626,289,351
Redeemable preferred stocks	2,019,200	2,031,200	2,031,200

Total fixed maturities	1,394,911,408	1,419,801,673	1,419,796,425

Equity securities:
Common stocks:
Public utilities	3,849,804	4,255,155	4,255,155
Banks, trusts and insurance companies	4,634,933	5,061,836	5,061,836
Industrial, miscellaneous and all other	82,410,321	90,948,812	90,948,812
Nonredeemable preferred stocks	5,772,983	6,754,301	6,754,301

Total equity securities	96,668,041	107,020,104	107,020,104

Policy loans	62,101,204	62,101,204	62,101,204

Collateral loans	124,667,449	130,283,798	124,667,449

Commercial leases	2,515,084	2,515,084	2,515,084

Other long-term investments	62,957,416	61,961,072	61,961,072

Short-term investments	84,861,880	84,861,880	84,861,880

Total investments	$1,828,682,482	$1,868,544,815	$1,862,923,218

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash	$54,322	$66,106
Short-term investments	2,678,952	567,355
Investment in subsidiaries*	846,482,975	764,129,907
Note receivable from subsidiaries*	205,580,984	215,874,984
Accounts receivable and other assets	1,193,835	693,718

Total assets	$1,055,991,068	$981,332,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$213,790,443	$204,303,206
Notes payable	81,600,000	81,600,000
Other liabilities	4,607,449	3,975,556

Total liabilities	299,997,892	289,878,762

Stockholders’ Equity:
Common stock, $1 par value, shares authorized—110,000,000; issued—83,783,024, outstanding—2005—80,300,018; 2004—79,849,467	83,783,024	83,783,024
Capital in excess of par value	21,171,462	10,961,782
Accumulated other comprehensive income	21,699,859	38,060,371
Retained earnings	667,535,056	599,609,509
Treasury stock, at cost (shares, 2005—3,483,006; 2004—3,933,557)	(38,196,225)	(40,961,378)

Total stockholders’ equity	755,993,176	691,453,308

Total liabilities and stockholders’ equity	$1,055,991,068	$981,332,070

*	Eliminates in consolidation

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Dividends from subsidiaries*	$49,569,000	$28,884,000	$26,777,219
Interest from subsidiaries*	8,228,522	5,358,335	4,479,580
Gross realized investment losses	—	(19,270)	—
Other interest	29,391	9,389	16,049

Total revenues	57,826,913	34,232,454	31,272,848
Expenses:
Interest expense	11,161,327	6,332,574	5,242,635
Other expenses	3,377,103	3,765,730	3,473,244

Income before equity in undistributed income of subsidiaries	43,288,483	24,134,150	22,556,969
Equity in undistributed income of subsidiaries	55,745,270	65,310,809	55,911,979

Net income	$99,033,753	$89,444,959	$78,468,948

*	Eliminates in consolidation

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$99,033,753	$89,444,959	$78,468,948
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(55,745,270)	(65,310,809)	(55,911,979)
Stock-based compensation	238,132	146,888	167,510
Gross realized investment losses	—	19,270	—
Change in other assets and accounts receivable	(220,896)	(241,673)	(38,853)
Change in other liabilities	232,630	583,902	1,852,511

Net cash provided by operating activities	43,538,349	24,642,537	24,538,137

Cash flows from investing activities:
Net change in note receivable for subsidiaries	10,294,000	(34,145,160)	(42,324,761)
Net change in short-term investments	(2,111,597)	(562,802)	2,554,037
Investment in subsidiaries	(15,000,000)	(8,417,500)	—
Net proceeds from sales of subsidiaries	—	8,055,609	—
Purchase of subsidiary	(15,233,564)	—	—
Dissolution of subsidiary	—	—	27,018

Net cash used in investing activities	(22,051,161)	(35,069,853)	(39,743,706)

Cash flows from financing activities:
Net change in commercial paper	9,487,237	39,859,437	31,020,844
Change in notes payable	—	7,000,000	—
Purchases of treasury stock	(2,960,751)	(12,152,909)	(3,684,667)
Proceeds from exercise of stock options	3,028,748	3,263,270	2,112,838
Proceeds from dividend reinvestment plan	—	—	10,795,812
Stockholder dividends paid	(31,054,206)	(27,528,081)	(25,122,932)

Net cash provided by financing activities	(21,498,972)	10,441,717	15,121,895

Net change in cash	(11,784)	14,401	(83,674)

Cash, beginning of year	66,106	51,705	135,379

Cash, end of year	$54,322	$66,106	$51,705

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,882,499	$6,171,845	$5,176,877
Income taxes	$34,108,000	$31,420,000	$26,712,900

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

For the years ended December 31, 2005, 2004 and 2003

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premium	Other Policy Claims And Benefits Payable	Premiums And Policy Charges	Net Investment Income	Benefits Claims, Losses And Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2005
Life Insurance	$171,107,909	$798,134,368	$—	$—	$76,633,322	$50,962,584	$73,205,061	$9,277,108	$10,627,008	$—
Property casualty insurance	33,933,193	160,092,101	220,456,047	—	556,438,727	40,199,673	358,548,315	100,652,027	41,366,561	588,380,331
Noninsurance and corporate	(787,183)	(452,215)	—	—	—	3,769,482	1,102,934	(1,205,665)	21,460,356	—

Total	$204,253,919	$957,774,254	$220,456,047	$—	$633,072,049	$94,931,739	$432,856,310	$108,723,470	$73,453,925	$588,380,331

2004
Life Insurance	$158,015,747	$736,144,271	$—	$—	$71,224,395	$49,128,633	$71,894,833	$8,023,565	$11,095,240	$—
Property casualty insurance	25,242,477	154,107,730	185,856,467	—	485,534,231	34,746,264	318,166,715	82,430,944	34,778,783	498,163,800
Noninsurance and corporate	—	—	—	—	—	5,486,106	—	—	10,398,131	—

Total	$183,258,224	$890,252,001	$185,856,467	$—	$556,758,626	$89,361,003	$390,061,548	$90,454,509	$56,272,154	$498,163,800

2003
Life Insurance	$146,174,862	$673,753,655	$—	$—	$66,172,052	$44,734,610	$63,054,252	$8,788,424	$9,551,547	$—
Property casualty insurance	23,457,958	144,723,003	170,292,775	—	454,453,266	28,503,408	301,545,207	77,687,018	39,996,956	467,061,728
Noninsurance and corporate	—	—	—	—	—	9,858,301	—	—	8,834,689	—

Total	$169,632,820	$818,476,658	$170,292,775	$—	$520,625,318	$83,096,319	$364,599,459	$86,475,442	$58,383,192	$467,061,728

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE IV—REINSURANCE

For years ended December 31, 2005, 2004 and 2003

	Gross Amount	Ceded to Other Companies		Amount Assumed from Other Companies		Net Amount	Percentage of Assumed From to Net
2005
Life insurance inforce	$21,209,234,285	$2,545,947,598		$0		$18,663,286,687	0%

Premiums and policy charges:
Life insurance	$81,402,232	$5,280,806		$0		$76,121,426	0%
Accident and health insurance	944,559	432,663		0		511,896	0%
Property and liability insurance	135,408,923	136,839,886	*	557,869,690	*	556,438,727	100%

	$217,755,714	$142,553,355		$557,869,690		$633,072,049	88%

2004
Life insurance inforce	$19,779,502,871	$2,447,827,354		$0		$17,331,675,517	0%
Premiums and policy charges:
Life insurance	$75,565,924	$4,905,705		$0		$70,660,219	0%
Accident and health insurance	1,032,011	467,835		0		564,176	0%
Property and liability insurance	96,556,107	98,928,825	*	487,906,949	*	485,534,231	100%

	$173,154,042	$104,302,365		$487,906,949		$556,758,626	88%

2003
Life insurance inforce	$18,262,748,893	$2,421,536,699		$0		$15,841,212,194	0%
Premiums and policy charges:
Life insurance	$71,475,302	$5,372,826		$0		$66,102,476	0%
Accident and health insurance	69,576	0		0		69,576	0%
Property and liability insurance	87,194,835	87,676,849	*	454,935,280	*	454,453,266	100%

	$158,739,713	$93,049,675		$454,935,280		$520,625,318	87%

*	These amounts are subject to the pooling agreement.

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at beginning of period	Additions		Deductions		Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
Loan Losses:
2005 Allowance for Loan Losses	$1,244,280	$495,905	$0	$333,314		$1,406,871
2004 Allowance for Loan Losses	$1,183,587	$524,820	$0	$464,127		$1,244,280
2003 Allowance for Loan Losses	$1,074,460	$473,444	$0	$364,317		$1,183,587

Lease Losses:
2005 Allowance for Lease Losses	$9,727,546	$1,415,578	$0	$3,059,366	[1]	$8,083,758
2004 Allowance for Lease Losses	$3,487,123	$6,419,333	$0	$178,910		$9,727,546
2003 Allowance for Lease Losses	$2,125,035	$1,847,930	$0	$485,842		$3,487,123

Bad Debts:
2005 Allowance for Doubtful Accounts	$0	$682,469	$0	$97,222		$585,247
2004 Allowance for Doubtful Accounts	$0	$0	$0	$0		$0
2003 Allowance for Doubtful Accounts	$0	$0	$0	$0		$0

[1]	Includes impact of sale of OFC Capital

See accompanying report on financial statement schedules of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFA CORPORATION

Dated: March 7, 2006	/s/ JERRY A. NEWBY
Jerry A. Newby, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY A. NEWBY (Jerry A. Newby)	Chairman of the Board Director and Principal Executive Officer	March 7, 2006

/s/ C. LEE ELLIS (C. Lee Ellis)	Executive Vice President, Operations Treasurer, Director (Principal Operations Officer)	March 7, 2006

/s/ STEPHEN G. RUTLEDGE (Stephen G. Rutledge)	Senior Vice President, CFO and Chief Investment Officer, (Principal Financial Officer)	March 7, 2006

/s/ HAL F. LEE (Hal F. Lee)	Director	March 7, 2006

/s/ JAKE HARPER, III (Jake Harper, III)	Director	March 7, 2006

/s/ STEVE DUNN (Steve Dunn)	Director	March 7, 2006

/s/ DEAN WYSNER (Dean Wysner)	Director	March 7, 2006

/s/ RUSSELL R. WIGGINS (Russell R. Wiggins)	Director	March 7, 2006

/s/ LARRY E. NEWMAN (Larry E. Newman)	Director	March 7, 2006

/s/ JOHN R. THOMAS (John R. Thomas)	Director	March 7, 2006

/s/ B. PHIL RICHARDSON (B. Phil Richardson)	Director	March 7, 2006

/s/ BOYD E. CHRISTENBERRY (Boyd E. Christenberry)	Director	March 7, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit (3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1987.

Exhibit (10(a))	Asset Purchase Agreement

Exhibit (10(b))	Amendment No. 1 to Asset Purchase Agreement

Exhibit (10(c))	Amendment No. 2 to Asset Purchase Agreement

Exhibit (10(d))	Amendment No. 3 to Asset Purchase Agreement

Exhibit (10(e))	Amendment No. 4 to Asset Purchase Agreement

Exhibit (10(f))	Amendment No. 3 to LLC Interest Purchase Agreement

Exhibit (10(g))	Salary Adjustments for Named Executive Officers

Exhibit (10(h))	Insurance Pooling Agreement Amended and Restated effective January 1, 2006

Exhibit (10(i))	Form of Stock Option Agreement under the 2005 Amended and Restated Stock Incentive Plan

Exhibit (11)	Statement of Computation of Per Share Earnings

Exhibit (19(a))	The Alfa Corporation Employee Stock Purchase Plan is incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1993 and a subsequent amendment thereto is incorporated by reference from the Company’s Form S-8 Registration Statement filed May 2, 2000.

Exhibit (19(b))	The Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(g) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit (19(c))	The Form of Restricted Stock Agreement under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(h) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002