Form 10-Q
period 2006-03-31
ALFA CORP
filed 2006-05-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(ZipCode)

(334) 288-3900

(Registrant’s Telephone Number including Area Code)

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

Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $1.00 par value per share	80,340,688 shares

ALFA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005 (1)
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $87,369 in 2006 and $93,578 in 2005)	$83,152	$88,330
Fixed Maturities Available for Sale, at fair value (amortized cost $1,437,847,139 in 2006 and $1,394,823,078 in 2005)	1,439,962,345	1,419,708,095
Equity Securities Available for Sale, at fair value (cost $99,985,591 in 2006 and $96,668,040 in 2005)	113,497,378	107,020,104
Policy Loans	63,473,011	62,101,204
Collateral Loans	127,461,200	124,667,449
Commercial Leases	2,048,221	2,515,084
Other Long-Term Investments	86,042,756	61,961,072
Other Long-Term Investments in Affiliates	136,552,712	138,457,224
Short-Term Investments	85,150,745	84,861,880

Total Investments	2,054,271,520	2,001,380,442
Cash	24,412,505	37,228,639
Accrued Investment Income	16,942,006	16,858,408
Accounts Receivable	85,195,001	72,622,465
Reinsurance Balances Receivable	5,623,630	6,648,204
Deferred Policy Acquisition Costs	215,449,330	204,253,919
Goodwill	13,924,306	13,924,306
Other Intangible Assets (net of accumulated amortization of $854,250 in 2006 and $683,400 in 2005)	8,253,750	8,424,600
Other Assets	23,132,176	20,478,836

Total Assets	$2,447,204,224	$2,381,819,819

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property Casualty Insurance	$164,818,022	$159,639,886
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	627,494,720	600,994,074
Policy Liabilities and Accruals - Life Insurance Other Products	197,547,240	197,140,294
Unearned Premiums	240,469,395	220,456,047
Dividends to Policyholders	11,576,381	11,662,085
Premium Deposit and Retirement Deposit Funds	5,395,129	5,741,071
Deferred Income Taxes	24,589,027	29,118,958
Other Liabilities	98,647,834	74,147,175
Due to Affiliates	16,949,199	22,249,975
Commercial Paper	205,174,150	213,790,443
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	23,688,417	20,887,635

Total Liabilities	1,686,349,514	1,625,827,643

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000	—	—
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,325,651 in 2006 and 80,284,018 in 2005	83,783,024	83,783,024
Capital in Excess of Par Value	24,128,855	21,171,462
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $11,561,438 in 2006 and $22,105,684 in 2005; unrealized gains (losses) on interest rate swap contract, net of tax, of $200,823 in 2006 and ($11,265) in 2005; unrealized (losses) on other long-term investments, net of tax, of ($617,351) in 2006 and ($394,560) in 2005)	11,144,910	21,699,859
Retained Earnings	679,641,843	667,535,056
Treasury Stock, at cost (shares, 3,457,373 in 2006 and 3,499,006 in 2005)	(37,843,922)	(38,197,225)

Total Stockholders’ Equity	760,854,710	755,992,176

Total Liabilities and Stockholders’ Equity	$2,447,204,224	$2,381,819,819

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from audited financial statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Premiums - Property Casualty Insurance	$147,415,932	$132,781,029
Premiums - Life Insurance	11,745,853	11,090,951
Policy Charges - Life Insurance	9,832,678	9,329,426
Net Investment Income	23,975,664	22,980,327
Realized Investment Gains	126,713	1,117,228
Other Income	7,369,745	7,089,077

Total Revenues	200,466,585	184,388,038

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	118,819,689	111,728,580
Dividends to Policyholders	1,115,000	1,077,474
Amortization of Deferred Policy Acquisition Costs	30,724,622	25,836,126
Other Operating Expenses	22,037,491	17,296,554

Total Benefits, Losses and Expenses	172,696,802	155,938,734

Income Before Provision for Income Taxes	27,769,783	28,449,304
Provision for Income Taxes	7,632,341	6,878,960

Net Income	$20,137,442	$21,570,344

Net Income Per Share
- Basic	$0.25	$0.27

- Diluted	$0.25	$0.27

Weighted Average Shares Outstanding
- Basic	80,301,335	80,165,952

- Diluted	81,122,521	80,680,958

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net Income	$20,137,442	$21,570,344
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(38,531,863)	(33,707,877)
Amortization of Deferred Policy Acquisition Costs	30,724,622	25,836,126
Depreciation and Amortization	965,447	1,163,963
Stock-based Compensation	1,980,956	108,872
Excess Tax Benefits from Stock-based Compensation	(98,222)	—
Provision for Deferred Taxes	1,153,505	1,345,595
Interest Credited on Policyholders’ Funds	6,894,075	6,912,270
Net Realized Investment Gains	(126,713)	(1,117,228)
(Earnings) in Equity-Method Investments	(1,591,652)	(2,531,089)
Other	(53,177)	2,229,887
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(83,598)	145,743
Accounts Receivable	(12,831,591)	(9,099,505)
Reinsurance Balances Receivable	1,024,574	2,036,202
Other Assets	(2,739,356)	(1,499,906)
Liability for Policy Reserves	9,632,022	(4,156,006)
Liability for Unearned Premiums	20,013,348	25,091,407
Amounts Held for Others	(431,646)	(129,119)
Other Liabilities	4,017,373	756,718
Due to/from Affiliates	(3,982,314)	(11,733,231)

Net Cash Provided by Operating Activities	36,073,232	23,223,166

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	5,144	8,410
Maturities and Redemptions of Fixed Maturities Available for Sale	65,215,447	83,500,171
Maturities and Redemptions of Other Investments	4,449,198	955,249
Sales of Fixed Maturities Available for Sale	75,225,349	49,655,126
Sales of Equity Securities	26,935,080	28,414,808
Sales of Other Investments	499,035	343,379
Distributions from Equity-Method Investments	—	1,505,045
Purchases of Fixed Maturities Available for Sale	(182,722,726)	(189,497,314)
Purchases of Equity Securities	(28,928,938)	(32,025,079)
Purchases of Other Investments	(14,737,737)	(16,686,778)
Origination of Consumer Loans Receivable	(19,634,283)	(16,257,187)
Principal Payments on Consumer Loans Receivable	16,774,735	14,129,357
Origination of Commercial Leases Receivable	—	(7,551,016)
Principal Payments on Commercial Leases Receivable	—	9,847,705
Net Change in Short-term Investments	(288,865)	26,465,584
Net Change in Receivable/Payable on Securities	5,977,668	900,953
Purchase of Subsidiary, Net of Cash Acquired	—	(12,488,566)

Net Cash Used in Investing Activities	(51,230,893)	(58,780,153)

Cash Flows From Financing Activities:
Change in Commercial Paper	(8,616,293)	19,576,789
Change in Notes Payable to Affiliates	2,800,782	—
Stockholder Dividends Paid	(8,030,655)	(7,028,945)
Proceeds from Exercise of Stock Options	409,994	411,064
Excess Tax Benefits from Stock-based Compensation	98,222	—
Deposits of Policyholders’ Funds	33,050,105	31,409,743
Withdrawal of Policyholders’ Funds	(17,370,628)	(14,076,229)

Net Cash Provided by Financing Activities	2,341,527	30,292,422

Net Change in Cash	(12,816,134)	(5,264,565)
Cash - Beginning of Period	37,228,639	20,052,493

Cash - End of Period	$24,412,505	$14,787,928

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2005) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state, and may change in the future. Currently the Company’s statutory net income and surplus are the same under the State of Alabama and NAIC accounting practices. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2005. The results of operations for the three-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Consolidation

The accompanying consolidated financial statements include, after intercompany eliminations, Alfa Corporation and its wholly-owned subsidiaries:

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

Affiliates

Alfa Corporation is affiliated with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under an affiliate agreement signed in August 2001.

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

2. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at March 31, 2006. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $486,000 and $381,000 for the first three months of 2006 and 2005, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 17 legal proceedings against the Company’s life subsidiary were in process at March 31, 2006. Of the 17 proceedings, seven were filed in 2004, five were filed in 2003, four were filed in 1999, and one was filed in 1996.

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

Commitments

Guarantees: The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1,000,000. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200,000. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire which agreed to guarantee, on behalf of Alfa Ventures II, LLC, the lesser of $25,000,000 or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supercedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $1,393,232. During 2004, the Company’s property casualty subsidiaries entered into a third agreement with Fire in which Fire agreed to guarantee, on behalf of EastChase Office, LLC, an amount of $3,180,077 to Sterling Bank. In the unlikely event of a guarantee call, the property casualty subsidiaries would be liable to reimburse Fire a maximum of $636,016.

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At March 31, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $38.3 million. These commitments are included in other liabilities in the consolidated balance sheet.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2006, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$42,537,635	$21,650,000	$20,887,635	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	2,229,248	200,000	636,016	—	1,393,232
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	269,900,451	231,441,973	9,091,735	21,500,503	7,866,240

Total commercial commitments	$314,704,334	$253,328,973	$30,615,386	$21,500,503	$9,259,472

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

Contractual Obligations: The Company has a limited number of contractual obligations in the form of long-term debt and leases. These leases have primarily been originated by its insurance subsidiaries and Vision. Operating leases supporting the corporate operations are the responsibility of Mutual, an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement. The Company’s contractual obligations at March 31, 2006 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,823,273	$1,228,363	$1,766,250	$828,660	$—
Capital lease obligations	114,454	98,846	15,608	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	23,688,417	23,688,417	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$97,626,144	$25,015,626	$1,781,858	$828,660	$70,000,000

3. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income for the three-month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net Income	$20,137,442	$21,570,344
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	(10,461,883)	(12,139,748)
Unrealized Gain on Interest Rate Swap Contract	212,088	788,720
Unrealized Gain (Loss) on Other Long-term Investments	(222,791)	116,984
Less: Reclassification Adjustment for Realized Investment Gains	82,363	726,198

Total Other Comprehensive (Loss)	(10,554,949)	(11,960,242)

Total Comprehensive Income	$9,582,493	$9,610,102

4. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Three Months Ended March 31,
	2006	2005
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$92,499,265	$81,454,426
Homeowner premiums	51,508,738	48,298,199
Other premiums	3,407,929	3,028,404

Total earned premiums	147,415,932	132,781,029
Net investment income	9,678,917	9,310,764
Other income	3,413,950	1,896,093
Realized investment gains (losses)	(1,059,918)	331,505

Total Property Casualty Insurance	159,448,881	144,319,391

Life Insurance
Premiums and policy charges
Universal life policy charges	5,392,053	5,081,980
Universal life policy charges - COLI	1,699,239	1,558,922
Interest sensitive life policy charges	2,741,386	2,688,524
Traditional life insurance premiums	11,254,839	10,574,199
Group life insurance premiums	491,014	516,752

Total premiums and policy charges	21,578,531	20,420,377
Net investment income	13,590,101	12,226,939
Realized investment gains	1,186,631	785,723

Total Life Insurance	36,355,263	33,433,039

Noninsurance
Net investment income
Equity interest in MidCountry Financial (net of expense)	514,319	823,110
Loan income (net of expense)	1,154,502	957,389
Other investment income	162,085	556,631

Total net investment income	1,830,906	2,337,130

Other income
Fee/commission income	10,810,244	6,375,025
Other income	344,688	439,818

Total other income	11,154,932	6,814,843

Realized investment gains (losses)	—	—

Total Noninsurance	12,985,838	9,151,973

Corporate and Eliminations
Net investment income (loss)	(1,124,260)	(894,506)
Other income (loss)	(7,199,137)	(1,621,859)
Realized investment gains (losses)	—	—

Total Corporate and Eliminations	(8,323,397)	(2,516,365)

Total revenues	$200,466,585	$184,388,038

Segment profit or loss for the property casualty segment is measured by underwriting profits and losses as well as by operating income. Segment profit or loss for the life insurance segment, the noninsurance segment and the corporate segment is measured by operating income. Management believes operating income serves as a meaningful tool for assessing the profitability of the Company’s ongoing operations. Operating income, a non-GAAP financial measure, is defined by the Company as net income excluding net realized investment gains and losses, net of applicable taxes. Realized investment gains and losses are somewhat controllable by the Company through the timing of decisions to sell securities. Therefore, realized investment gains and losses are not indicative of future operating performance. Segment information for the previous period has been restated to reflect the change in composition of reportable operating segments.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three Months Ended March 31,
	2006	2005
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$6,903,388	$7,795,407
Net investment income	9,678,917	9,310,764
Other income	3,413,950	1,896,093

Pretax operating income	19,996,255	19,002,264
Income tax expense	5,133,850	3,503,454

Operating income, net of tax	14,862,405	15,498,810
Realized investment gains (losses), net of tax	(688,947)	215,478

Net income	14,173,458	15,714,288

Life Insurance
Pretax operating income	7,113,633	7,722,260
Income tax expense	2,234,472	2,610,293

Operating income, net of tax	4,879,161	5,111,967
Realized investment gains, net of tax	771,310	510,720

Net income	5,650,471	5,622,687

Noninsurance
Pretax operating income	1,589,928	1,256,243
Income tax expense	589,379	374,181

Operating income, net of tax	1,000,549	882,062
Realized investment gains (losses), net of tax	—	—

Net income	1,000,549	882,062

Corporate and Eliminations
Pretax operating (loss)	(1,056,746)	(648,693)
Income tax (benefit)	(369,710)	—

Operating (loss), net of tax	(687,036)	(648,693)
Realized investment gains (losses), net of tax	—	—

Net (loss)	(687,036)	(648,693)

Total net income	$20,137,442	$21,570,344

Segment assets and the segment asset reconciliation are as follows:

	March 31, 2006	December 31, 2005
Segment Assets:
Property Casualty Insurance	$920,650,663	$883,472,822
Life Insurance	1,205,246,239	1,172,492,120
Noninsurance	323,236,196	329,131,287
Corporate and Eliminations	(1,928,874)	(3,276,410)

Total Assets	$2,447,204,224	$2,381,819,819

Assets:
Allocated to segments	$3,496,763,802	$3,402,766,965
Eliminations	(1,049,559,578)	(1,020,947,146)

Total assets	$2,447,204,224	$2,381,819,819

The following summary reconciles significant segment items to the Company’s consolidated condensed financial statements:

	Three Months Ended March 31,
	2006	2005
Revenues:
Premiums - Property Casualty Insurance	$147,415,932	$132,781,029
Premiums - Life Insurance	11,745,853	11,090,951
Policy charges - Life Insurance	9,832,678	9,329,426
Net investment income	23,975,664	22,980,327
Net realized investment gains	126,713	1,117,228
Other income	7,369,745	7,089,077

Total revenues	$200,466,585	$184,388,038

Income before income taxes:
Underwriting profit	$426,920	$3,290,730
Other income	7,369,745	7,089,077
Other expense	(4,129,259)	(6,028,058)
Net investment income	23,975,664	22,980,327
Net realized investment gains	126,713	1,117,228

Income before income taxes	$27,769,783	$28,449,304

Income taxes:
Allocated to segments	$7,587,991	$6,487,930
Allocated to realized investment gains	44,350	391,030

Total income tax	$7,632,341	$6,878,960

5. STOCK-BASED COMPENSATION

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. At March 31, 2006, 3,203,763 shares were available for grant.

It is the Company’s policy to issue treasury shares upon exercise of options or release of awards. The Company currently has a stock repurchase program to repurchase its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At March 31, 2006, 3,441,373 treasury shares were available for issuance.

Adoption of New Standard

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company determined the fair value of these awards using the Black-Scholes-Merton option pricing model. Under SFAS No. 123(R), an estimate is made for the number of awards that are expected to vest. This forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation costs that will be ultimately recognized. In addition, the non-substantive vesting period approach is used for attributing stock compensation to individual periods for awards to retirement eligible employees, which requires recognition of compensation expense immediately for such grants or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense to be recognized; however, the effect on the amount the Company recorded in the three months ended March 31, 2006 was approximately $785,000. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Prior to adoption and consistent with the provisions of SFAS No. 123, the Company used the intrinsic value based method to account for stock options issued under the 1993 Plan and provided pro forma disclosures as if the fair value based method had been applied. The Company accounted for the 2005 Plan under SFAS No. 123 using the recognition and measurement principles of the fair value method.

Share-based Compensation Expense

As a result of adopting the standard, Alfa’s total share-based compensation for the three months ended March 31, 2006 was $2,794,533, of which $2,121,215 related to stock options and $673,318 related to restricted stock awards. For the three months ended March 31, 2005, total share-based compensation was $108,872, principally related to dividend equivalents on options granted in prior years and tax benefits of $38,105.

Based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K), the Company’s share of compensation expense during the three months ended March 31, 2006 related to stock options was $950,914, restricted share awards was $248,010 and tax benefits of $419,623. Compensation cost for share-based payment arrangements reduced the Company’s net earnings by $779,301 and diluted earnings per share by approximately $0.01 for the first quarter of 2006.

The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements was $96,222 for the three months ended March 31, 2006. This reduced cash flows from operating activities and increased cash flows for financing activities compared to amounts that would have been reported if the standard had not been adopted.

The following table shows total share-based compensation expense included in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31,
	2006	2005
Net Investment Income	$9,388	$—
Benefits, Claims, Losses and Settlement Expenses	38,989	—
Other Operating Expenses	1,932,579	108,872
Less: Deferred Policy Acquisition Costs	(1,088,120)	—
Add: Amortization of Deferred Policy Acquisition Costs	306,088	—

	1,198,924	108,872
Income tax benefits	(419,623)	(38,105)

Total share-based compensation expense	$779,301	$70,767

Pro forma Compensation Expense

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of share-based employee compensation.

Three Months Ended March 31, 2005
Net income, as reported	$21,570,344
Add: Total share-based compensation expense included in reported net income, net of tax effect	70,767
Less: Total share-based compensation expense determined under fair value based method for all awards, net of tax effect	(515,970)

Pro forma net income	$21,125,141

Earnings per share, as reported
- Basic	$0.27
- Diluted	$0.27
Pro forma earnings per share
- Basic	$0.26
- Diluted	$0.26

Stock Options

Under the 1993 and 2005 Plans, options ratably become exercisable annually over three years and expire ten years from the date of the award. Compensation cost for options with graded vesting is recognized using the straight-line method over the three year vesting period for non-retirement eligible employees. Compensation cost for options is recognized immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved.

Summarized information for stock option grants for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,108,654	$11.58
Add (deduct):
Granted	445,000	$16.12
Exercised	(42,399)	$(9.91)
Forfeited	(3,265)	$(13.25)
Expired	(502)	$(13.25)

Outstanding, March 31, 2006	3,507,488	$12.17	6.35	$17,419,749

Exercisable, March 31, 2006	2,561,865	$11.16	5.33	$15,329,675

The weighted-average grant-date fair value of equity options granted during the three months ended March 31, 2006 and 2005 was $5.97 and $6.09, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $277,872 and $397,877, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 (for outstanding options), less the applicable exercise price. Cash received from option exercises totaled $409,994 and $411,064 during the three months ended March 31, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the same periods was $277,872 and $363,077, respectively.

At March 31, 2006, there was $3,794,308 of unrecognized compensation expense related to nonvested stock options granted that are expected to be charged to expense over a weighted-average period of 1.24 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 5.85 - $ 11.65	1,516,388	4.24	$9.42	1,516,388	$9.42
$ 13.25 - $ 14.43	1,544,100	7.40	$13.73	1,045,477	$13.67
$ 16.08 - $ 16.54	447,000	9.92	$16.12	—	$—

$ 5.85 - $ 16.54	3,507,488	6.35	$12.17	2,561,865	$11.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions and range of assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.57% - 4.73%	4.38%
Expected life (in years)	7.5	7.5
Expected volatility	38% - 39%	46%
Expected dividend yield	2.5% - 2.4%	2.4%

•	Risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury note yield rate in effect on the date of the grant with a maturity approximating the expected term.

•	Expected life or term of the stock options granted is derived from historical analysis and represents the period of time that share options are expected to be outstanding.

•	Expected volatility is based on historical volatility of the Company’s shares over a period equal to the expected life of each option grant.

•	Expected dividend yield is the expected dividend to be paid on the underlying share.

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

Summarized information for nonvested restricted shares awards for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2006	77,765	$14.61
Add (deduct):
Granted	71,472	$16.13
Vested	(12,271)	$14.63
Forfeited	—	$—

Outstanding, March 31, 2006	136,966	$15.40

Nonvested restricted shares are measured at fair value on the date of grant. Compensation cost for restricted share awards with cliff vesting is recognized using the straight-line method over the three-year vesting period for non-retirement eligible employees. Compensation cost for restricted share awards is recognized immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved.

The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $198,797 and $0, respectively.

At March 31, 2006, there was $1,037,007 of unrecognized compensation expense related to restricted shares awards that are expected to be charged to expense over a weighted-average period of 1.79 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

6. OTHER LONG-TERM INVESTMENTS AND OTHER LONG-TERM INVESTMENTS IN AFFILIATES

Included in the Company’s “Other Long-term Investments” and “Other Long-Term Investments in Affiliates” are investments in partnerships of $72,227,930 and $22,539,650 at March 31, 2006, respectively. At December 31, 2005, investments in partnerships included in these categories were $48,044,290 and $21,583,991, respectively.

7. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Business combinations:
Treasury stock issued	$—	$5,000,000
Contingent consideration	$—	$4,348,088
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,669,343	$2,309,798
Income Taxes	$23,145	$351,630

8. FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the income statement based on fair value at grant date. Pro forma disclosure is no longer an alternative.

SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued a release that amends the compliance dates for SFAS 123(R). The Company began applying SFAS 123(R) as of January 1, 2006.

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

The Company has adopted SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company previously accounted for share-based payments to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method has impacted the Company’s results of operations, although it has and will continue to have no impact on the Company’s overall financial position. The Company shares compensation cost with Mutual based on the Management and Operating Agreement (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K). For more information on the impact of this statement, refer to Note 5 – Stock-Based Compensation in Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the

Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance was effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue was effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. During the fourth quarter of 2005, two limited partnerships in which the Company’s life subsidiary has been a general partner with one percent ownership interests were modified to become general partnerships. Consequently, the Company expects EITF Issue No. 04-5 to continue to have no significant impact on the Company’s financial position and results of operations.

In addition, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 in June 2005. The guidance in this FSP was effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP was effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and the application of either transition method as described in the FSP was permitted.

In August 2005, the FASB issued FSP Financial Accounting Standard (FAS) 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This staff position defers the requirement under SFAS No. 123(R) that a freestanding financial instrument become subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. This staff position has not had a significant impact on the Company’s financial position or results of operations since the adoption of SFAS No. 123(R).

During the fourth quarter of 2005, the FASB also issued three other staff positions applicable at the time the Company adopted SFAS No. 123(R). They were FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R); FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards; and FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. These staff positions have not had a significant impact on the Company’s financial position or results of operations since the adoption of SFAS No. 123(R).

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is currently assessing the impact this statement will have on its financial position or results of operations at the time of adoption.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140, which eliminates the exception from applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to interests on securitized financial assets so similar instruments are accounted for similarly regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcate. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations at the time it is adopted.

In addition, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140, in March 2006. This statement will require entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. SFAS No. 156 is effective for annual periods beginning after September 15, 2006. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations at the time it is adopted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Alfa Corporation and subsidiaries as of March 31, 2006, the related consolidated condensed statements of income for the three months ended March 31, 2006 and 2005, and the related consolidated condensed statements of cash flows for the three months ended March 31, 2006 and 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

As discussed in Note 5 to the consolidated condensed financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

KPMG LLP

Birmingham, Alabama

May 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of March 31, 2006, compared with December 31, 2005 and the results of operations for the three months ended March 31, 2006 and March 31, 2005. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements that are included in this Form 10-Q and the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the annual report to stockholders for the year ended December 31, 2005 on Form 10-K.

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

In the first quarter of 2006, property casualty insurance operations accounted for 79.6% of revenues and 70.4% of net income. Life insurance operations generated 18.1% of revenues and 28.0% of net income. Noninsurance operations, combined with corporate operations and eliminations, generated 2.3% of revenues and 1.6% of net income.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized as compensation expense based on fair value at date of grant. Prior to January 1, 2006, the Company accounted for stock options to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, recognized no compensation cost for employee stock options granted at market value on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective method, therefore no prior period results have been restated. The valuation model used to value stock options under SFAS No. 123(R) is the Black-Scholes-Merton model, which is the same valuation model that was used prior to January 1, 2006 for pro forma disclosures under SFAS No. 123. Under SFAS No. 123(R) an estimate must be made of the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation cost that will be ultimately recognized. In addition, the amount of compensation cost to be recognized is based on non-substantive vesting periods attributable to retirement eligible employees. Alfa’s total fair-value-based compensation expense associated with stock options that were not vested at January 1, 2006 was $3.6 million and the weighted average period over which this expense will be recognized is 0.74 years. The Company shares compensation cost with Alfa Mutual Insurance Company (Mutual) based on Alfa’s Management and Operating Agreement (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 59% of the Company’s liabilities are reported at March 31, 2006 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in the Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2005.

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

The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions related to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Organized by accident year and evaluation dates, historical data on paid losses, loss adjustment expenses, case reserves, earned premium, catastrophe losses and carried reserves is provided to the Company’s actuaries who apply standard actuarial techniques to estimate a range of reasonable reserves. The carried reserve is then compared to these estimates to determine whether it is reasonable and whether any adjustments need to be recorded. The Company’s appointed actuary conducts his own analysis and renders an opinion as to the adequacy of the reserves. Reserve estimates are closely monitored and are rolled forward quarterly using the most recent information on reported claims. Each quarter, after the rolled forward analysis has been completed, a meeting is held to discuss the actuarial data. Management evaluates reserve level estimates across various segments and adjustments are made as deemed necessary. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operating results. An increase in the ending reserve for incurred but not reported losses of 1% would have negatively impacted income before income taxes by $509,428 at March 31, 2006. Similarly, increases of 1% in the reserves for unpaid losses and loss adjustment expenses would have reduced pretax earnings by $894,440 and $244,312, respectively.

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

Reserves for Policyholder Benefits

Benefit reserves for traditional life products are determined according to the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The methodology used requires that the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums (that portion of the gross premium required to provide for all future benefits and expenses) be determined. Such determination uses assumptions, including provision for adverse deviation, for expected investment yields, mortality, terminations and maintenance expenses applicable at the time the insurance contracts are issued. These assumptions determine the level and the sufficiency of reserves. The Company annually tests the validity of these assumptions.

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

In accordance with the provisions of SFAS No. 60 and the AICPA Audit and Accounting Guide, credit insurance reserves are held as unearned premium reserves calculated using the “rule of 78” method. Reserves for supplementary contracts with life contingencies are determined using the 1971 Individual Annuity Mortality Table and interest rates that vary depending on date of issue. Likewise, reserves for accidental death benefits are determined predominately by using the 1959 Accidental Death Benefit Mortality Table and an interest rate of 3%. Reserves for disability benefits, both active and disabled lives, are calculated primarily from the 1952 Disability Study and a rate of 2.5%. A small portion of the Company’s disabled life reserves are calculated based on the 1970 Intercompany Group Disability Study and a rate of 3%.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $34 thousand were recorded in the first three months of 2006 on equity securities with no writedowns on fixed maturities. During the same period in 2005, writedowns of $142 thousand were recorded on fixed maturities with no writedowns on equity securities.

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred.

Life Insurance Products: Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premium	$147,416	$132,781	11%
Life insurance premiums and policy charges	21,579	20,420	6%

Total premiums and policy charges	$168,995	$153,201	10%

Net investment income	$23,976	$22,980	4%

Other income	$7,370	$7,089	4%

Total revenues	$200,467	$184,388	9%

Net income
Insurance operations
Property casualty insurance	$14,862	$15,499	(4)%
Life insurance	4,879	5,112	(5)%

Total insurance operations	$19,741	$20,611	(4)%
Noninsurance operations	1,001	882	13%
Realized investment gains, net of tax	82	726	(89)%
Corporate	(687)	(649)	6%

Net income	$20,137	$21,570	(7)%

Net income per share
- Basic	$0.25	$0.27	(7)%

- Diluted	$0.25	$0.27	(7)%

Weighted average shares outstanding
- Basic	80,301,335	80,165,952

- Diluted	81,122,521	80,680,958

Consolidated results of operations have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

Total premiums and policy charges increased $15.8 million, or 10% for the three months ended March 31, 2006. AVIC contributed $9.4 million of the $14.6 million increase in property casualty insurance premiums as a result of all nine states being active for the entire quarter. The new return of premium level term life product contributed $505 thousand of the $1.2 million increase in life insurance premiums and policy charges.

Net investment income increased $1.0 million, or 4%, for the three months ended March 31, 2006 due to increased interest income on fixed maturities, dividend income on equity securities and interest income on collateral loans offset by declines in partnership income and increased interest costs on commercial paper and notes payable. Positive cash flows resulted in an increase in invested assets of 3% in the three months since December 31, 2005.

Other income increased $281 thousand, or 4%, for the three months ended March 31, 2006 due to the increased production in AVIC.

Operating income for the property casualty subsidiaries decreased by $637 thousand, or 4%, for the three months ended March 31, 2006. AVIC and Virginia Mutual operating income increased $46 thousand as a result of the increased production in AVIC offset by an increase in the loss ratio of Virginia Mutual. AIC and AGI operating income decreased $683 thousand as a result of increases in the loss adjustment expense (LAE) ratio of 0.9% and the expense ratio of 3.3% offset by premium growth of 4.2% and a decline in the loss ratio of 4.7%.

Life insurance operating income decreased $233 thousand, or 5%, for the three months ended March 31, 2006 as a result of an increase in the mortality ratio to 99% of expected as of March 31, 2006, compared to 90% of expected for the comparable period in 2005, an increase of $1.0 million in operating expenses, offset by premiums and policy charges growth of 6%, and net investment income growth of 11%. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, in 2006, the Company experienced less favorable financial results when compared to 2005 due to the higher mortality ratio.

Noninsurance operating income increased $119 thousand, or 13%, for the three months ended March 31, 2006. Agency operations increased operating income by $567 thousand, loan operations decreased operating income by $244 thousand, commercial leasing operations decreased operating losses by $45 thousand and ABC decreased operating income by $249 thousand.

Corporate expenses increased by $38 thousand for the three months ended March 31, 2006. Current year results were impacted by increased costs on the Company’s short-term borrowings.

Realized investment gains, net of tax, declined $644 thousand, or 89%, as a result of lower gains on equity securities and increased losses on tax credit partnerships. On a pretax basis, writedowns declined from $142 thousand in the first three months of 2005 to $34 thousand in 2006.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI and AVIC, for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Earned premiums
Personal lines	$138,214	$124,112	11%
Commercial lines	4,289	4,185	2%
Reinsurance ceded	(853)	(845)	1%
Reinsurance assumed	5,766	5,329	8%

Total earned premiums	$147,416	$132,781	11%

Net underwriting income	$6,903	$7,796	(11)%

Loss ratio	62.3%	66.4%
LAE ratio	4.8%	3.4%
Expense ratio	28.1%	24.4%
GAAP basis combined ratio	95.2%	94.2%
Underwriting margin	4.8%	5.8%

Net investment income	$9,679	$9,311	4%

Other income and fees	$3,414	$1,896	80%

Pretax operating income	$19,996	$19,003	5%

Operating income, net of tax	$14,862	$15,499	(4)%

Realized investment gains (losses), net of tax	$(689)	$215	(420)%

Net income	$14,173	$15,714	(10)%

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

AVIC contributed $34.5 million of written premium and $16.5 million of earned premium to the pool for the first three months of 2006 compared to $11.8 million of written premium and $2.1 million of earned premium for the same period in 2005. Virginia Mutual, through the quota share agreement, contributed $6.8 million of written premium and $8.2 million of earned premium to the pool for the first three months of 2006 compared to $23.5 million of written premium for the same period in 2005, of which $16.9 million was related to unearned premium existing at December 31, 2004 with $6.6 million written during 2005. In addition, Virginia Mutual contributed $8.2 million of earned premium to the pool for the same period in 2005. The Company’s pooled share of AVIC and Virginia Mutual premium is reported as $10.3 million of personal lines earned premiums and $5.7 million of reinsurance assumed earned premiums in the table above for 2006 and $1.3 million of personal lines and $5.3 million of reinsurance assumed premiums for 2005.

The loss ratio for the three months ended March 31, 2006 related to AVIC business was 63.3% and Virginia Mutual was 46.8%, which represents 6.3% of the overall loss ratio of 62.3%. For the comparable period in 2005, the loss ratio for AVIC was 64.6% and Virginia Mutual was 37.9%, which represents 2.2% of the overall loss ratio of 66.4% Also included in the loss ratio are 6.7% of catastrophe losses for 2006 and 8.8% for 2005. Alfa had three events totaling $15.2 million in gross catastrophe losses through March 31, 2006 compared to four events totaling $31.5 million in gross catastrophe losses during the same period in 2005 due to the impact of tornadoes and other severe weather. Based upon the pooling agreement and the catastrophe protection program, the effect of claims from these events, on a pretax basis, was $9.9 million in 2006 compared to $11.6 million in 2005. On an after tax basis, underwriting results were impacted by $0.08 and $0.09 per share in 2006 and 2005, respectively. The amount for the first quarter of 2005 represented the maximum exposure for the Company in the first level of catastrophe protection whereas the maximum exposure for 2006 is $13.8 million. The non-storm loss ratio for AIC and AGI declined from 58.4% as of March 31, 2005 to 55.4% as of March 31, 2006. The overall non-storm loss ratio declined from 57.6% in 2005 to 55.6% in 2006. For additional information on the pooling agreement and catastrophe protection program, refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K.

The LAE ratio has been impacted by 0.8% in 2006 compared to 0.1% in 2005 by AVIC and Virginia Mutual. Technology costs have impacted the ratio by 0.2% in 2006.

The expense ratio has been impacted 3.0% by AVIC’s expense structure, 1.3% by Virginia Mutual, 0.6% with the adoption of SFAS No. 123(R) and 0.6% due to technology costs in 2006. For the same period in 2005, the expense ratio was impacted 0.6% by AVIC and 1.4% by Virginia Mutual.

The overall higher expense structures of AVIC and Virginia Mutual, along with the impact of SFAS 123(R) and technology costs has produced a lower underwriting margin of 4.8% in 2006, compared with 5.8% in 2005. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Other income and fees increased $1.4 million in 2006 due to the increased production of AVIC.

Net investment income increased only 4.0% for 2006, as a result of lower partnership income and a slight decline in interest income on fixed maturities.

Pretax operating income increased $994 thousand and operating income, net of tax, decreased $637 thousand as a result of the increase in the effective tax rate to 25.7% from 18.4%. The tax rate for 2005 was impacted by the Company’s release of a reserve for tax exposure items while 2006 was impacted by lower tax credits.

Realized investment losses, net of tax, for 2006 are the result of lower gains on equity securities and increased losses on tax credit partnerships. Also included in 2006 is the writedown of an equity security of $34 thousand on a pretax basis.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$5,392	$5,082	6%
Universal life policy charges - COLI	1,699	1,559	9%
Interest sensitive life policy charges	2,742	2,688	2%
Traditional life insurance premiums	11,255	10,574	6%
Group life insurance premiums	491	517	(5)%

Total premiums and policy charges	$21,579	$20,420	6%

Net investment income	$13,590	$12,227	11%

Benefits and expenses	$25,111	$22,451	12%

Amortization of deferred policy acquisition costs	$2,945	$2,474	19%

Pretax operating income	$7,113	$7,722	(8)%

Operating income, net of tax	$4,879	$5,112	(5)%

Realized investment gains, net of tax	$771	$511	51%

Net income	$5,650	$5,623	0%

Results of operations for this segment have been impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

Life’s premiums and policy charges increased $1.2 million, or 6%, for the three months ended March 31, 2006. The new return of premium level term life product contributed $505 thousand of the $1.2 million increase in life insurance premiums and policy charges. On a Statutory accounting basis, issued annualized new business premium increased by 47% to $5.9 million with a total volume of $1.1 billion of insurance being issued. The new product offerings contributed as follows: return of premium level term – 2,781 policies issued, $2.0 million of issued annualized new business premium and volume of $503 million of insurance issued; annuities – 31 policies issued and $700 thousand of issued annualized new business premium.

Total life insurance inforce as of March 31, 2006 increased $1.4 billion, with term insurance increasing $1.2 billion, or 12%. Annualized premiums for inforce business increased 6%, or $7.5 million, with term insurance increasing 14% or $4.2 million. The persistency ratio for life business was 91.4% at March 31, 2006, compared to 91.2% at December 31, 2005. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at March 31, 2006 and December 31, 2005 as a percentage of the annualized premium paid at March 31, 2006 and December 31, 2005, respectively.

The mortality ratio increased to 99% of expected in 2006 from 90% of expected in 2005. The result was an increase of $1.6 million in benefits and claims expense. Operating expenses have increased $1.0 million in 2006 with SFAS No. 123(R) adding $125 thousand, the new policy administration system adding $243 thousand and an increase in legal costs of $416 thousand, which was due to a reduction of $500 thousand in legal reserves in 2005. Amortization of deferred policy acquisition costs have increased as a result of growth in deferred costs related to new business production increases.

Invested assets increased 3% since December 31, 2005, while net investment income increased 11%. Interest income on fixed maturities represents 8% of the increase. Realized investment gains have increased as the result of no writedowns in 2006 compared to writedowns on fixed maturities of $142 thousand, on a pretax basis, in 2005.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. In addition, during 2005, Vision wrote a limited amount of homeowner business through other carriers as a general agency. Vision is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

Noninsurance operating income and net income increased $119 thousand, or 13%, in 2006 to $1.0 million, compared to $882 thousand in 2005. Included in operating expenses for this segment is $29 thousand of SFAS No. 123(R) expense.

Agency operations for the year produced an increase in net income of $567 thousand, with all of the increase attributable to increased production by Vision for AVIC.

Loan operations in Financial continue to grow with a 13% increase in the loan portfolio, an increase in the loan portfolio yield to 7.51% from 6.97%, and a delinquency ratio of only 1.12%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry decreased 38% for the year. MidCountry had a decline in interest income on loans and an increase in loan loss reserves while Financial’s internal capital costs increased. These components of Financial produced net income of $842 thousand for 2006 compared to $1.1 million in 2005.

Commercial lease operations in Financial produced a net loss of $469 thousand for 2006 as a result of servicing fee expense and legal expenses.

ABC had an operating loss of $21 thousand for 2006, compared to operating income of $228 thousand for 2005, as a result of increased benefit expenses.

CORPORATE

The following discussion relates to the Company’s corporate operations and intercompany profit eliminations between the Company and its subsidiaries.

Corporate expenses, including the impact of eliminations, increased $38 thousand in 2006 due primarily to an increase in borrowing costs and the reversal of elimination of profits generated by transactions between the property casualty segment and Vision from 2005. Unfavorable increases in short-term interest rates on the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by $419 thousand. The weighted average rate increased from 2.72% at March 31, 2005 to 4.68% at

March 31, 2006. Included in operating expenses for this segment is $41 thousand of SFAS No. 123(R) expense.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, invested assets and yields are presented below for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Increase (decrease) in cash flow from operations	55.3%	(32.0)%
Increase in invested assets since January 1, 2006 and 2005	2.6%	1.0%
Investment yield rate	5.6%	6.0%
Increase in net investment income	4.3%	4.9%

As a result of the overall positive cash flows from operations, invested assets grew 2.6% since December 31, 2005 while net investment income increased 4.3%. The increase in cash flow from operations in the first quarter of 2006 was due primarily to increases in policy liabilities. Property casualty underwriting income of $6.9 million in the first quarter of 2006 and $7.8 million in the first three months of 2005 positively impacted cash flow from operations. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. A net decrease in cash resulted from decreased borrowings primarily resulting from positive cash flows and payments received as consideration for receivables from affiliates. During the first quarter of 2006, the Company also increased its investment in fixed maturity securities by approximately $43.0 million. The Company’s increase in net investment income resulted primarily from earnings on fixed maturities, equity securities and short-term investments offset by increased borrowing costs, reduced income from an equity-method investment in MidCountry and lower partnership earnings.

The overall yield rate, calculated using amortized cost, declined in the first quarter of 2006 to 5.6%. The Company had net realized investment gains before income taxes of approximately $127 thousand in the first three months of 2006 compared to realized investment gains of approximately $1.1 million during the same period in 2005. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	33.4%	31.3%
Corporate bonds	21.2	23.5

Total taxable	54.6	54.8
Tax exempts	15.5	16.1

Total fixed maturities	70.1	70.9
Equity securities	5.5	5.4
Policy loans	3.1	3.1
Collateral loans	6.2	6.2
Commercial leases	0.1	0.1
Other long-term investments	4.2	3.1
Other long-term investments in affiliates	6.7	7.0
Short-term investments	4.1	4.2

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In the first quarter of 2006, the overall mix of investments shifted due to additional investments in partnerships yielding tax credits.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
AAA to A-	92.0%	90.8%
BBB+ to BBB-	6.3	7.3
BB+ and below (below investment grade)	1.7	1.9

	100.0%	100.0%

At March 31, 2006, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At March 31, 2006, approximately 47.6% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in Alfa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, the Company’s total portfolio of fixed maturities had gross unrealized gains of $27.1 million and gross unrealized losses of $25.0 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first three months of 2006, the Company sold approximately $75.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1,051,835 and gross realized losses of $582,498. During the same period in 2005, the Company sold approximately $49.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $3,249 and gross realized losses of $1,305,421.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At March 31, 2006, the Company had unrealized gains in such investments of $842 thousand compared to $134 thousand at December 31, 2005. The Company recognized a net gain of $420,030 on the disposal of high yield debt securities in the first three months of 2006. No such disposals occurred during the first quarter of 2005.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first quarter of 2006, the Company wrote down one equity security totaling $33,600 for which declines in value were deemed to be other than temporary. During the first three months of 2005, the Company wrote down one bond issue totaling $141,651 for which its decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either March 31, 2006 or December 31, 2005.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was reclassified to Assets Classified as Held for Sale at December 31, 2004 and subsequently sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At March 31, 2006, the delinquency ratio on the loan portfolio was 1.12%, or $1.5 million. Loans charged off in the first three months of 2006 totaled $134,497. At March 31, 2006, the Company maintained an allowance for loan losses of $1,456,193 or approximately 1.1% of the outstanding loan balance. In addition, at March 31, 2006, the Company maintained an allowance for lease losses of $1,060,566 or approximately 31.7% of the outstanding lease balance. No leases were charged off during the quarter. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity-method investments.

The Company periodically invests in affordable housing tax credit partnerships. At March 31, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $37.8 million. The Company’s carrying value of such investments was $67.2 million at March 31, 2006.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was approximately $514 thousand in the first quarter of 2006 compared to approximately $823 thousand for the same period in 2005.

INCOME TAXES

The effective tax rate in the first three months of 2006 was 27.5% compared to 28.2% for the full year 2005 and 24.2% for the first three months of 2005. The increase in the effective tax rate in the first quarter of 2006 from the same period in 2005 is due to a reduction in the first quarter of 2005 in the Company’s reserve for tax exposure items. The decrease from the 2005 full year effective rate is due to a 2005 year end adjustment for taxes relating to ABC. Based on information available at March 31, 2006, the Company currently anticipates the effective tax rate recorded in the financial statements for the three-month period ending March 31, 2006 to remain at 27.5% for all of 2006.

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

The Company’s contractual obligations at March 31, 2006 are summarized below:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$42,537,635	$21,650,000	$20,887,635	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	2,229,248	200,000	636,016	—	1,393,232
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	269,900,451	231,441,973	9,091,735	21,500,503	7,866,240

Total commercial commitments	$314,704,334	$253,328,973	$30,615,386	$21,500,503	$9,259,472

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2006, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,823,273	$1,228,363	$1,766,250	$828,660	$—
Capital lease obligations	114,454	98,846	15,608	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	23,688,417	23,688,417	—	—	—
Long-term debt	70,000,000	—	—	—	70,000,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$97,626,144	$25,015,626	$1,781,858	$828,660	$70,000,000

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

Net cash provided by operating activities for the first three months approximated $36 million and $23 million in the first three months of 2006 and 2005, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

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

Total borrowings decreased approximately $5.8 million in the first three months of 2006 to $298.9 million. The majority of the short-term debt is commercial paper issued by the Company. At March 31, 2006, the Company had approximately $205.2 million in commercial paper at rates ranging from 4.57% to 4.81% with maturities ranging from April 3, 2006 to April 25, 2006. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $23.7 million in short-term debt outstanding to affiliates at March 31, 2006 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During the first quarter of 2006, the Company granted 71,000 awards of restricted stock to certain officers and issued 445,000 nonqualified options under the 2005 Plan. At March 31, 2006, 3,203,763 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. No repurchases were made during the first quarter of 2006 (refer to Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q). At March 31, 2006, the total repurchased was 8,266,623 shares at a cost of $65,383,384. The Company has reissued 2,892,448 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $5.4 million and $4.5 million in the first quarters of 2006 and 2005, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in both periods. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At March 31, 2006, the total amount of cash that would be required to fund all amounts subject to surrender was approximately $674.0 million.

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

The Company’s management uses estimates in determining loss reserves for inclusion in its financial statements. Internal actuaries conduct periodic reviews to determine a range of reasonable loss reserves. In addition, the Company’s catastrophe protection program, which began November 1, 1996, was established to address the economics of catastrophe finance. This plan limits the Company’s exposure to catastrophes, which might otherwise deplete the Company’s surplus, through the sharing of catastrophe losses within the Alfa Group (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K). In addition, the Company supplements this plan with the purchases of reinsurance coverage from external reinsurers.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are determined to be uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At March 31, 2006, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at March 31, 2006. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the income statement based on fair value at grant date. Pro forma disclosure is no longer an alternative.

SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued a release that amends the compliance dates for SFAS 123(R). The Company began applying SFAS 123(R) as of January 1, 2006.

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

The Company has adopted SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company previously accounted for share-based payments to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method has impacted the Company’s results of operations, although it has and will continue to have no impact on the Company’s overall financial position. The Company shares compensation cost with Mutual based on the Management and Operating Agreement (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K). For more information on the impact of this statement, refer to Note 5 – Stock-Based Compensation in Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

In June 2005, the FASB ratified the consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This Issue affects accounting by general partners evaluating whether to consolidate limited partnerships. The EITF agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate. The presumption of general-partner control would be overcome only when the limited partners have either “kick-out rights” or “participating rights”. This guidance was effective after June 29, 2005 for all new limited partnerships formed and for existing limited partnership agreements for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in this Issue was effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005, and application of either one of two transition methods described in the Issue would be acceptable. During the fourth quarter of 2005, two limited partnerships in which the Company’s life subsidiary has been a general partner with one percent ownership interests were modified to become general partnerships. Consequently, the Company expects EITF Issue No. 04-5 to continue to have no significant impact on the Company’s financial position and results of operations.

In addition, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 in June 2005. The guidance in this FSP was effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP was effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and the application of either transition method as described in the FSP was permitted.

In August 2005, the FASB issued FSP Financial Accounting Standard (FAS) 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This staff position defers the requirement under SFAS No. 123(R) that a freestanding financial instrument become subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. This staff position has not had a significant impact on the Company’s financial position or results of operations since the adoption of SFAS No. 123(R).

During the fourth quarter of 2005, the FASB also issued three other staff positions applicable at the time the Company adopted SFAS No. 123(R). They were FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R); FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards; and FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. These staff positions have not had a significant impact on the Company’s financial position or results of operations since the adoption of SFAS No. 123(R).

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is currently assessing the impact this statement will have on its financial position or results of operations at the time of adoption.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140, which eliminates the exception from applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to interests on securitized financial assets so similar instruments are accounted for similarly regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcate. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations at the time it is adopted.

In addition, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140, in March 2006. This statement will require entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. SFAS No. 156 is effective for annual periods beginning after September 15, 2006. The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations at the time it is adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio is primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

For a more detailed discussion of legal proceedings of the Company, refer to Note 2—Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s annual report for 2005 on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2006 - January 31, 2006	—	$—	—	3,733,377
February 1, 2006 - February 28, 2006	—	$—	—	3,733,377
March 1, 2006 - March 31, 2006	—	$—	—	3,733,377

Total	—	$—	—

[1]	In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Post-Closing Adjustment Agreement

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Dated: May 8, 2006	/s/ Jerry A. Newby
Jerry A. Newby President (Chief Executive Officer)

Dated: May 8, 2006	/s/ Stephen G. Rutledge
Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Post-Closing Adjustment Agreement

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002