Form 10-Q
period 2006-06-30
ALFA CORP
filed 2006-08-09
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number: 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1.00 par value per share	80,314,585 shares

ALFA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005 (1)
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $82,106 in 2006 and $93,578 in 2005)	$78,525	$88,330
Fixed Maturities Available for Sale, at fair value (amortized cost $1,450,244,708 in 2006 and $1,394,823,078 in 2005)	1,434,502,184	1,419,708,095
Equity Securities Available for Sale, at fair value (cost $105,310,910 in 2006 and $96,668,040 in 2005)	110,639,970	107,020,104
Policy Loans	63,370,356	62,101,204
Collateral Loans	129,945,844	124,667,449
Commercial Leases	1,758,334	2,515,084
Other Long-Term Investments	86,157,287	61,961,072
Other Long-Term Investments in Affiliates	129,918,602	138,457,224
Short-Term Investments	85,512,290	84,861,880

Total Investments	2,041,883,392	2,001,380,442
Cash	31,296,647	37,228,639
Accrued Investment Income	17,362,196	16,858,408
Accounts Receivable	88,188,127	72,622,465
Reinsurance Balances Receivable	6,375,002	6,648,204
Deferred Policy Acquisition Costs	221,649,127	204,253,919
Goodwill	13,924,306	13,924,306
Other Intangible Assets (net of accumulated amortization of $1,025,100 in 2006 and $683,400 in 2005)	8,082,900	8,424,600
Other Assets	21,983,684	20,478,836

Total Assets	$2,450,745,381	$2,381,819,819

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property Casualty Insurance	$162,696,323	$159,639,886
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	631,593,992	600,994,074
Policy Liabilities and Accruals - Life Insurance Other Products	201,989,039	197,140,294
Unearned Premiums	244,001,163	220,456,047
Dividends to Policyholders	11,566,567	11,662,085
Premium Deposit and Retirement Deposit Funds	5,353,533	5,741,071
Deferred Income Taxes	14,781,872	29,118,958
Other Liabilities	82,503,896	74,147,175
Due to Affiliates	16,313,672	22,249,975
Commercial Paper	215,762,599	213,790,443
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	32,395,419	20,887,635

Total Liabilities	1,688,958,075	1,625,827,643

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000
Issued: None	—	—
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,273,355 in 2006 and 80,284,018 in 2005	83,783,024	83,783,024
Capital in Excess of Par Value	25,204,499	21,171,462
Accumulated Other Comprehensive Income (unrealized gains (losses) on securities available for sale, net of tax, of ($4,066,294) in 2006 and $22,105,684 in 2005; unrealized gains (losses) on interest rate swap contract, net of tax, of $308,116 in 2006 and ($11,265) in 2005; unrealized (losses) on other long-term investments, net of tax, of ($827,752) in 2006 and ($394,560) in 2005)	(4,585,930)	21,699,859
Retained Earnings	696,282,867	667,535,056
Treasury Stock, at cost (shares, 3,509,669 in 2006 and 3,499,006 in 2005)	(38,897,154)	(38,197,225)

Total Stockholders’ Equity	761,787,306	755,992,176

Total Liabilities and Stockholders’ Equity	$2,450,745,381	$2,381,819,819

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from audited financial statements included in the Company’s 2005 Form 10-K.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues
Premiums - Property Casualty Insurance	$298,250,971	$270,950,049	$150,835,039	$138,169,019
Premiums - Life Insurance	22,839,703	20,303,738	11,093,850	9,212,787
Policy Charges - Life Insurance	18,757,220	18,023,169	8,924,542	8,693,743
Net Investment Income	40,800,741	45,894,589	16,825,077	22,914,262
Realized Investment Gains	1,787,952	2,997,583	1,661,239	1,880,357
Other Income	13,404,208	11,935,287	6,034,463	4,846,210

Total Revenues	395,840,795	370,104,415	195,374,210	185,716,378

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	228,131,475	213,258,810	109,311,786	101,530,231
Dividends to Policyholders	2,085,958	2,021,825	970,959	944,351
Amortization of Deferred Policy Acquisition Costs	61,250,061	53,529,672	30,525,438	27,693,546
Other Operating Expenses	41,765,883	32,514,038	19,728,392	15,217,483

Total Benefits, Losses and Expenses	333,233,377	301,324,345	160,536,575	145,385,611

Income Before Provision for Income Taxes	62,607,418	68,780,070	34,837,635	40,330,767
Provision for Income Taxes	16,961,528	18,654,565	9,329,187	11,775,606

Net Income	$45,645,890	$50,125,505	$25,508,448	$28,555,161

Net Income Per Share
- Basic	$0.57	$0.63	$0.32	$0.36

- Diluted	$0.56	$0.62	$0.31	$0.35

Weighted Average Shares Outstanding
- Basic	80,315,256	80,124,054	80,325,375	80,082,617

- Diluted	81,131,983	80,609,351	81,179,210	80,538,612

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net Income	$45,645,890	$50,125,505
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(73,259,309)	(65,493,793)
Amortization of Deferred Policy Acquisition Costs	61,250,061	53,529,672
Depreciation and Amortization	3,605,953	2,642,358
Stock-Based Compensation	2,662,185	243,063
Excess Tax Benefits from Stock-Based Compensation	(136,924)	—
Provision for Deferred Taxes	(183,199)	873,782
Interest Credited on Policyholders’ Funds	14,130,577	14,094,323
Net Realized Investment Gains	(1,787,952)	(2,997,583)
(Earnings) losses in Equity-Method Investments	1,303,775	(3,135,176)
Other	6,082,205	1,292,365
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(503,788)	263,709
Accounts Receivable	(16,092,720)	(19,765,859)
Reinsurance Balances Receivable	273,202	2,767,582
Other Assets	(3,480,403)	(4,182,830)
Policy Reserves	10,051,507	(3,784,366)
Unearned Premiums	23,545,116	33,645,842
Amounts Held for Others	(483,056)	(121,528)
Other Liabilities	(1,889,582)	(7,694,512)
Due to/from Affiliates	(4,043,659)	(9,105,813)

Net Cash Provided by Operating Activities	66,689,879	43,196,741

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	9,742	13,198
Maturities and Redemptions of Fixed Maturities Available for Sale	136,755,241	196,093,297
Maturities and Redemptions of Other Investments	12,626,705	2,075,937
Sales of Fixed Maturities Available for Sale	76,913,250	64,089,036
Sales of Equity Securities	72,584,465	57,760,453
Sales of Other Investments	865,687	644,855
Distributions from Equity-Method Investments	76,813	1,663,619
Purchases of Fixed Maturities Available for Sale	(268,060,737)	(311,498,070)
Purchases of Equity Securities	(77,448,508)	(64,225,666)
Purchases of Other Investments	(24,712,141)	(21,436,843)
Origination of Consumer Loans Receivable	(44,392,647)	(34,193,659)
Principal Payments on Consumer Loans Receivable	33,417,863	27,721,868
Origination of Commercial Leases Receivable	—	(17,668,067)
Principal Payments on Commercial Leases Receivable	—	18,434,250
Net Change in Short-term Investments	(650,410)	10,604,536
Net Change in Receivable/Payable on Securities	(1,221,933)	7,859,786
Purchase of Subsidiary, Net of Cash Acquired	—	(12,702,438)

Net Cash Used in Investing Activities	(83,236,610)	(74,763,908)

Cash Flows From Financing Activities:
Change in Commercial Paper	1,972,156	19,606,116
Change in Notes Payable to Affiliates	11,507,784	8,986,152
Stockholder Dividends Paid	(16,898,079)	(15,049,425)
Purchases of Treasury Stock	(1,340,359)	(2,960,751)
Proceeds from Exercise of Stock Options	656,447	613,958
Excess Tax Benefits from Stock-Based Compensation	136,924	—
Deposits of Policyholders’ Funds	46,541,774	44,855,869
Withdrawal of Policyholders’ Funds	(31,961,908)	(27,046,873)

Net Cash Provided by Financing Activities	10,614,739	29,005,046

Net Change in Cash	(5,931,992)	(2,562,121)
Cash - Beginning of Period	37,228,639	20,052,493

Cash - End of Period	$31,296,647	$17,490,372

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals, except as explained in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2005) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state, and may change in the future. Currently the Company’s statutory net income and surplus are the same under the State of Alabama and NAIC accounting practices. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2005. The results of operations for the six-month and three-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Affiliates

Alfa Corporation is affiliated with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.0% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation is a wholly-owned subsidiary of Mutual. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Fire under an affiliate agreement signed in August 2001.

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

2. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at June 30, 2006. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $839 thousand and $1.2 million for the first six months of 2006 and 2005, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 16 legal proceedings against the Company’s life subsidiary were in process at June 30, 2006. Of the 16 proceedings, seven were filed in 2004, five were filed in 2003, three were filed in 1999, and one was filed in 1996.

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

Commitments

Guarantees: The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1,000,000. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200,000. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire which agreed to guarantee, on behalf of Alfa Ventures II, LLC, the lesser of $25,000,000 or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supercedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $1,393,232. During 2004, the Company’s property casualty subsidiaries entered into a third agreement with Fire in which Fire agreed to a guarantee, on behalf of EastChase Office, LLC. This guarantee was restructured during the second quarter of 2006, relieving the property casualty subsidiaries of any liability in the unlikely event of a guarantee call.

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At June 30, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $35.5 million. These commitments are included in other liabilities in the consolidated balance sheet.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2006, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$42,987,635	$22,100,000	$20,887,635	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000		—	1,393,232
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	277,631,868	236,363,315	11,901,810	21,500,503	7,866,240

Total commercial commitments	$322,249,735	$258,700,315	$32,789,445	$21,500,503	$9,259,472

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

Contractual Obligations: The Company has contractual obligations in the form of long-term debt, benefit obligations to policyholders and leases. These leases have primarily been originated by its insurance subsidiaries and Vision. Operating leases supporting the corporate operations are the responsibility of Mutual, an affiliate. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement. The Company’s contractual obligations at June 30, 2006 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,488,979	$1,181,226	$1,649,144	$658,609	$—
Capital lease obligations	83,239	83,239	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	32,395,419	32,395,419	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	42,381,759	3,878,000	7,766,625	7,756,000	22,981,134
Property casualty loss and loss adjustment expense reserves (2)	172,542,610	132,857,810	36,233,948	3,450,852	—
Future life insurance obligations (3)	1,927,667,592	65,486,592	193,622,000	137,243,000	1,531,316,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$2,248,559,598	$235,882,286	$239,271,717	$149,108,461	$1,624,297,134

1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at June 30, 2006 for variable rate debt. For additional information refer to Note 8, Commercial Paper and Notes Payable, in the Notes to Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2005.

(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated.

(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2005 adjusted for outstanding claim reserves at June 30, 2006. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

3. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income for the six-month and three-month periods ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Net Income	$45,645,890	$50,125,505	$25,508,448	$28,555,161
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	(25,009,809)	1,841,558	(14,547,926)	13,981,306
Unrealized Gain (Loss) on Interest Rate Swap Contract	319,381	677,996	107,293	(110,724)
Unrealized (Loss) on Other Long-term Investments	(433,192)	(8,864)	(210,401)	(125,848)
Less: Reclassification Adjustment for Realized Investment Gains	1,162,169	1,948,429	1,079,806	1,222,231

Total Other Comprehensive Income (Loss)	(26,285,789)	562,261	(15,730,840)	12,522,503

Total Comprehensive Income	$19,360,101	$50,687,766	$9,777,608	$41,077,664

4. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$187,479,785	$166,852,466	$94,980,520	$85,398,039
Homeowner premiums	102,849,411	96,496,129	51,340,673	48,197,930
Other premiums	7,921,775	7,601,454	4,513,846	4,573,050

Total earned premiums	298,250,971	270,950,049	150,835,039	138,169,019
Net investment income	18,546,759	18,237,697	8,867,842	8,926,934
Other income	6,833,440	4,222,479	3,419,490	2,326,386
Realized investment gains (losses)	(1,560,511)	324,675	(500,593)	(6,828)

Total Property Casualty Insurance	322,070,659	293,734,900	162,621,778	149,415,511

Life Insurance
Premiums and policy charges
Universal life policy charges	10,795,310	10,280,218	5,403,257	5,198,238
Universal life policy charges - COLI	2,478,163	2,262,323	778,924	703,401
Interest sensitive life policy charges	5,483,747	5,480,628	2,742,361	2,792,104
Traditional life insurance premiums	22,348,689	19,786,986	11,093,850	9,212,787
Group life insurance premiums	491,014	516,752	—	—

Total premiums and policy charges	41,596,923	38,326,907	20,018,392	17,906,530
Net investment income	27,306,352	25,288,738	13,716,251	13,061,799
Realized investment gains	3,390,543	2,670,158	2,203,912	1,884,435

Total Life Insurance	72,293,818	66,285,803	35,938,555	32,852,764

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	802,532	906,632	288,213	83,522
Loan income (loss), net of expense	(3,318,216)	2,088,624	(4,472,718)	1,131,235
Other investment income (loss)	4,875	1,204,337	(157,210)	647,705

Total net investment income (loss)	(2,510,809)	4,199,593	(4,341,715)	1,862,462

Other income
Fee/commission income	18,727,540	11,834,200	7,917,296	5,459,175
Other income	662,268	759,200	317,580	319,382

Total other income	19,389,808	12,593,400	8,234,876	5,778,557

Realized investment gains (losses)	(42,080)	2,750	(42,080)	2,750

Total Noninsurance	16,836,919	16,795,743	3,851,081	7,643,769

Corporate and Eliminations
Net investment income (loss)	(2,541,561)	(1,831,439)	(1,417,301)	(936,933)
Other income (loss)	(12,819,040)	(4,880,592)	(5,619,903)	(3,258,733)

Total Corporate and Eliminations	(15,360,601)	(6,712,031)	(7,037,204)	(4,195,666)

Total revenues	$395,840,795	$370,104,415	$195,374,210	$185,716,378

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

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$27,144,546	$29,797,863	$20,241,158	$22,002,456
Net investment income	18,546,759	18,237,697	8,867,842	8,926,933
Other income	6,833,440	4,222,479	3,419,490	2,326,386

Pretax operating income	52,524,745	52,258,039	32,528,490	33,255,775
Income tax expense	13,924,706	12,719,360	8,790,856	9,215,906

Operating income, net of tax	38,600,039	39,538,679	23,737,634	24,039,869
Realized investment gains (losses), net of tax	(1,014,332)	211,038	(325,385)	(4,440)

Net income	37,585,707	39,749,717	23,412,249	24,035,429

Life Insurance
Pretax operating income	13,896,952	14,723,864	6,783,319	7,001,604
Income tax expense	4,308,174	4,588,136	2,073,702	1,977,844

Operating income, net of tax	9,588,778	10,135,728	4,709,617	5,023,760
Realized investment gains, net of tax	2,203,853	1,735,603	1,432,543	1,224,884

Net income	11,792,631	11,871,331	6,142,160	6,248,644

Noninsurance
Pretax operating income (loss)	(2,679,931)	1,584,400	(4,269,860)	328,157
Income tax (benefit) expense	(874,662)	501,108	(1,464,042)	126,927

Operating income (loss), net of tax	(1,805,269)	1,083,292	(2,805,818)	201,230
Realized investment gains (losses), net of tax	(27,352)	1,788	(27,352)	1,788

Net income (loss)	(1,832,621)	1,085,080	(2,833,170)	203,018

Corporate and Eliminations
Pretax operating (loss)	(2,922,300)	(2,783,817)	(1,865,554)	(2,135,124)
Income tax (benefit)	(1,022,473)	(203,194)	(652,763)	(203,194)

Operating (loss), net of tax	(1,899,827)	(2,580,623)	(1,212,791)	(1,931,930)
Realized investment gains (losses), net of tax	—	—	—	—

Net (loss)	(1,899,827)	(2,580,623)	(1,212,791)	(1,931,930)

Total net income	$45,645,890	$50,125,505	$25,508,448	$28,555,161

Segment assets and the segment asset reconciliation are as follows:

	June 30, 2006	December 31, 2005
Segment Assets:
Property Casualty Insurance	$936,764,603	$883,472,822
Life Insurance	1,198,596,699	1,172,492,120
Noninsurance	318,282,985	329,131,287
Corporate and Eliminations	(2,898,906)	(3,276,410)

Total Assets	$2,450,745,381	$2,381,819,819

Assets:
Allocated to segments	$3,513,359,365	$3,402,766,965
Eliminations	(1,062,613,984)	(1,020,947,146)

Total assets	$2,450,745,381	$2,381,819,819

The following summary reconciles significant segment items to the Company’s consolidated condensed financial statements:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Premiums - Property Casualty Insurance	$298,250,971	$270,950,049	$150,835,039	$138,169,019
Premiums - Life Insurance	22,839,703	20,303,738	11,093,850	9,212,787
Policy charges - Life Insurance	18,757,220	18,023,169	8,924,542	8,693,743
Net investment income	40,800,741	45,894,589	16,825,077	22,914,262
Net realized investment gains	1,787,952	2,997,583	1,661,239	1,880,357
Other income	13,404,208	11,935,287	6,034,463	4,846,210

Total revenues	$395,840,795	$370,104,415	$195,374,210	$185,716,378

Income before income taxes:
Underwriting profit	$13,735,146	$19,232,989	$13,308,226	$15,942,258
Other income	13,404,208	11,935,287	6,034,463	4,846,210
Other expense	(7,120,629)	(11,280,378)	(2,991,370)	(5,252,320)
Net investment income	40,800,741	45,894,589	16,825,077	22,914,262
Net realized investment gains	1,787,952	2,997,583	1,661,239	1,880,357

Income before income taxes	$62,607,418	$68,780,070	$34,837,635	$40,330,767

Income taxes:
Allocated to segments	$16,335,745	$17,605,411	$8,747,754	$11,117,481
Allocated to realized investment gains	625,783	1,049,154	581,433	658,125

Total income tax	$16,961,528	$18,654,565	$9,329,187	$11,775,606

5. STOCK-BASED COMPENSATION

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. At June 30, 2006, 3,192,820 shares were available for grant.

It is the Company’s policy to issue treasury shares upon exercise of options or release of awards. The Company currently has a stock repurchase program to repurchase its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At June 30, 2006, 3,493,669 treasury shares were available for issuance.

Adoption of New Standard

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company determined the fair value of these awards using the Black-Scholes-Merton option pricing model. Under SFAS No. 123(R), an estimate is made for the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation costs that will be ultimately recognized. In addition, the non-substantive vesting period approach is used for attributing stock compensation to individual periods for awards to retirement eligible employees, which requires recognition of compensation expense immediately for such grants or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense to be recognized but will impact the timing of expense recognition. The effects on the amount the Company recorded in the six-month and three-month periods ended June 30, 2006 were approximately $972,000 and $188,000, respectively. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Prior to adoption and consistent with the provisions of SFAS No. 123, the Company used the intrinsic value based method to account for stock options issued under the 1993 Plan and provided pro forma disclosures as if the fair value based method had been applied. The Company accounted for the 2005 Plan under SFAS No. 123 using the recognition and measurement principles of the fair value method.

Share-Based Compensation Expense

As a result of adopting SFAS No. 123(R), Alfa’s total share-based compensation for the six months ended June 30, 2006 was $3,863,503, of which $2,926,118 related to stock options and $937,385 related to restricted stock awards. Based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K), the Company’s share of compensation expense during the six months ended June 30, 2006 related to stock options was $1,432,107, restricted share awards was $398,957 and tax benefits of $640,872. Compensation cost for share-based payment arrangements reduced the Company’s net earnings by $1,190,192 and diluted earnings per share by $0.015 for the first half of 2006. For the six months ended June 30, 2005, share-based compensation was $243,063, principally related to restricted awards and dividend equivalents on options granted in prior years and tax benefits of $85,072.

Alfa’s total share-based compensation for the three months ended June 30, 2006 was $1,068,970, of which $804,903 related to stock options and $264,067 related to restricted stock awards. The Company’s share of compensation expense for the three months ended June 30, 2006 related to stock options was $481,193, restricted share awards was $150,947, and tax benefits of $221,249. For the three months ended June 30, 2006, compensation cost for share-based payment arrangements reduced net earnings by $410,891 and diluted earnings per share by $0.005. For the three months ended June 30, 2005, share-based compensation was $134,191, principally related to restricted awards and dividend equivalents on options granted in prior years and tax benefits of $46,967.

The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements were $136,924 and $40,702 for the six-month and three-month periods ended June 30, 2006. This reduced cash flows from operating activities and increased cash flows for financing activities compared to amounts that would have been reported if the standard had not been adopted.

The following table shows total share-based compensation expense included in the Consolidated Condensed Statements of Income:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net Investment Income	$21,222	$—	$11,834	$—
Benefits, Claims, Losses and Settlement Expenses	83,721	—	44,732	—
Other Operating Expenses	2,557,242	243,063	624,663	134,191
Less: Deferred Policy Acquisition Costs	(1,251,953)	—	(163,833)	—
Add: Amortization of Deferred Policy Acquisition Costs	420,832	—	114,744	—

	1,831,064	243,063	632,140	134,191
Income tax benefits	(640,872)	(85,072)	(221,249)	(46,967)

Total share-based compensation expense	$1,190,192	$157,991	$410,891	$87,224

Pro forma Compensation Expense

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of share-based employee compensation in 2005.

		Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income, as reported		$50,125,505	$28,555,161
Add:	Total share-based compensation expense included in reported net income, net of tax effect	157,991	87,224
Less:	Total share-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,149,122)	(633,152)

Pro forma net income		$49,134,374	$28,009,233

Earnings per share, as reported
- Basic		$0.63	$0.36
- Diluted		$0.62	$0.35
Pro forma earnings per share
- Basic		$0.61	$0.35
- Diluted		$0.61	$0.35

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

Summarized information for stock option grants for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,108,654	$11.58
Add (deduct):
Granted	452,000	$16.11
Exercised	(63,666)	$(10.35)
Forfeited	(3,465)	$(13.25)
Expired	(6,102)	$(9.67)

Outstanding, June 30, 2006	3,487,421	$12.19	6.12	$15,237,928

Exercisable, June 30, 2006	2,534,998	$11.16	5.08	$13,690,187

The weighted-average grant-date fair value of equity options granted during the six months ended June 30, 2006 and 2005 was $5.97 and $6.09, respectively.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $391,213 and $686,652, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 (for outstanding options), less the applicable exercise price. Cash received from option exercises totaled $656,447 and $613,958 during the six months ended June 30, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the same periods was $136,924 and $166,058, respectively, based on deductions from earnings of $391,213 and $474,452, respectively.

At June 30, 2006, there was $3,028,334 of unrecognized compensation expense related to nonvested stock options granted that are expected to be charged to expense over a weighted-average period of 1.11 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 5.85 - $11.65	1,501,588	4.01	$9.42	1,501,588	$9.42
$13.25 - $14.43	1,531,833	7.14	$13.74	1,033,410	$13.68
$15.59 - $16.54	454,000	9.68	$16.11	—	$—

$ 5.85 - $16.54	3,487,421	6.12	$12.19	2,534,998	$11.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions and range of assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.57% - 4.96%	4.38%
Expected life (in years)	7.5	7.5
Expected volatility	38% -39%	46%
Expected dividend yield	2.4% -2.8%	2.4%

•	Risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury note yield rate in effect on the date of the grant with a maturity approximating the expected term.

•	Expected life or term of the stock options granted is derived from historical analysis and represents the period of time that share options are expected to be outstanding.

•	Expected volatility is based on historical volatility of the Company’s shares over a period equal to the expected life of each option grant.

•	Expected dividend yield is the expected dividend to be paid on the underlying share.

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

Summarized information for nonvested restricted shares awards for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2006	77,765	$14.61
Add (deduct):
Granted	75,414	$16.11
Vested	(12,271)	$14.63
Forfeited	—	$—

Outstanding, June 30, 2006	140,908	$15.41

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

The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $198,797 and $0, respectively. During the six months ended June 30, 2006, 12,271.4447 shares were released with 12,271 shares issued from treasury shares and fractional shares paid in cash.

At June 30, 2006, there was $830,628 of unrecognized compensation expense related to restricted shares awards that are expected to be charged to expense over a weighted-average period of 1.93 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

6. OTHER LONG-TERM INVESTMENTS AND OTHER LONG-TERM INVESTMENTS IN AFFILIATES

Included in the Company’s “Other Long-term Investments” and “Other Long-Term Investments in Affiliates” are investments in partnerships of $70,620,699 and $22,491,282 at June 30, 2006, respectively. At December 31, 2005, investments in partnerships included in these categories were $48,044,290 and $21,583,991, respectively.

7. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005:

	Six Months Ended June 30,
	2006	2005
Issuance of restricted stock	$102,913	$—
Business combinations:
Treasury stock issued	$—	$5,000,000
Contingent consideration	$—	$4,348,088
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$7,692,432	$5,152,679
Income Taxes	$17,343,095	$20,224,904

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

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is currently preparing for the adoption of this statement and continuing to assess the impact this statement will have on its financial position or results of operations at the time of adoption.

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

The FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), in June 2006. This consensus requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction. The Company does not anticipate that EITF Issue No. 06-3, which is effective for the Company on January 1, 2007, will have a significant impact on its financial position or results of operations at the time it is adopted.

In July 2006, the FASB released FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods, financial disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its financial position or results of operations at the time it is adopted.

9. LOAN PORTFOLIO

During the second quarter of 2006, the Company detected irregularities in certain loan transactions. Through an investigation of the irregularities it was determined that fraudulent loan transactions had been initiated by one of the Company’s agents. It was determined through a portfolio review that the acts were limited to this single employee. The fraudulent activities have been evaluated by the Company and it has been determined that the effect in any prior reporting period is deemed to be immaterial. The financial impact recorded during the second quarter of 2006 was a reduction of net income of $3,568,260 and basic and diluted earnings per share of $0.04. The second quarter adjustment is not material to any prior period and will not be material to the financial statements for the current year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Alfa Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Alfa Corporation (the Company) and subsidiaries as of June 30, 2006, the related consolidated condensed statements of income for the three months and six months ended June 30, 2006 and 2005, and the related consolidated condensed statements of cash flows for the six months ended June 30, 2006 and 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

August 9, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of June 30, 2006, compared with December 31, 2005 and the results of operations for the six-month and three–month periods ended June 30, 2006 and June 30, 2005. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements that are included in this Form 10-Q and the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the annual report to stockholders for the year ended December 31, 2005 on Form 10-K.

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 55.0% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation is a wholly-owned subsidiary of Mutual. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Fire under an affiliate agreement signed in August 2001.

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

In the first six months of 2006, property casualty insurance operations accounted for 81.4% of revenues and 82.4% of net income. Life insurance operations generated 18.2% of revenues and 25.8% of net income. Noninsurance operations, combined with corporate operations and eliminations, generated 0.4% of revenues and resulted in a net loss of $3.7 million or 8.2% of net income.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 59% of the Company’s liabilities are reported at June 30, 2006 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in the Notes to Consolidated Financial Statements in the Company’s annual report for 2005 on Form 10-K.

Management has discussed the Company’s critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

Reserves for Property Casualty Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses payable are management’s best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances, historical trends, emergence patterns and settlement patterns. Reserves for reported losses are established on a case-by-case basis with the amounts determined by claims adjusters based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. Loss and loss adjustment expense reserves for incurred claims that have not yet been reported (IBNR) are estimated based primarily on historical emergence patterns with consideration given to many variables including statistical information, inflation, legal developments, storm loss estimates, and economic conditions.

The Company’s internal actuarial staff conducts annual reviews of projected loss development information by line of business to assist management in making estimates of reserves for ultimate losses and loss adjustment expenses payable. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, and late reported claims. In addition, reasonableness is established in the context of claim severity, loss ratio and trend factors, all of which are implicit in the liability estimates. On an interim basis, the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review. If the emergence is not within acceptable bounds, the opinion on reserve adequacy is revised and reserve amounts are adjusted. Otherwise, IBNR reserves are adjusted as changes in exposure indicate that additional reserves are needed until the next annual review is completed. The following methodologies are used to develop a range of probable outcomes for estimated loss and loss adjustment expense reserves during the annual review, with the Catastrophes methods used during both annual and interim reviews:

•	Normal Loss Reserves

•	Reported Loss Development

•	Paid Loss Development

•	Bornhuetter-Ferguson Methods (paid and reported)

•	Cape Cod Method (paid and reported)

•	Counts and Averages

•	Calendar Year Methods

•	Judgmental Methods

•	Thomas Mack

•	Loss Adjustment Expenses Reserves

•	Reported Loss Development

•	Paid Loss Development

•	Bornhuetter-Ferguson Methods (paid and reported)

•	Cape Cod Method (paid and reported)

•	Ratio Methods

•	Calendar Year Methods

•	Judgmental Methods

•	Accrual Methods

•	Catastrophes

•	Regression Fit on Incremental Payments

•	Regression on Reported Claim Counts

•	Leakage Method

•	Comparison to Past Catastrophe Development

The annual actuarial reviews are presented to management with a point estimate established within the range of probable outcomes for evaluating the adequacy of reserves and determination of the appropriate reserve value to be included in the financial statements. Management establishes reserves slightly above mid-point to include an estimated provision for uncertainty and to minimize the necessity for changing historical estimates. Although management uses many internal and external resources, as well as multiple established methodologies to calculate reserves, there is no method for determining the exact ultimate liability.

Management establishes reserves for loss adjustment expenses that are not attributable to a specific claim. These reserves are referred to as Defense and Cost Containment (DCC) and Adjusting and Other Expenses (AO). DCC and AO reserves are recorded to establish the liability for settling and defending claims that have been incurred, but have not yet been completely settled.

For AO, historical ratios of AO to paid losses are developed, and then applied to the current outstanding reserves. The method uses a traditional assumption that 50% of the expenses are realized when the claim is open, and the other 50% are incurred when the claim is closed. The method also assumes that the underlying claims process and mix of business do not change materially over time.

An important assumption underlying the reserve estimation methods for the property casualty lines is that the loss cost trends implicitly built into the loss and LAE patterns will continue into the future. Some of the factors that could influence assumptions arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels. Inflation changes have much less impact on short-tail personal lines reserves and more impact on long-tail commercial lines. The Company does not have any significant long-tailed lines of business, so the actuarial assumptions and methodologies are consistent across all lines of business, regardless of the expected payout patterns. This is further evidenced by the fact that approximately 90% of ultimate losses for a given accident year are reported in the first year and by the end of the second year more than 99% are reported.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $1.8 million were recorded in the first six months of 2006 on equity securities with no writedowns on fixed maturities. During the same period in 2005, writedowns of $612 thousand and $671 thousand were recorded on equity securities and fixed maturities, respectively.

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

RESULTS OF OPERATIONS

As a result of the Company’s ongoing operating controls and procedures, evidence was discovered during the second quarter of 2006 suggesting irregularities in certain loan transactions within Financial. Management initiated an internal investigation with the assistance of special legal counsel, as well as an outside forensic accountant. The Chairman of the Audit Committee and the Company’s independent registered public accounting firm were notified.

As a result of the investigation, the results of operations for the three months ended June 30, 2006, include the write off of loans totaling $5,489,630 in Financial’s loan portfolio. This write off had an impact on net income of $3,568,260 or $0.04 per diluted share for the current quarter. It was determined that the fraudulent transactions were limited to the acts of a single agent. Of the $6.2 million loan portfolio originated by this agent, it has been determined that $5.5 million were fraudulently originated. Although there is the potential for insurance recovery and recoveries from civil actions, the amounts and timing of such recoveries cannot be estimated at this time.

The following table sets forth consolidated summarized income statement information for the six-month and three-month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premium	$298,251	$270,950	10%	$150,835	$138,169	9%
Life insurance premiums and policy charges	41,597	38,327	9%	20,018	17,906	12%

Total premiums and policy charges	$339,848	$309,277	10%	$170,853	$156,075	9%

Net investment income	$40,801	$45,895	(11)%	$16,825	$22,914	(27)%

Other income	$13,404	$11,935	12%	$6,034	$4,846	25%

Total revenues	$395,841	$370,104	7%	$195,374	$185,716	5%

Net income
Insurance operations
Property casualty insurance	$38,600	$39,539	(2)%	$23,738	$24,039	(1)%
Life insurance	9,589	10,136	(5)%	4,709	5,024	(6)%

Total insurance operations	$48,189	$49,675	(3)%	$28,447	$29,063	(2)%
Noninsurance operations	(1,805)	1,084	(267)%	(2,806)	200	(1503)%
Realized investment gains, net of tax	1,162	1,948	(40)%	1,080	1,222	(12)%
Corporate	(1,900)	(2,581)	(26)%	(1,213)	(1,930)	(37)%

Net income	$45,646	$50,126	(9)%	$25,508	$28,555	(11)%

Net income per share
- Basic	$0.57	$0.63	(9)%	$0.32	$0.36	(11)%

- Diluted	$0.56	$0.62	(10)%	$0.31	$0.35	(11)%

Weighted average shares outstanding
- Basic	80,315,256	80,124,054		80,325,375	80,082,617

- Diluted	81,131,983	80,609,351		81,179,210	80,538,612

Consolidated results of operations have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•	During the second quarter of 2006, management became aware of fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company has provided for a charge of $5.5 million on a pre-tax basis and $3.6 million on an after tax basis or a $0.04 impact of earnings per share in the second quarter to write-off these fraudulently originated loans.

Revenues

Total premiums and policy charges increased $30.6 million, or 10% for the first six months of 2006 and increased $14.8 million, or 9% during the second quarter.

Property Casualty Insurance: Property casualty insurance premiums for the first six months of 2006 increased $27.3 million, or 10%, with AVIC contributing $18.0 million and AIC and AGI contributing $9.3 million of the increase. For the three months ended June 30, 2006, property casualty insurance premiums increased $12.7 million, or 9%, with AVIC contributing $8.6 million and AIC and AGI contributing $4.1 million of the increase. AVIC’s increase for the six-month and three-month periods ended June 30, 2006 is a result of all nine states being active for the first six months of 2006 and overall production increases. The growth from AIC and AGI is related to increases in personal lines. The personal lines increase was attributable to homeowner and manufactured home premiums increasing $5.3 million, or 7.4%, automobile premiums increasing $3.2 million, or 2.1% and farmowner premiums increasing $712 thousand, or 5.6%. The following table shows total Alfa Group growth in policies inforce and written premiums, comparing the first six months of 2006 and 2005:

	Six-Month Comparison
	Policies Inforce Growth[2]	Written Premium Growth
Property Casualty Insurance
Personal Lines
Automobile	5.1%	13.8%
Homeowner[1]	0.6%	5.7%
Farmowner	(2.7)%	8.5%
Other	0.3%	2.7%

Total Personal Lines	3.3%	10.9%

Commercial Lines	(0.8)%	2.3%

Total Property Casualty	3.3%	10.6%

[1]	Homeowner includes Homeowner and Manufactured Home

[2]	For 2006, policies inforce represent policies and units inforce due to the implementation of a new policy administration system for the automobile line of business.

The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group. The Company’s share of the pool was 65% during both 2006 and 2005, therefore pooling did not impact premium growth. The Company cautions the reader that the values shown above are before pooling and do not include reinsurance assumed or reinsurance ceded amounts. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for additional detail of the Pooling Agreement.

The growth in the automobile line is primarily attributable to AVIC’s addition to the Group in 2005. Internal growth in written premium for this line was 3.4% with the impact of three rate decreases across preferred, standard, and nonstandard auto lines in Alabama and Mississippi. The homeowner line written premium growth was impacted by three rate increases across both preferred and standard lines while policies inforce grew slightly. The farmowner line written premium growth was impacted by a rate increase with a decline in policies inforce.

Life Insurance: Life insurance premiums and policy charges increased $3.3 million, or 9%, for the first six months of 2006 and $2.1 million, or 12%, for the three months ended June 30, 2006.

Life insurance premiums increased $2.5 million or, 12% for the first six months of 2006 and $1.9 million or, 20% for the three months ended June 30, 2006 primarily as a result of an increase in term life premiums of $2.3 million and an increase of 7.5% in term life policies inforce year to date and an increase in term life premiums of $1.2 million for the quarter ended June 30, 2006. The introduction of the return of premium level term life product contributed $1.3 million of the $2.5 million increase in life insurance premiums during the first six months of 2006 and $800 thousand of the $1.9 million increase for the three months ended June 30, 2006.

Life insurance policy charges increased $734 thousand during the first six months of 2006 and $231 thousand for the three months ended June 30, 2006. The year to date increase of $734 thousand is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.7% in the number of universal life policies inforce. The persistency ratio for life business was 91.2% and 91.0% at June 30, 2006 and 2005, respectively. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at June 30, 2006 and 2005 as a percentage of the annualized premium paid at June 30, 2006 and 2005, respectively. The following table shows the growth in policies inforce and inforce annualized premium, comparing the first six months of 2006 and 2005:

	Six-Month Comparison
	Policies Inforce Growth	Inforce Annualized Premium Growth
Life Insurance
Universal Life	0.7%	2.0%
Universal Life - COLI	8.0%	3.9%
Interest Sensitive Life	1.9%	1.5%
Traditional Life	0.8%	12.1%
Group Life	(0.5)%	(3.2)%
Annuities	100.0%	100.0%

Total Life	1.1%	6.1%

Policies inforce grew for all lines overall, except group life that showed a slight decrease in inforce policies. Group life represents only 0.9% of total inforce policies at June 30, 2006. The slight increase in traditional life was the result of a decline in the direct mail product offering of term insurance. Inforce annualized premium continues good growth at 6.1%, with the largest increase in traditional life at 12.1%.

Net investment income decreased $5.1 million, or 11% for the six months ended June 30, 2006 and $6.1 million, or 27% for the three months ended June 30, 2006 due to the $5.5 million increase in loan losses as a result of collateral loans written off during the second quarter of 2006, increased interest costs on commercial paper and notes payable, declines in partnership income offset by increases in interest income on fixed maturities, dividend income on equity securities and interest income on collateral loans and short-term investments. Positive cash flows resulted in an increase in invested assets of 2% in the six months since December 31, 2005.

Other income increased $1.5 million, or 12% and $1.2 million, or 25% for the six and three months ended June 30, 2006, respectively, due to the increased production in AVIC.

Net Income

Operating income for the property casualty subsidiaries decreased by $939 thousand, or 2%, for the six months ended June 30, 2006 and $301 thousand, or 1%, for the three months ended June 30, 2006. For the six months ended June 30, 2006, AVIC and Virginia Mutual operating income increased $663 thousand as a result of the increased production in AVIC, 2.8% improvement in Virginia Mutual’s loss ratio and a 5.0% improvement in AVIC’s expense ratio offset by a 1.5% increase in AVIC’s loss ratio. AIC and AGI operating income decreased $1.6 million as a result of increases in the loss adjustment expense (LAE) ratio of 0.6% and the expense ratio of 3.2% and decreases in net investment income of $484 thousand offset by premium growth of 3.7% and a decline in the loss ratio of 3.3%. For the three months ended June 30, 2006, AVIC and Virginia Mutual operating income increased $607 thousand as a result of AVIC production increases, improvement in Virginia Mutual’s loss ratio offset by a slight increase in AVIC’s loss and LAE ratios. AIC and AGI operating income decreased $908 thousand as a result of increases in the LAE ratio of 0.3% and the expense ratio of 3.2% and decreases in net investment income of $411 thousand offset by premium growth of 3.2% and a decline in the loss ratio of 2.1%.

Life insurance operating income decreased $547 thousand, or 5%, for the six months ended June 30, 2006 as a result of an increase in the mortality ratio to 101% of expected for the six month period ended June 30, 2006, compared to 87% of expected for the comparable period in 2005, an increase of $1.3 million in operating expenses, offset by premiums and policy charges growth of 9%, and net investment income growth of 8%. For the three months ended June 30, 2006, operating income decreased $315 thousand, or 6% as a result of an increase in the mortality ratio to 106% of expected for the quarter compared to 85% of expected for the same three-month period ended June 30, an increase of $322 thousand in operating expenses, offset by revenue growth of $2.8 million. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, for reporting periods in 2006, the Company experienced less favorable financial results when compared to the same periods in 2005 due to the higher mortality ratio.

Noninsurance operating income decreased $2.9 million to an operating loss of $1.8 million for the six months ended June 30, 2006. Agency operations increased operating income by $1.1 million, loan operations decreased operating income by $3.8 million, commercial leasing operations remained constant and ABC decreased operating income by $179 thousand. For the three months ended June 30, 2006 compared to the same period in 2005, Noninsurance operating income decreased $3 million to an operating loss of $2.8 million. Agency operations increased operating income by $538 thousand, loan operations decreased operating income by $3.6 million, commercial leasing operations decreased operating income by $47 thousand and ABC increased operating income by $69 thousand.

Corporate expenses decreased by $681 thousand for the six months ended June 30, 2006 and $717 thousand for the three months ended June 30, 2006. Current year results were impacted by increased costs on the Company’s short-term borrowings offset by other expense reductions such as legal costs, amortization of deferred acquisition costs and income taxes.

Realized investment gains, net of tax, declined $786 thousand, or 40%, for the six months ended June 30, 2006 as a result of lower gains on equity securities and increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $1.3 million in the six first months of 2005 to $1.8 million in 2006. For the three months ended June 30, 2006, realized investment gains, net of tax, declined $142 thousand, or 12% as a result of increased losses on tax credit partnerships offset by higher gains on equity securities. On a pretax basis, writedowns increased from $1.1 million in the three months ended June 30, 2005 to $1.8 million in the same period in 2006.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI and AVIC, for the six-month and three-month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)
Earned premiums
Personal lines	$280,151	$253,155	11%	$141,937	$129,043	10%
Commercial lines	8,211	8,412	(2)%	3,922	4,226	(7)%
Reinsurance ceded	(1,949)	(1,660)	17%	(1,097)	(814)	35%
Reinsurance assumed	11,838	11,043	7%	6,073	5,714	6%

Total earned premiums	$298,251	$270,950	10%	$150,835	$138,169	9%

Net underwriting income	$27,145	$29,798	(9)%	$20,241	$22,002	(8)%

Loss ratio	58.2%	61.1%		54.2%	56.0%
LAE ratio	4.9%	3.9%		5.0%	4.3%
Expense ratio	27.8%	24.1%		27.4%	23.7%
GAAP basis combined ratio	90.9%	89.1%		86.6%	84.0%
Underwriting margin	9.1%	10.9%		13.4%	16.0%
Net investment income	$18,547	$18,238	2%	$8,868	$8,927	(1)%

Other income and fees	$6,833	$4,222	62%	$3,420	$2,326	47%

Pretax operating income	$52,525	$52,258	1%	$32,529	$33,255	(2)%

Operating income, net of tax	$38,600	$39,539	(2)%	$23,738	$24,039	(1)%

Realized investment gains (losses), net of tax	$(1,014)	$211	(581)%	$(325)	$(4)	8025%

Net income	$37,586	$39,750	(5)%	$23,413	$24,035	(3)%

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

Property casualty insurance premiums increased $27.3 million, or 10%, for the six months ending June 30, 2006 with AVIC contributing $18.0 million and AIC and AGI contributing $9.3 million of the increase.

Virginia Mutual earned premium remained relatively flat at $10.7 million and $10.8 million for the six month periods ended June 30, 2006 and 2005, respectively. For the quarter ending June 30, 2006, property casualty premiums increased $12.7 million, or 9%, with AVIC contributing $8.6 million and AIC and AGI contributing $4.1 million of the increase. Virginia Mutual earned premium for the three months ending June 30, 2006 and 2005 remained relatively flat at $5.4 million and $5.5 million, respectively.

AVIC contributed $54.8 million of written premium and $36.7 million of earned premium to the pool for the first six months of 2006 compared to $24.4 million of written premium and $8.9 million of earned premium for the same period in 2005. AVIC’s increase is a result of all nine states being active during 2006 and overall production increases. Virginia Mutual, through the quota share agreement, contributed $14.4 million of written premium and $16.5 million of earned premium to the pool for the first six months of 2006 compared to $31.5 million of written premium for the same period in 2005, of which $16.9 million was related to unearned premium existing at December 31, 2004 with $14.6 million written during the first six months of 2005. In addition, Virginia Mutual contributed $16.6 million of earned premium to the pool for the same period in 2005. The Company’s pooled share of AVIC and Virginia Mutual premium is reported as $22.7 million of personal lines earned premiums and $11.8 million of reinsurance assumed earned premiums in the table above for 2006 and $5.6 million of personal lines and $10.9 million of reinsurance assumed premiums for 2005.

For the three months ended June 30, 2006, AVIC contributed $20.4 million of written premium and $20.1 million of earned premium to the pool compared to $12.5 million of written premium and $6.8 million of earned premium for the same period in 2005. Virginia Mutual contributed $7.6 million of written premium and $8.3 million of earned premium for the three months ended June 30, 2006 compared to $8.0 million of written premium and $8.4 million of earned premium for the same period in 2005. The Company’s pooled share of AVIC and Virginia Mutual premium for the three months ended June 30, 2006 is reported as $12.4 million of personal lines earned premiums and $6.0 of reinsurance assumed earned premium in the table above and $4.3 million of personal lines and $5.6 million of reinsurance assumed premiums for the same period in 2005.

AIC and AGI contributed $9.3 million of earned premium growth during the first six months of 2006 and $4.1 million during the three months ended June 30, 2006. The growth from AIC and AGI is related to increases in personal lines for both policies inforce and written premiums. During the first six months of 2006, earned premium for homeowner and manufactured home increased $5.3 million, automobile increased $3.2 million and farmowner increased $712 thousand.

The loss ratio for the six months ended June 30, 2006 related to AVIC business (including 0.3% of storm losses) was 63.5% and Virginia Mutual was 41.5%, which represents 6.6% of the overall loss ratio of 58.2%. For the comparable period in 2005, the loss ratio for AVIC was 62.0% and Virginia Mutual was 44.3%, which represents 3.1% of the overall loss ratio of 61.1%. Also included in the loss ratio are 4.6% of catastrophe losses for 2006 and 4.3% for 2005. Alfa had six events totaling $78.0 million in gross catastrophe losses through June 30, 2006 compared to five events totaling $47.5 million in gross catastrophe losses during the same period in 2005 due to the impact of tornadoes and other severe weather. Based upon the pooling agreement and the catastrophe protection program, the effect of claims from these events, on a pretax basis, was $13.8 million in 2006 compared to $11.6 million in 2005. On an after tax basis, underwriting results were impacted by $0.11 and $0.09 per share in 2006 and 2005, respectively. The Company reached the lower limit of the catastrophe protection program incurring storm losses of $3.9 million during the second quarter of 2006, an after tax impact of $0.03 per share. The Company reached the lower limit in the first quarter of 2005.

The loss ratio for the three months ended June 30, 2006 related to AVIC business (including 0.6% of second quarter storm losses) was 63.7% and Virginia Mutual was 36.2%, which represents 6.8% of the overall quarterly loss ratio of 54.2%. For the comparable period in 2005, the loss ratio for AVIC was 61.2% and Virginia Mutual was 50.5%, which represents 4.0% of the overall quarterly loss ratio of 56.0%.

The loss ratio for AIC and AGI declined from 61.7% as of June 30, 2005 to 58.4% as of June 30, 2006. The overall loss ratio declined 2.9% from 61.1% in 2005 to 58.2% in 2006. For the quarter ending June 30, 2006, the loss ratio for AIC and AGI was 54.0% a decrease of 2.1% over the comparable period in 2005. The overall quarterly loss ratio declined 1.8% from 56.0% in 2005 to 54.2% in 2006. Also included in the loss ratio for the current quarter are 2.6% of catastrophe losses for 2006. There are no catastrophe losses in the second quarter of 2005 since the Company reached the lower limit in the first quarter of 2005. For additional information on the pooling agreement and catastrophe protection program, refer to Note 2 –

Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K.

The LAE ratio has been impacted by AVIC and Virginia Mutual by 0.9% and 0.2% in the first six months of 2006 and 2005, respectively. Technology costs have impacted the LAE ratio by 0.1% in 2006. For the three months ended June 30, 2006 and 2005, the LAE ratio has been impacted by AVIC and Virginia Mutual by 1.0% and 0.4%, respectively. Technology costs have impacted the LAE ratio by 0.1% for the three months ended June 30, 2006.

For the six months ended June 30, 2006, the expense ratio has been impacted 3.2% by AVIC’s expense structure, 1.3% by Virginia Mutual, 0.5% with the adoption of SFAS No. 123(R) and 0.7% due to technology costs. For the same period in 2005, the expense ratio was impacted 1.0% by AVIC and 1.4% by Virginia Mutual. For the three months ended June 30, 2006, the expense ratio has been impacted 3.4% by AVIC’s expense structure, 1.3% by Virginia Mutual, 0.3% with the adoption of SFAS No. 123(R) and 0.8% due to technology costs. For the same three-month period in 2005, the expense ratio was impacted 1.4% by AVIC and 1.4% by Virginia Mutual.

The overall higher expense structures of AVIC and Virginia Mutual, along with the impact of SFAS No. 123(R) and technology costs offset by a decline of 2.9% in the overall loss ratio produced an underwriting margin of 9.1% in 2006, compared with 10.9% in 2005. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses. For the quarter ending June 30, 2006, the underwriting margin was 13.4% compared to 16.0% for the same period in 2005. This decrease of 2.6% was due to the overall higher expense structure for AVIC and Virginia Mutual, impact of SFAS No. 123(R) and increased technology costs offset by a decline in the overall quarterly loss ratio of 1.8%.

Other income and fees increased $2.6 million and $1.1 million for the six and three months ended June 30, 2006, respectively, due to the increased production of AVIC.

Net investment income increased only 2% for the six months ended June 30, 2006, as a result of lower partnership income and a decline in interest income on fixed maturities offset by increases in dividend income and short-term investments. For the three months ended June 30, 2006 compared to the same period in 2005, net investment income declined slightly due to lower partnership income and a decline in interest income on fixed maturities offset by increases in dividend income and short-term investments.

For the six months ended June 30, 2006, pretax operating income increased $267 thousand and operating income, net of tax, decreased $939 thousand as a result of the increase in the effective tax rate to 26.5% from 24.3%. The tax rate for 2005 was impacted by the Company’s release of a reserve for tax exposure items while 2006 was impacted by a change in the Company’s tax allocation agreement. For the quarter ended June 30, 2006, pretax operating income decreased $726 thousand while operating income, net of tax, decreased $301 thousand with a slight decrease in the effective tax rate from 27.7% to 27.0%.

Realized investment losses, net of tax, increased $1.2 million, or 581%, for the six months ended June 30, 2006 as a result of lower gains on equity securities and increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $311 thousand in the six first months of 2005 to $333 thousand in 2006. For the three months ended June 30, 2006, realized investment losses, net of tax, increased $321 thousand as a result of increased losses on tax credit partnerships and lower gains on equity securities and fixed maturities. On a pretax basis, writedowns decreased from $311 thousand in the three months ended June 30, 2005 to $299 thousand in the same period in 2006.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the six-month and three-month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$10,795	$10,280	5%	$5,403	$5,198	4%
Universal life policy charges - COLI	2,478	2,262	10%	779	703	11%
Interest sensitive life policy charges	5,484	5,481	0%	2,742	2,792	(2)%
Traditional life insurance premiums	22,349	19,787	13%	11,094	9,213	20%
Group life insurance premiums	491	517	(5)%	—	—	0%

Total premiums and policy charges	$41,597	$38,327	9%	$20,018	$17,906	12%

Net investment income	$27,306	$25,289	8%	$13,716	$13,062	5%

Benefits and expenses	$49,112	$43,725	12%	$24,001	$21,273	13%

Amortization of deferred policy acquisition costs	$5,894	$5,167	14%	$2,950	$2,693	10%

Pretax operating income	$13,897	$14,724	(6)%	$6,783	$7,002	(3)%

Operating income, net of tax	$9,589	$10,136	(5)%	$4,709	$5,024	(6)%

Realized investment gains, net of tax	$2,204	$1,736	27%	$1,433	$1,225	17%

Net income	$11,793	$11,872	(1)%	$6,142	$6,249	(2)%

Results of operations for this segment have been impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

Life’s premiums and policy charges increased $3.3 million, or 9%, for the six months ended June 30, 2006 and $2.1 million or 12% for the three months ended June 30, 2006.

Life insurance premiums increased $2.5 million or, 12% for the first six months of 2006 and $1.9 million or, 20% for the second quarter of 2006. This growth is attributable to increases in term life insurance premiums of $2.3 million for the six months ended June 30, 2006 and $1.2 million for the quarter ended June 30, 2006. In addition, term life policies inforce on a year to date basis have increased 7.5%. During January 2006, Life began offering a return of premium level term life product which contributed $1.3 million of the $2.5 million increase in life insurance premiums for the six months ended June 30, 2006 and $800 thousand of the $1.9 million increase for the three months ended June 30, 2006.

Life insurance policy charges increased $734 thousand during the first six months of 2006 and $231 thousand for the three months ended June 30, 2006 primarily due to an increase in universal life policy charges. This growth is attributable to increases in fund balances which the charges are assessed against along with a slight increase of 0.7% in the number of universal life policies inforce.

On a statutory accounting basis, issued annualized new business premium increased by 34% to $10.2 million with a total volume of $2 billion of insurance being issued for the six months ended June 30, 2006. The new product offerings for 2006 contributed as follows: return of premium level term – 4,471 policies issued, $3.2 million of issued annualized new business premium and volume of $811 million of insurance issued; annuities – 39 policies issued and $817 thousand of issued annualized new business premium. The new product offerings for the three months ended June 30, 2006 contributed as follows: return of premium level term – 1,690 policies issued, $1.2 million of issued annualized new business premium and volume of $308 million of insurance issued; annuities – 8 policies issued and $117 thousand of issued annualized new business premium.

Total life insurance inforce as of June 30, 2006 increased $1.4 billion, with term insurance increasing $1.3 billion, or 13% compared to the same period in 2005. Annualized premiums for inforce business increased 6.1%, or $7.6 million, with term insurance increasing 15% or $4.9 million. Policies inforce increased 1.1% for the six months ending June 30, 2006 compared to the same period in 2005. The persistency ratio for life business was 91.2% at June 30, 2006, compared to 91.0% at June 30, 2005.

The mortality ratio increased to 101% of expected in the first six months of 2006 from 87% of expected in the first six months of 2005 and for the quarter ended June 30, 2006, increased to 106% of expected from 85% of expected for the same period in 2005. The result was an increase of $4.0 million in benefits and claims expense for the six months ended June 30, 2006 and $2.4 million in the three months ended June 30, 2006. Operating expenses have increased $1.3 million for the six months ended June 30, 2006 with SFAS No. 123(R) adding $148 thousand, the new policy administration system adding $529 thousand and legal costs adding $352 thousand due to a reduction of $500 thousand in legal reserves in 2005. Operating expenses for the three months ended June 30, 2006 have increased $322 thousand with SFAS No. 123(R) adding $32 thousand and the new policy administration system adding $286 thousand. Amortization of deferred policy acquisition costs have increased both for the six and three months ended June 30, 2006 as a result of growth in deferred costs related to new business production increases.

Invested assets increased 1.4% since December 31, 2005, while net investment income increased 8%. Interest income on fixed maturities increased 6% and 4% during the six-month and three-month periods ending June 30, 2006, respectively. Realized investment gains, net of tax, increased $468 thousand, or 27%, for the six months ended June 30, 2006 as a result of increased gains on equity securities and fixed maturities. On a pretax basis, writedowns increased from $972 thousand in the first six months of 2005 to $1.5 million in 2006. For the three months ended June 30, 2006, realized investment gains, net of tax, increased $208 thousand as a result of decreased losses on tax credit partnerships and higher gains on equity securities. On a pretax basis, writedowns increased from $830 thousand in the three months ended June 30, 2005 to $1.5 million in the same period in 2006.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. In addition, during 2005, Vision wrote a limited amount of homeowner business through other carriers as a general agency. Vision is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	During the second quarter of 2006, management became aware of fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company has provided for a charge of $5.5 million on a pre-tax basis and $3.6 million on an after tax basis or a $0.04 impact of earnings per share in the second quarter to write-off these fraudulently originated loans.

Noninsurance operating income decreased $2.9 million to an operating loss of $1.8 million for the six months ended June 30, 2006 compared to operating income of $1.1 million in 2005. For the three months ended June 30, 2006, Noninsurance operating income decreased $3 million to an operating loss of $2.8 million compared to operating income of $200 thousand for the same period of 2005. Included in operating expenses for this segment is $55 thousand of SFAS No. 123(R) expense for the six months ended June 30, 2006 and $26 thousand for the three months ended June 30, 2006.

Agency operations for the six months ended June 30, 2006 produced an increase in net income of $1.1 million, with all of the increase attributable to increased production by Vision for AVIC. For the three months ended June 30, 2006, agency operations increased net income by $538 thousand.

During June 2006, loans were written off totaling $5.5 million as a result of fraudulent activity by one agent. Despite the increases in loan losses, the loan operations in Financial continue to grow with a 10.5% increase in the loan portfolio, an increase in the loan portfolio yield to 7.66% from 7.16%, and a delinquency ratio of 1.36%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry decreased $104 thousand, or 11.5% for the year. MidCountry had an increase in equity earnings of $166 thousand offset by internal capital costs increase of $270 thousand. These components of Financial produced a net loss of $2.1 million for 2006 compared to net income of $1.7 million in 2005. For the quarter ended June 30, 2006, Financial produced a net loss of $3 million compared to net income of $608 thousand for the same period in 2005.

Commercial lease operations in Financial produced a net loss of $1.1 million for the first six months of 2006 as a result of servicing fee expense and legal expenses. For the three months ended June 30, 2006, the commercial lease operations produced a net loss of $593 thousand. The results for the same periods in 2005 are comparable to 2006.

ABC had operating income of $193 thousand for the first six months of 2006, compared to operating income of $372 thousand for the same period in 2005. The decrease of $179 thousand is a result of increased benefit expenses offset by increases in net investment income. For the three months ended June 30, 2006, ABC had operating income of $214 thousand compared to $145 thousand for the same period in 2005.

CORPORATE OPERATIONS

The following discussion relates to the Company’s corporate operations and intercompany eliminations between the Company and its subsidiaries.

Corporate expenses, including the impact of eliminations, decreased $681 thousand during the first six months of 2006 and $717 thousand during the three months ended June 30, 2006 due primarily to an increase in borrowing costs offset by the reversal of an elimination of profits generated by transactions between the property casualty segment and Vision from 2005, a change in the Company’s tax allocation agreement and decreases in legal costs. Unfavorable increases in short-term interest rates on the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by $964 thousand for the six months ended June 30, 2006 and $544 thousand for the three months ended June 30, 2006. The weighted average rate increased over two hundred basis points from 3.16% at June 30, 2005 to 5.19% at June 30, 2006. Included in operating expenses for this segment is $66 thousand of SFAS No. 123(R) expense for the six months ended June 30, 2006 and $25 thousand for the three months ended June 30, 2006.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, invested assets and yields are presented below for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Increase (decrease) in cash flow from operations	54.4%	(24.6)%
Increase in invested assets since January 1, 2006 and 2005	2.0%	3.3%
Investment yield rate	5.5%	5.9%
Increase (decrease) in net investment income	(11.1)%	3.3%

As a result of the overall positive cash flows from operations, invested assets grew 2.0% since December 31, 2005 while net investment income decreased 11.1%. The increase in cash flow from operations in the first six months of 2006 was due primarily to increases in policy liabilities. Property casualty underwriting income of $27.1 million in the first six months of 2006 and $29.8 million in the first six months of 2005 positively impacted cash flow from operations. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. A net decrease in cash resulted from decreased borrowings primarily resulting from positive cash flows and payments received as consideration for receivables from affiliates. During the first half of 2006, the Company also increased its investment in fixed maturity securities by approximately $55.4 million. The Company’s decrease in net investment income resulted primarily from the write off of loans totaling $5.5 million in Financial’s loan portfolio, increased borrowing costs, reduced income from an equity-method investment in MidCountry and lower partnership earnings. These items were partially offset by increased earnings on fixed maturities, equity securities and short-term investments.

The overall yield rate, calculated using amortized cost, declined in the first half of 2006 to 5.5%. The Company had net realized investment gains before income taxes of $1.8 million in the first six months of 2006 compared to realized investment gains of $3.0 million during the same period in 2005. These gains are primarily from sales of equity securities offset by writedowns of equity securities of $1.8 million. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	33.2%	31.3%
Corporate bonds	21.6	23.5

Total taxable	54.8	54.8
Tax exempts	15.4	16.1

Total fixed maturities	70.2	70.9
Equity securities	5.4	5.4
Policy loans	3.1	3.1
Collateral loans	6.4	6.2
Commercial leases	0.1	0.1
Other long-term investments	4.2	3.1
Other long-term investments in affiliates	6.4	7.0
Short-term investments	4.2	4.2

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In the first six months of 2006, the overall mix of investments shifted due to additional investments in partnerships yielding tax credits.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
AAA to A-	92.2%	90.8%
BBB+ to BBB-	6.1	7.3
BB+ and below (below investment grade)	1.7	1.9

	100.0%	100.0%

At June 30, 2006, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At June 30, 2006, 47.3% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2005. At June 30, 2006, the Company’s total portfolio of fixed maturities had gross unrealized gains of $20.8 million and gross unrealized losses of $36.6 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first six months of 2006, the Company sold $76.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.1 million and gross realized losses of $582 thousand. During the same period in 2005, the Company sold $64.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $155 thousand and gross realized losses of $1.6 million.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At June 30, 2006, the Company had unrealized gains in such investments of $952 thousand compared to $134 thousand at December 31, 2005. The Company recognized a net gain of $420 thousand on the disposal of high yield debt securities in the first six months of 2006. No such disposals occurred during the same period of 2005.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first six months of 2006, the Company wrote down six equity securities totaling $1.8 million for which declines in value were deemed to be other than temporary. During the first six months of 2005, the Company wrote down three bond issues totaling $671 thousand and four equity securities totaling $612 thousand for which the decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either June 30, 2006 or December 31, 2005.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At June 30, 2006, the delinquency ratio on the loan portfolio was 1.36% or $1.6 million. Loans charged off in the first six months of 2006 totaled $6.0 million, including $5.5 million charged off in the second quarter of 2006 following the investigation of a single agent’s misconduct. At June 30, 2006, the Company maintained an allowance for loan losses of $1.6 million or 1.2% of the outstanding loan balance. In addition, at June 30, 2006, the Company maintained an allowance for lease losses of $1.2 million or 42.6% of the outstanding lease balance. Leases charged off during the second quarter of 2006 totaled $328 thousand. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity-method investments.

The Company periodically invests in affordable housing tax credit partnerships. At June 30, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of $35.5 million. The Company’s carrying value of such investments was $65.7 million at June 30, 2006.

The Company’s finance subsidiary has invested $49.6 million in MidCountry, a financial services holding company. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was $803 thousand in the first six months of 2006 compared to $907 thousand for the same period in 2005.

INCOME TAXES

The effective tax rate in the first six months of 2006 was 27.1% compared to 28.2% for the full year 2005 and 27.1% for the first six months of 2005. The decrease from the 2005 full year effective rate is due to a 2005 year end adjustment for taxes relating to ABC. Based on information available at June 30, 2006, the Company currently anticipates the effective tax rate recorded in the financial statements for the six-month period ending June 30, 2006 to remain at 27.1% for all of 2006.

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

Primary Source of Liquidity

Net cash provided by operating activities for the first six months approximated $67 million and $43 million in the first six months of 2006 and 2005, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of long-term debt, benefit obligations to policyholders and leases. These leases have primarily been originated by its insurance subsidiaries and Vision. Operating leases supporting the corporate operations are the responsibility of Mutual. In turn, the Company reimburses Mutual monthly for a portion of these and other expenses based on a management and operating agreement. There are currently no plans to change the structure of this agreement.

The Company’s contractual obligations at June 30, 2006 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,488,979	$1,181,226	$1,649,144	$658,609	$—
Capital lease obligations	83,239	83,239	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Notes payable to affiliates	32,395,419	32,395,419	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	42,381,759	3,878,000	7,766,625	7,756,000	22,981,134
Property casualty loss and loss adjustment expense reserves (2)	172,542,610	132,857,810	36,233,948	3,450,852	—
Future life insurance obligations (3)	1,927,667,592	65,486,592	193,622,000	137,243,000	1,531,316,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$2,248,559,598	$235,882,286	$239,271,717	$149,108,461	$1,624,297,134

(1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at June 30, 2006 for variable rate debt. For additional information refer to Note 8, Commercial Paper and Notes Payable, in the Notes to Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2005.

(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated.

(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2005 adjusted for outstanding claim reserves at June 30, 2006. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2006, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$42,987,635	$22,100,000	$20,887,635	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000		—	1,393,232
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	277,631,868	236,363,315	11,901,810	21,500,503	7,866,240

Total commercial commitments	$322,249,735	$258,700,315	$32,789,445	$21,500,503	$9,259,472

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

Credit Risk

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

Debt

Total borrowings increased $13.5 million in the first six months of 2006 to $318.2 million. The majority of the short-term debt is commercial paper issued by the Company. At June 30, 2006, the Company had $215.8 million in commercial paper at rates ranging from 5.05% to 5.30% with maturities ranging from July 5, 2006 to July 17, 2006. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $32.4 million in short-term debt outstanding to affiliates at June 30, 2006 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During the first two quarters of 2006, the Company granted 74,000 awards of restricted stock to certain officers and issued 452,000 nonqualified options under the 2005 Plan. At June 30, 2006, 3,192,820 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. Repurchases of 86,400 shares totaling $1,340,359 were made during the second quarter of 2006 (refer to Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q). At June 30, 2006, the total repurchased was 8,353,023 shares at a cost of $66,723,743. The Company has reissued 2,926,552 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rates fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $10.6 million and $8.5 million in the first six months of 2006 and 2005, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in both periods. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At June 30, 2006, the total amount of cash that would be required to fund all amounts subject to surrender was $680.1 million.

Reserves for Property Casualty Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses payable are management’s best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances, historical trends, emergence patterns and settlement patterns. Reserves for reported losses are established on a case-by-case basis with the amounts determined by claims adjusters based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. Loss and loss adjustment expense reserves for incurred claims that have not yet been reported (IBNR) are estimated based primarily on historical emergence patterns with consideration given to many variables including statistical information, inflation, legal developments, storm loss estimates, and economic conditions.

On an interim basis, the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review. If the emergence is not within acceptable bounds, the opinion on reserve adequacy is revised and reserve amounts are adjusted. Otherwise, IBNR reserves are adjusted as changes in exposure indicate that additional reserves are needed until the next annual review is completed.

Management establishes reserves for loss adjustment expenses that are not attributable to a specific claim. These reserves are referred to as Defense and Cost Containment (DCC) and Adjusting and Other Expenses (AO). DCC and AO reserves are recorded to establish the liability for settling and defending claims that have been incurred, but have not yet been completely settled.

For AO, historical ratios of AO to paid losses are developed, and then applied to the current outstanding reserves. The method uses a traditional assumption that 50% of the expenses are realized when the claim is open, and the other 50% are incurred when the claim is closed. The method also assumes that the underlying claims process and mix of business do not change materially over time.

The following table presents the loss and loss adjustment expenses payable by line of business at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$75,146,281	34,127,142	17,999,009	$127,272,432
Homeowner Group (2)	19,568,330	10,937,935	6,172,821	36,679,086
Other (3)	1,443,060	1,080,525	728,243	3,251,828
Assumed reinsurance - affiliate (4)	4,469,046	645,599	15,452	5,130,097
Assumed reinsurance - other (5)	23,167	186,000	—	209,167

	$100,649,884	$46,977,201	$24,915,525	$172,542,610

Less: salvage and subrogation recoverable				(9,846,287)

Reserve for unpaid losses and loss adjustment expenses				$162,696,323

	December 31, 2005
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$72,696,266	$33,312,321	$17,017,008	$123,025,595
Homeowner Group (2)	21,007,595	10,757,285	6,101,717	37,866,597
Other (3)	1,830,965	1,080,200	792,566	3,703,731
Assumed reinsurance - affiliate (4)	3,926,228	555,929	195,547	4,677,704
Assumed reinsurance - other (5)	26,546	186,000	—	212,546

	$99,487,600	$45,891,735	$24,106,838	$169,486,173

Less: salvage and subrogation recoverable				(9,846,287)

Reserve for unpaid losses and loss adjustment expenses				$159,639,886

(1)	Auto represents the Company’s pooled share of preferred, standard, nonstandard and commercial auto as well as assumed nonstandard business in Texas.

(2)	Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and limited amount of commercial insurance including portfolio, church and businessowner.

(3)	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.

(4)	Assumed reinsurance - affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual.

(5)	Assumed reinsurance - other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $3.1 million, or 1.9% from December 31, 2005 to June 30, 2006. The reserve increase is primarily attributable to exposure level changes at the product level. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience being different from historical data and trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company’s results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	Six Months Ended June 30,
	2006	2005
Balance at January 1,	$159,639,886	$154,107,730
less reinsurance recoverables on unpaid losses	(2,103,540)	(3,251,046)

Net balance on January 1,	157,536,346	150,856,684

Incurred related to:
Current year	187,877,463	175,658,591
Prior years	11,555	(478,181)

Total incurred	187,889,018	175,180,410

Paid related to:
Current year	118,452,239	109,025,751
Prior years	66,297,701	75,084,620

Total paid	184,749,940	184,110,371

Net balance at June 30,	160,675,424	141,926,723
plus reinsurance recoverables on unpaid losses	2,020,899	1,638,449

Balance at June 30,	$162,696,323	$143,565,172

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The current and prior period’s unfavorable and favorable development is the result of normal fluctuations and uncertainty associated with loss reserve development.

Management’s best estimate for the Company’s share of pooled losses and loss adjustment expense reserves at June 30, 2006 is $172.5 million and at December 31, 2005 is $169.5 million as shown in the table above. At interim periods, point estimates are not established but rather the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review. At December 31, 2005, the total direct Alfa Group loss and loss adjustment expense reserves was $314.2 million with an actuarial point estimate of $303.7 million that was within a projected range of $252.5 million to $348.1 million. The values presented are gross of salvage and subrogation recoverable, and before reinsurance, and include catastrophe reserves. Therefore, the Company cautions the reader that these values cannot be compared to other loss and loss adjustment expenses payable tables included elsewhere within this Form 10-Q and the Company’s annual report for 2005 on Form 10-K. Reserve ranges provide a quantification of the variability in the reserve projections, which is often referred to as the standard deviation or error term, while the point estimates establish a mean, or expected value for the ultimate reserve. Management’s best estimate of loss and loss adjustment expense reserves considers the actuarial point estimate and expected variation to establish an appropriate position within the range. Management establishes reserves slightly above mid-point to include an estimated provision for uncertainty and to minimize the necessity for changing historical estimates. Although management uses many internal and external resources, as well as multiple established methodologies to calculate reserves, there is no method for determining the exact ultimate liability.

The potential impact of loss reserve variability on net income is quantifiable using the annual range end points and carried reserve amounts listed above. For example, if ultimate losses and loss adjustment expenses for the Alfa Group reach the high point of $348.1 million, the reserve increase of $33.9 million is an after-tax decrease of $22.0 million on net income. Likewise, should losses and loss adjustment expenses decline to the low end of $252.5 million, the $61.7 million reserve decrease would add $40.1 million of after-tax net income for the Alfa Group.

An important assumption underlying the reserve estimation methods for the property casualty lines is that the loss cost trends implicitly built into the loss and LAE patterns will continue into the future. Some of the factors that could influence assumptions arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels. Inflation changes have much less impact on short-tail personal lines reserves and more impact on long-tail commercial lines. The Company does not have any significant long-tailed lines of business, so the actuarial assumptions and methodologies are consistent across all lines of business, regardless of the expected payout patterns. This is further evidenced by the fact that approximately 90% of ultimate losses for a given accident year are reported in the first year and by the end of the second year more than 99% are reported.

Reinsurance

Property Casualty - Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at June 30, 2006.

Each subsidiary is party to working cover reinsurance treaties for property casualty lines. Under the property per risk excess of loss treaty, each subsidiary is responsible for the first $600,000 of each covered loss, and the reinsurers are responsible for 100% of the excess over $600,000 of covered loss with a maximum recovery of $1.4 million. The rates for this reinsurance are negotiated annually. The subsidiaries also make use of facultative reinsurance for unique risk situations.

The Company’s subsidiaries participate in a catastrophe protection program through the Pooling Agreement. Under this program, the Company participates in only its pooled share of a lower catastrophe pool limit unless the losses exceed an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of statutory surplus relative to other members of the group as of the most recently filed annual statement. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. Refer to Note 2 – Pooling Agreement, Catastrophe Protection Program section in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for further details.

The following table details the impact of reinsurance ceded for the six-month and three-month periods ended June 30, 2006 and 2005:

	Six months Ended June 30,		Three months Ended June 30,
	2006	2005	2006	2005
Income Statement:
Working Cover - Nonaffiliates:
Earned Premium	$(1,681,189)	$(1,591,701)	$(865,890)	$(776,550)
Losses Incurred	(130,083)	(701,910)	(254,399)	(692,952)
Commission Expense	(169,818)	(161,104)	(86,285)	(83,914)

Net Profit (Loss)	(1,381,288)	(728,687)	(525,206)	316

Catastrophe - Affiliates:
Earned Premium	(267,942)	(67,866)	(230,688)	(37,941)
Losses Incurred	—	—	—	—
Commission Expense	—	—	—	—

Net (Loss)	(267,942)	(67,866)	(230,688)	(37,941)

Total:
Earned Premium	(1,949,131)	(1,659,567)	(1,096,578)	(814,491)
Losses Incurred	(130,083)	(701,910)	(254,399)	(692,952)
Commission Expense	(169,818)	(161,104)	(86,285)	(83,914)

Net Profit (Loss)	$(1,649,230)	$(796,553)	$(755,894)	$(37,625)

	June 30, 2006	December 31, 2005
Balance Sheet:
Receivables on Unpaid Losses	$2,020,899	$2,103,540
Unearned Premium	$(1,505,808)	$(1,408,823)
Premiums Payable	$1,516,939	$1,277,628

The fluctuation in working cover losses incurred is due to normal reserving activities as additional information is obtained regarding a claim along with claim settlements made during the year. The increase in catastrophe earned premium in 2006 is the result of renegotiation of the catastrophe program.

The Company’s subsidiaries are participants in an intercompany Pooling Agreement with the Mutual Group in which each participant cedes premiums, losses and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual in turn retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. Refer to Note 2 – Pooling Agreement and Note 13 – Reinsurance in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for further information.

Life - Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500,000 of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100,000 per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At June 30, 2006, Life had total insurance inforce of $22.1 billion of which $2.6 billion was ceded to other insurers. In addition, reserve credits of $8.0 million have been taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at June 30, 2006.

The following table details the impact of nonaffiliated reinsurance ceded for the six-month and three-month periods ended June 30, 2006 and 2005:

	Six months Ended June 30,		Three months Ended June 30,
	2006	2005	2006	2005
Income Statement:
Premiums Paid	$(3,120,417)	$(3,000,036)	$(1,538,190)	$(1,839,704)
Losses Incurred	(6,064,653)	(1,505,633)	(2,844,371)	(815,917)

Net (Loss)	$2,944,236	$(1,494,403)	$1,306,180	$(1,023,787)

	June 30, 2006	December 31, 2005
Balance Sheet:
Receivables on Unpaid Losses	$3,006,482	$3,256,456
Policy Reserve Credits	7,996,836	7,996,836
Premiums Payable	811,702	1,024,188

The increase in losses incurred is the result of growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims.

Effective July 1, 2006, Life entered into a new reinsurance ceded agreement covering all inforce business for claims resulting from accidents. This agreement is applicable for all retained claim amounts with Life retaining the first $7.5 million of claims.

Property Casualty – Assumed

The Company participates in a small number of involuntary pools and underwriting associations on a direct basis and receives a proportional share through the intercompany Pooling Agreement. In addition, the Company receives a proportional share of Fire’s quota share reinsurance treaty with Virginia Mutual through the intercompany Pooling Agreement. AVIC directly participates in a reinsurance program in the state of Texas assuming non-standard automobile business which is retroceded to the pool.

Geographic Concentration

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

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at June 30, 2006. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is currently preparing for the adoption of this statement and continuing to assess the impact this statement will have on its financial position or results of operations at the time of adoption.

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

The FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), in June 2006. This consensus requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction. The Company does not anticipate that EITF Issue No. 06-3, which is effective for the Company on January 1, 2007, will have a significant impact on its financial position or results of operations at the time it is adopted.

In July 2006, the FASB released FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods, financial disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its financial position or results of operations at the time it is adopted.

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

The Company became aware of irregularities related to certain loan values in Financial subsequent to the quarter ending June 30, 2006. These irregularities have been reported and disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-Q for the period ending June 30, 2006. The internal control environment of Financial is being evaluated and the Company anticipates making changes in the Company’s internal controls over financial reporting during the quarter to end September 30, 2006.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s annual report for 2005 on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2006 - January 31, 2006	—	$—	—	3,733,377
February 1, 2006 - February 28, 2006	—	$—	—	3,733,377
March 1, 2006 - March 31, 2006	—	$—	—	3,733,377
April 1, 2006 - April 30, 2006	—	$—	—	3,733,377
May 1, 2006 - May 31, 2006	22,000	$15.53	22,000	3,711,377
June 1, 2006 - June 30, 2006	64,400	$15.51	64,400	3,646,977

Total	86,400	$15.51	86,400

[1]	In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 25 2006. The election of 11 members to the board of directors was submitted to the stockholders. All proposed nominees were approved by the stockholders. Following is a summary of each vote cast for or withheld including a separate tabulation with respect to each nominee for office.

	Votes
	For	Withheld
Election of 11 members to the board of directors:
Jerry A. Newby	67,604,631	2,587,823
Hal F. Lee	66,909,226	3,283,228
Russell R. Wiggins	66,908,246	3,284,208
Dean Wysner	66,920,625	3,271,829
Jacob C. Harper	66,908,545	3,283,910
Steve Dunn	66,908,531	3,283,924
B. Phil Richardson	68,187,045	2,005,409
Boyd E. Christenberry	68,680,586	1,511,868
John Russell Thomas	69,517,949	674,505
Larry E. Newman	69,518,224	674,231
C. Lee Ellis	67,541,070	2,651,384

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Third Amended and Restated Credit Agreement

10.2	First Amendment to Third Amended and Restated Credit Agreement

10.3	Second Amendment to Third Amended and Restated Credit Agreement

10.4	Third Amendment to Third Amended and Restated Credit Agreement

10.5	Amended and Restated Tax Allocation Agreement of Alfa Corporation

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Dated: August 9, 2006	/s/ Jerry A. Newby
Jerry A. Newby President (Chief Executive Officer)

Dated: August 9, 2006	/s/ Stephen G. Rutledge
Stephen G. Rutledge Senior Vice President (Chief Financial Officer and Chief Investment Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Third Amended and Restated Credit Agreement

10.2	First Amendment to Third Amended and Restated Credit Agreement

10.3	Second Amendment to Third Amended and Restated Credit Agreement

10.4	Third Amendment to Third Amended and Restated Credit Agreement

10.5	Amended and Restated Tax Allocation Agreement of Alfa Corporation

11	Statement of Computation of Per Share Earnings

15	Letter Regarding Unaudited Interim Financial Information

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002