Form 10-Q
period 2006-09-30
ALFA CORP
filed 2006-11-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1.00 par value per share	80,399,392 shares

ALFA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005 (1)
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $75,666 in 2006 and $93,578 in 2005)	$71,994	$88,330
Fixed Maturities Available for Sale, at fair value (amortized cost $1,444,453,800 in 2006 and $1,394,823,078 in 2005)	1,457,891,857	1,419,708,095
Equity Securities Available for Sale, at fair value (cost $113,690,991 in 2006 and $96,668,040 in 2005)	118,409,345	107,020,104
Policy Loans	64,317,670	62,101,204
Collateral Loans	130,481,374	124,667,449
Commercial Leases	1,671,638	2,515,084
Other Long-Term Investments	85,303,786	61,961,072
Other Long-Term Investments in Affiliates	125,150,318	138,457,224
Short-Term Investments	107,023,091	84,861,880

Total Investments	2,090,321,073	2,001,380,442
Cash	29,860,612	37,228,639
Accrued Investment Income	17,200,836	16,858,408
Accounts Receivable	92,199,792	72,622,465
Reinsurance Balances Receivable	4,941,979	6,648,204
Deferred Policy Acquisition Costs	222,561,631	204,253,919
Goodwill	13,924,306	13,924,306
Other Intangible Assets (net of accumulated amortization of $1,195,950 in 2006 and $683,400 in 2005)	7,912,050	8,424,600
Other Assets	20,274,052	20,478,836

Total Assets	$2,499,196,331	$2,381,819,819

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property Casualty Insurance	$166,002,851	$159,639,886
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	638,715,016	600,994,074
Policy Liabilities and Accruals - Life Insurance Other Products	207,016,265	197,140,294
Unearned Premiums	245,310,742	220,456,047
Dividends to Policyholders	11,643,959	11,662,085
Premium Deposit and Retirement Deposit Funds	5,181,501	5,741,071
Deferred Income Taxes	24,791,352	29,118,958
Other Liabilities	82,940,194	74,147,175
Due to Affiliates	18,711,403	22,249,975
Commercial Paper	202,340,286	213,790,443
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	27,765,636	20,887,635

Total Liabilities	1,700,419,205	1,625,827,643

Commitments and Contingencies
Stockholders’ Equity :
Preferred Stock, $1 par value Shares authorized: 1,000,000 Issued: None	—	—
Common Stock, $1 par value Shares authorized: 110,000,000 Issued: 83,783,024 Outstanding: 80,381,558 in 2006 and 80,284,018 in 2005	83,783,024	83,783,024
Additional Paid In Capital	26,436,867	21,171,462

Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $11,985,958 in 2006 and $22,105,684 in 2005; unrealized gains (losses) on interest rate swap contract, net of tax, of $158,869 in 2006 and ($11,265) in 2005; unrealized (losses) on other long-term investments, net of tax, of ($225,178) in 2006 and ($394,560) in 2005)	11,919,649	21,699,859
Retained Earnings	714,671,163	667,535,056
Treasury Stock, at cost (shares, 3,401,466 in 2006 and 3,499,006 in 2005)	(38,033,577)	(38,197,225)

Total Stockholders’ Equity	798,777,126	755,992,176

Total Liabilities and Stockholders’ Equity	$2,499,196,331	$2,381,819,819

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from audited financial statements included in the Company’s 2005 Form 10-K.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues
Premiums - Property Casualty Insurance	$450,442,275	$412,565,810	$152,191,304	$141,615,762
Premiums - Life Insurance	34,479,582	30,873,739	11,639,879	10,570,000
Policy Charges - Life Insurance	27,879,497	26,724,411	9,122,277	8,701,242
Net Investment Income	67,107,526	70,510,093	26,306,786	24,615,505
Net Realized Investment Gains	2,351,790	4,356,678	563,838	1,359,094
Other Income	20,742,003	17,207,151	7,337,794	5,271,863

Total Revenues	603,002,673	562,237,882	207,161,878	192,133,466

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	346,567,600	323,277,862	118,436,125	110,019,051
Dividends to Policyholders	3,040,848	2,945,396	954,889	923,570
Amortization of Deferred Policy Acquisition Costs	94,853,824	81,997,955	33,603,764	28,468,283
Other Operating Expenses	58,639,498	50,685,119	16,873,615	18,171,081

Total Benefits, Losses and Expenses	503,101,770	458,906,332	169,868,393	157,581,985

Income Before Income Tax Expense	99,900,903	103,331,550	37,293,485	34,551,481
Income Tax Expense	27,017,340	28,103,143	10,055,812	9,448,577

Net Income	$72,883,563	$75,228,407	$27,237,673	$25,102,904

Net Income Per Share
- Basic	$0.91	$0.94	$0.34	$0.31

- Diluted	$0.90	$0.93	$0.34	$0.31

Weighted Average Shares Outstanding
- Basic	80,317,604	80,115,937	80,322,212	80,099,751

- Diluted	81,140,033	80,642,174	81,218,401	80,702,154

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net Income	$72,883,563	$75,228,407
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(111,649,677)	(97,587,643)
Amortization of Deferred Policy Acquisition Costs	94,853,824	81,997,955
Depreciation and Amortization	5,610,681	2,942,092
Stock-Based Compensation	3,144,050	391,278
Excess Tax Benefits from Stock-Based Compensation	(347,545)	—
Deferred Income Tax	938,662	1,543,488
Interest Credited on Policyholders’ Funds	21,522,053	21,283,510
Net Realized Investment Gains	(2,351,790)	(4,356,678)
Earnings in Equity-Method Investments	(1,235,928)	(6,305,177)
Other	286,269	2,798,963
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(342,428)	445,974
Accounts Receivable	(20,022,808)	(19,940,648)
Reinsurance Balances Receivable	1,706,225	2,735,993
Other Assets	(2,682,343)	(2,824,838)
Policy Reserves	18,429,465	5,497,345
Unearned Premiums	24,854,695	41,141,588
Amounts Held for Others	(577,696)	(335,600)
Other Liabilities	(1,922,048)	11,250,199
Due to/from Affiliates	(2,014,543)	(31,429,334)

Net Cash Provided by Operating Activities	101,082,681	84,476,874

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	16,197	21,285
Maturities and Redemptions of Fixed Maturities Available for Sale	222,514,204	310,445,474
Maturities and Redemptions of Other Investments	20,762,044	2,793,425
Sales of Fixed Maturities Available for Sale	80,217,567	90,906,484
Sales of Equity Securities	118,146,491	97,029,418
Sales of Other Investments	2,294,781	1,012,171
Distributions from Equity-Method Investments	304,062	1,816,428
Purchases of Fixed Maturities Available for Sale	(349,887,600)	(452,604,836)
Purchases of Equity Securities	(129,393,652)	(107,366,032)
Purchases of Other Investments	(30,011,588)	(25,144,829)
Origination of Consumer Loans Receivable	(59,633,776)	(56,562,331)
Principal Payments on Consumer Loans Receivable	53,617,567	44,940,915
Origination of Commercial Leases Receivable	—	(19,742,371)
Principal Payments on Commercial Leases Receivable	758,406	27,934,069
Net Change in Short-term Investments	(22,161,211)	(5,589,346)
Net Change in Receivable/Payable on Securities	(497,519)	327,127
Purchase of Subsidiary, Net of Cash Acquired	—	(12,702,438)

Net Cash Used in Investing Activities	(92,954,027)	(102,485,387)

Cash Flows From Financing Activities:
Change in Commercial Paper	(11,450,157)	19,489,954
Change in Notes Payable to Affiliates	6,878,001	11,651,382
Stockholder Dividends Paid	(25,747,456)	(23,060,256)
Purchases of Treasury Stock	(1,512,869)	(2,960,751)
Proceeds from Exercise of Stock Options	1,935,565	1,642,034
Excess Tax Benefits from Stock-Based Compensation	347,545	—
Deposits of Policyholders’ Funds	60,686,419	58,632,294
Withdrawal of Policyholders’ Funds	(46,633,729)	(40,560,078)

Net Cash Provided by (Used in) Financing Activities	(15,496,681)	24,834,579

Net Change in Cash	(7,368,027)	6,826,066
Cash - Beginning of Period	37,228,639	20,052,493

Cash - End of Period	$29,860,612	$26,878,559

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). The results of operations for the nine-month and three-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state, and may change in the future. Currently the Company’s statutory net income and surplus are the same under the State of Alabama and NAIC accounting practices.

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

Affiliates

Alfa Corporation is affiliated with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation is a wholly-owned subsidiary of Mutual. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Fire under a Strategic Affiliation Agreement signed in August 2001.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current fiscal year. Such reclassifications had no effect on previously reported net income or stockholders’ equity.

2. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at September 30, 2006. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled approximately $78 thousand and $1.8 million for the first nine months of 2006 and 2005, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

Approximately 16 legal proceedings against the Company’s life subsidiary were in process at September 30, 2006. Of the 16 proceedings, seven were filed in 2004, five were filed in 2003, three were filed in 1999, and one was filed in 1996.

In addition, one purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, two purported class action lawsuits are pending against the property casualty companies involving a number of issues and allegations which could affect the Company because of a pooling agreement between the companies. No class has been certified in any of these three purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

Commitments

Guarantees: The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1 million. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200 thousand. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire which agreed to guarantee, on behalf of Alfa Ventures II, LLC, the lesser of $25 million or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supersedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $1.4 million. During 2004, the Company’s property casualty subsidiaries entered into a third agreement with Fire in which Fire agreed to a guarantee, on behalf of EastChase Office, LLC. This guarantee was restructured during the second quarter of 2006, relieving the property casualty subsidiaries of any liability in the unlikely event of a guarantee call.

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At September 30, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of approximately $35.5 million. These commitments are included in other liabilities in the consolidated balance sheet.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2006, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$34,239,035	$23,400,000	$10,839,035	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	260,607,641	219,675,552	11,815,930	21,249,919	7,866,240

Total commercial commitments	$296,476,908	$243,312,552	$22,654,965	$21,249,919	$9,259,472

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

3. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income for the nine-month and three-month periods ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
Net Income	$72,883,563	$75,228,407	$27,237,673	$25,102,904
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	(8,591,062)	(9,451,355)	16,418,747	(11,292,913)
Unrealized Gain (Loss) on Interest Rate Swap Contract	170,134	1,184,472	(149,247)	506,476
Unrealized (Loss) on Other Long-term Investments	169,382	(54,864)	602,574	(46,000)
Less: Reclassification Adjustment for Net Realized Investment Gains	1,528,664	2,831,841	366,495	883,412

Total Other Comprehensive Income (Loss)	(9,780,210)	(11,153,588)	16,505,579	(11,715,849)

Total Comprehensive Income	$63,103,353	$64,074,819	$43,743,252	$13,387,055

4. EARNINGS PER SHARE

The following computations set forth the calculation of basic and diluted net income per common share and common shares equivalents for the nine-month and three-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net income	$72,883,563	$75,228,407	$27,237,673	$25,102,904

Weighted average number of common shares outstanding	80,317,604	80,115,937	80,322,212	80,099,751

Net income per common share - Basic	$0.91	$0.94	$0.34	$0.31

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net income	$72,883,563	$75,228,407	$27,237,673	$25,102,904

Weighted average number of common shares outstanding	80,317,604	80,115,937	80,322,212	80,099,751
Common share equivalents resulting from:
Dilutive stock options and restricted stock awards	822,429	526,237	896,189	602,403

Adjusted weighted average number of common and common equivalent shares outstanding	81,140,033	80,642,174	81,218,401	80,702,154

Net income per common share - Diluted	$0.90	$0.93	$0.34	$0.31

5. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$283,443,529	$254,835,215	$95,963,744	$87,982,749
Homeowner premiums	155,108,389	146,323,011	52,258,978	49,826,883
Other premiums	11,890,357	11,407,584	3,968,582	3,806,130

Total earned premiums	450,442,275	412,565,810	152,191,304	141,615,762
Net investment income	28,777,448	29,470,496	10,230,689	11,232,799
Other income	10,243,753	6,851,474	3,410,313	2,628,994
Net realized investment (losses)	(2,868,338)	(466,437)	(1,307,827)	(791,113)

Total Property Casualty Insurance	486,595,138	448,421,343	164,524,479	154,686,442

Life Insurance
Premiums and policy charges
Universal life policy charges	16,278,361	15,479,023	5,483,051	5,198,805
Universal life policy charges - COLI	3,246,203	3,036,947	768,040	774,624
Interest sensitive life policy charges	8,354,933	8,208,441	2,871,186	2,727,813
Traditional life insurance premiums	33,986,505	30,356,987	11,637,816	10,570,000
Group life insurance premiums	493,077	516,752	2,063	—

Total premiums and policy charges	62,359,079	57,598,150	20,762,156	19,271,242
Net investment income	41,602,491	37,950,580	14,296,139	12,661,843
Net realized investment gains	5,273,493	4,773,277	1,882,950	2,103,119

Total Life Insurance	109,235,063	100,322,007	36,941,245	34,036,204

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	969,080	1,278,429	166,548	371,797
Loan income (loss), net of expense	(273,675)	3,208,264	3,044,541	1,119,640
Other investment income	70,699	1,772,947	65,824	568,610

Total net investment income	766,104	6,259,640	3,276,913	2,060,047

Other income
Fee/commission income	27,787,485	17,703,004	9,059,945	5,868,804
Other income	920,509	1,017,675	258,241	258,475

Total other income	28,707,994	18,720,679	9,318,186	6,127,279

Net realized investment gains (losses)	(53,365)	49,838	(11,285)	47,088

Total Noninsurance	29,420,733	25,030,157	12,583,814	8,234,414

Corporate and Eliminations
Net investment income (loss)	(4,038,517)	(3,170,623)	(1,496,955)	(1,339,184)
Other income (loss)	(18,209,744)	(8,365,002)	(5,390,705)	(3,484,410)

Total Corporate and Eliminations	(22,248,261)	(11,535,625)	(6,887,660)	(4,823,594)

Total revenues	$603,002,673	$562,237,882	$207,161,878	$192,133,466

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

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$40,841,607	$45,192,022	$13,697,061	$15,394,159
Net investment income	28,777,448	29,470,496	10,230,689	11,232,799
Other income	10,243,753	6,851,474	3,410,313	2,628,994

Pretax operating income	79,862,808	81,513,992	27,338,063	29,255,952
Income tax expense	20,800,341	20,286,709	6,875,635	7,567,349

Operating income, net of tax	59,062,467	61,227,283	20,462,428	21,688,603
Net realized investment (losses), net of tax	(1,864,420)	(303,184)	(850,088)	(514,222)

Net income	57,198,047	60,924,099	19,612,340	21,174,381

Life Insurance
Pretax operating income	22,482,904	20,728,309	8,585,952	6,004,445
Income tax expense	7,057,381	6,083,622	2,749,207	1,495,485

Operating income, net of tax	15,425,523	14,644,687	5,836,745	4,508,960
Net realized investment gains, net of tax	3,427,770	3,102,630	1,223,917	1,367,027

Net income	18,853,293	17,747,317	7,060,662	5,875,987

Noninsurance
Pretax operating income (loss)	225,019	1,569,776	2,904,950	(14,624)
Income tax (benefit) expense	93,386	455,531	968,048	(45,577)

Operating income, net of tax	131,633	1,114,245	1,936,902	30,953
Net realized investment gains (losses), net of tax	(34,687)	32,395	(7,335)	30,608

Net income	96,946	1,146,640	1,929,567	61,561

Corporate and Eliminations
Pretax operating (loss)	(5,021,617)	(4,837,205)	(2,099,317)	(2,053,387)
Income tax (benefit)	(1,756,894)	(247,556)	(734,421)	(44,362)

Operating (loss), net of tax	(3,264,723)	(4,589,649)	(1,364,896)	(2,009,025)
Net realized investment gains (losses), net of tax	—	—	—	—

Net (loss)	(3,264,723)	(4,589,649)	(1,364,896)	(2,009,025)

Total net income	$72,883,563	$75,228,407	$27,237,673	$25,102,904

Segment assets and the segment asset reconciliation are as follows:

	September 30, 2006	December 31, 2005
Segment Assets:
Property Casualty Insurance	$955,537,643	$883,472,822
Life Insurance	1,228,481,401	1,172,492,120
Noninsurance	318,973,777	329,131,287
Corporate and Eliminations	(3,796,490)	(3,276,410)

Total assets	$2,499,196,331	$2,381,819,819

Assets:
Allocated to segments	$3,551,254,958	$3,402,766,965
Eliminations	(1,052,058,627)	(1,020,947,146)

Total assets	$2,499,196,331	$2,381,819,819

The following summary reconciles significant segment items to the Company’s consolidated condensed financial statements:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Premiums - Property Casualty Insurance	$450,442,275	$412,565,810	$152,191,304	$141,615,762
Premiums - Life Insurance	34,479,582	30,873,739	11,639,879	10,570,000
Policy charges - Life Insurance	27,879,497	26,724,411	9,122,277	8,701,242
Net investment income	67,107,526	70,510,093	26,306,786	24,615,505
Net realized investment gains	2,351,790	4,356,678	563,838	1,359,094
Other income	20,742,003	17,207,151	7,337,794	5,271,863

Total revenues	$603,002,673	$562,237,882	$207,161,878	$192,133,466

Income before income taxes:
Underwriting profit	$21,722,020	$27,969,751	$7,986,874	$8,736,763
Other income	20,742,003	17,207,151	7,337,794	5,271,863
Other expense	(12,022,436)	(16,712,123)	(4,901,807)	(5,431,744)
Net investment income	67,107,526	70,510,093	26,306,786	24,615,505
Net realized investment gains	2,351,790	4,356,678	563,838	1,359,094

Income before income taxes	$99,900,903	$103,331,550	$37,293,485	$34,551,481

Income taxes:
Allocated to segments	$26,194,214	$26,578,306	$9,858,469	$8,972,894
Allocated to net realized investment gains	823,126	1,524,837	197,343	475,683

Total income tax	$27,017,340	$28,103,143	$10,055,812	$9,448,577

6. STOCK-BASED COMPENSATION

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. At September 30, 2006, 3,191,906 shares were available for grant.

It is the Company’s policy to issue treasury shares upon exercise of options or release of awards. The Company currently has a stock repurchase program to repurchase its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At September 30, 2006, 3,385,466 treasury shares were available for issuance.

Adoption of New Standard

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company determined the fair value of these awards using the Black-Scholes-Merton option pricing model. Under SFAS No. 123(R), an estimate is made for the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation cost that will be ultimately recognized. In addition, the non-substantive vesting period approach is used for attributing stock compensation to individual periods for awards to retirement eligible employees, which requires recognition of compensation expense immediately for such grants or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense to be recognized but will impact the timing of expense recognition. The effects on the amount of expense the Company recorded in the nine-month and three- month periods ended September 30, 2006 were an increase of $943 thousand and a decrease of $29 thousand, respectively. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Prior to adoption and consistent with the provisions of SFAS No. 123, the Company used the intrinsic value based method to account for stock options issued under the 1993 Plan and provided pro forma disclosures as if the fair value based method had been applied. The Company accounted for the 2005 Plan under SFAS No. 123 using the recognition and measurement principles of the fair value method.

Share-Based Compensation Expense

As a result of adopting SFAS No. 123(R), the Company’s share of compensation expense during the nine months ended September 30, 2006 related to stock options was $1.8 million, restricted share awards was $508 thousand and tax benefits of $808 thousand. Compensation cost for share-based payment arrangements reduced the Company’s net earnings by $1.5 million and diluted earnings per share by $0.02 for the first nine months of 2006. For the nine months ended September 30, 2005, share-based compensation was $391 thousand, principally related to restricted awards and dividend equivalents on options granted in prior years and tax benefits of $137 thousand. These expenses are allocated to the Company based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K).

The Company’s share of compensation expense for the three months ended September 30, 2006 related to stock options was $368 thousand, restricted share awards was $109 thousand, and tax benefits of $167 thousand. For the three months ended September 30, 2006, compensation cost for share-based payment arrangements reduced net earnings by $310 thousand and diluted earnings per share by $0.002. For the three months ended September 30, 2005, share-based compensation was $148 thousand, principally related to restricted awards and dividend equivalents on options granted in prior years and tax benefits of $52 thousand.

The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements were $348 thousand and $211 thousand for the nine-month and three-month periods ended September 30, 2006. This reduced cash flows from operating activities and increased cash flows for financing activities compared to amounts that would have been reported if the standard had not been adopted.

The following table shows total share-based compensation expense included in the Consolidated Condensed Statements of Income:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net Investment Income	$33,224	$—	$12,002	$—
Benefits, Claims, Losses and Settlement Expenses	124,107	—	40,386	—
Other Operating Expenses	2,986,720	391,278	429,478	148,215
Less: Deferred Policy Acquisition Costs	(1,402,349)	—	(150,396)	—
Add: Amortization of Deferred Policy Acquisition Costs	566,667	—	145,835	—

	2,308,369	391,278	477,305	148,215
Income tax benefits	(807,929)	(136,948)	(167,057)	(51,876)

Total share-based compensation expense	$1,500,440	$254,330	$310,248	$96,339

Pro forma Compensation Expense

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of share-based employee compensation in 2005.

		Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income, as reported		$75,228,407	$25,102,904
Add:	Total share-based compensation expense included in reported net income, net of tax effect	254,330	96,339
Less:	Total share-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,727,394)	(578,272)

Pro forma net income		$73,755,343	$24,620,971

Earnings per share, as reported
	- Basic	$0.94	$0.31
	- Diluted	$0.93	$0.31

Pro forma earnings per share
	- Basic	$0.92	$0.31
	- Diluted	$0.91	$0.31

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

Amounts disclosed in this section represent gross amounts under the 2005 Plan.

Summarized information for stock option grants for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	3,108,654	$11.58
Add (deduct):
Granted	452,000	$16.11
Exercised	(183,769)	$(10.59)
Forfeited	(5,398)	$(13.25)
Expired	(8,102)	$(9.91)

Outstanding, September 30, 2006	3,363,385	$12.24	5.92	$16,905,859

Exercisable, September 30, 2006	2,413,562	$11.18	4.85	$14,690,276

The weighted-average grant-date fair value of equity options granted during the nine months ended September 30, 2006 and 2005 was $5.97 and $6.09, respectively.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $1.1 million and $1.5 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2006 (for outstanding options), less the applicable exercise price. Cash received from option exercises totaled $1.9 million and $1.8 million during the nine months ended September 30, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the same periods was $322 thousand and $447 thousand, respectively, based on deductions from earnings of $921 thousand and $1.3 million, respectively.

At September 30, 2006, there was $2.4 million of unrecognized compensation expense related to nonvested stock options granted that are expected to be charged to expense over a weighted-average period of 0.86 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 5.85 - $ 11.65	1,404,588	3.74	$9.39	1,404,588	$9.39
$ 13.25 - $ 14.43	1,504,797	6.90	$13.74	1,008,307	$13.68
$ 15.59 - $ 16.54	454,000	9.42	$16.11	667	$16.36

$ 5.85 - $ 16.54	3,363,385	5.92	$12.24	2,413,562	$11.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions and range of assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.57% - 4.96%	4.38%
Expected life (in years)	7.5	7.5
Expected volatility	38% - 39%	46%
Expected dividend yield	2.4% - 2.8%	2.4%

•	Risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury note yield rate in effect on the date of the grant with a maturity approximating the expected term.

•	Expected life or term of the stock options granted is derived from historical analysis and represents the period of time that share options are expected to be outstanding.

•	Expected volatility is based on historical volatility of the Company’s shares over a period equal to the expected life of each option grant.

•	Expected dividend yield is the expected dividend to be paid on the underlying share.

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

Amounts disclosed in this section represent gross amounts under the 2005 Plan.

Summarized information for nonvested restricted shares awards for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2006	77,765	$14.61
Add (deduct):
Granted	76,328	$16.12
Vested	(12,271)	$14.63
Forfeited	—	$—

Outstanding, September 30, 2006	141,822	$15.42

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

The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $199 thousand and $0, respectively. During the nine months ended September 30, 2006, 12,271.4447 shares were released with 12,271 shares issued from treasury shares and fractional shares paid in cash.

At September 30, 2006, there was $706 thousand of unrecognized compensation expense related to restricted share awards that are expected to be charged to expense over a weighted-average period of 1.68 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

7. OTHER LONG-TERM INVESTMENTS AND OTHER LONG-TERM INVESTMENTS IN AFFILIATES

Included in the Company’s “Other Long-term Investments” and “Other Long-Term Investments in Affiliates” are investments in partnerships of $68,715,650 and $23,341,377 at September 30, 2006, respectively. At December 31, 2005, investments in partnerships included in these categories were $48,044,290 and $21,583,991, respectively.

8. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005:

	Nine Months Ended September 30,
	2006	2005
Release of restricted stock	$102,913	$—
Business combinations:
Treasury stock issued	$—	$5,000,000
Contingent consideration	$—	$4,348,088

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$10,760,608	$8,458,889
Income Taxes	$30,054,988	$27,439,795

9. LOAN PORTFOLIO

During the second quarter of 2006, the Company discovered irregularities in certain loan transactions. Through an investigation of the irregularities it was determined that fraudulent loan transactions had been initiated by one of the Company’s agents. It was determined through a portfolio review that the acts were limited to this single employee. The fraudulent activities have been evaluated by the Company and it has been determined that the effect in any prior reporting period is deemed to be immaterial. The financial impact recorded during the second quarter of 2006 was a reduction of net income of $3.5 million and basic and diluted earnings per share of $0.04. During the third quarter, the Company recorded estimated insurance recoveries, net of tax, of $1.3 million. These recoveries impacted basic and diluted earnings per share by $0.02. The second and third quarter adjustments are not material to any prior period and will not be material to the financial statements for the current year.

10. PLAN OF CONVERSION OF VIRGINIA MUTUAL INSURANCE COMPANY

During the third quarter of 2006, the Company executed a Plan of Conversion of Virginia Mutual Insurance Company. Under the agreement, Virginia Mutual Insurance Company plans to convert from a mutual company to a stock company and simultaneously merge with a wholly-owned subsidiary of the Company. As a result of this mutual conversion, Virginia Mutual’s excess surplus will be distributed to eligible policyholders and the Company will recapitalize the business in a new subsidiary, Alfa Alliance Insurance Corporation, herein referred to as the “Restructuring”. Virginia Mutual and the Alfa companies have participated in a Strategic Affiliation Agreement since 2001. The Virginia State Corporation Commission (the “Commission), which includes the Bureau of Insurance (the primary regulator of Virginia Mutual under applicable Virginia law), conducted a public hearing on the Restructuring on October 3, 2006. The Commission subsequently issued an Order dated October 4, 2006, approving the Plan and finding that the terms of the Restructuring are fair and equitable to the Virginia Mutual policyholders. Virginia law requires that the Restructuring cannot be completed without the affirmative vote of the Virginia Mutual policyholders. A special meeting of the Virginia Mutual policyholders, held for the purpose of permitting such vote, will be held on Wednesday, November 29, 2006. It is anticipated that, subject to policyholder approval, the Restructuring will become effective January 1, 2007.

11. FINANCIAL ACCOUNTING DEVELOPMENTS

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is currently preparing for the adoption of this statement and continues to assess the impact this statement will have on its financial position or results of operations at the time of adoption.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value. It also outlines the framework for measuring fair value and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its financial position or results of operations at the time it is adopted.

The FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), in September 2006. This statement will require a company to recognize on a prospective basis an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur as a component of other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements of the statement are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no management or operational employees. Refer to Item 1. Business of the Company’s 2005 annual report on Form 10-K for a more detailed discussion of personnel. As discussed in Note 10, the Company executed a Plan of Conversion of Virginia Mutual Insurance Company during the third quarter of 2006. Virginia Mutual Insurance Company has a frozen defined benefit retirement plan. Subject to policyholder approval, Virginia Mutual Insurance Company will be restructured to form a new subsidiary of Alfa Corporation effective January 1, 2007. The Company is currently evaluating the impact this statement will have on its financial position or results of operations at the time it is adopted.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies use a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. This bulletin must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a significant impact on its financial position or results of operations at the time it is adopted.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Alfa Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Alfa Corporation and its subsidiaries as of September 30, 2006 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP

Birmingham, Alabama

November 8, 2006

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such a report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of September 30, 2006, compared with December 31, 2005 and the results of operations for the nine-month and three-month periods ended September 30, 2006 and September 30, 2005. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements that are included in this Form 10-Q and the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the annual report to stockholders for the year ended December 31, 2005 on Form 10-K.

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.9% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation is a wholly-owned subsidiary of Mutual. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Fire under a Strategic Affiliation Agreement signed in August 2001.

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

In the first nine months of 2006, property casualty insurance operations accounted for 80.7% of revenues and 78.5% of net income. Life insurance operations generated 18.1% of revenues and 25.9% of net income. Noninsurance operations, combined with corporate operations and eliminations, generated 1.2% of revenues and resulted in a net loss of $3.2 million or 4.4% of net income.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized as compensation expense based on fair value at date of grant. Prior to January 1, 2006, the Company accounted for stock options to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, recognized no compensation cost for employee stock options granted at market value on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective method, therefore no prior period results have been restated. The valuation model used to value stock options under SFAS No. 123(R) is the Black-Scholes-Merton model, which is the same valuation model that was used prior to January 1, 2006 for pro forma disclosures under SFAS No. 123. Under SFAS No. 123(R) an estimate must be made of the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation cost that will be ultimately recognized. In addition, the amount of compensation cost to be recognized is based on non-substantive vesting periods attributable to retirement eligible employees. Alfa’s total fair-value-based compensation expense associated with stock options that were not vested at January 1, 2006 was $3.6 million and the weighted average period over which this expense will be recognized is 0.74 years. The Company shares compensation cost with Mutual based on Alfa’s Management and Operating Agreement (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 60% of the Company’s liabilities are reported at September 30, 2006 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in the Notes to Consolidated Financial Statements in the Company’s annual report for 2005 on Form 10-K.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $2.1 million were recorded in the first nine months of 2006 on equity securities with no writedowns on fixed maturities. During the same period in 2005, writedowns of $638 thousand and $671 thousand were recorded on equity securities and fixed maturities, respectively.

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

As a result of the investigation, the results of operations for the nine months ended September 30, 2006, include a second quarter write off of loans totaling $5.5 million in Financial’s loan portfolio offset by a third quarter accrual for estimated insurance recoveries of $2.0 million. This net write off had an impact, after taxes, on net income of $2.3 million or $0.02 per diluted share for the nine months ended September 30, 2006. It was determined that the fraudulent transactions were limited to the acts of a single agent. Of the $6.2 million loan portfolio originated by this agent, it has been determined that $5.5 million were fraudulently originated. Insurance recoveries of $2 million were received by the Company in October 2006. Although there is the potential for recoveries from civil actions, the amounts and timing of such recoveries cannot be estimated at this time.

The following table sets forth consolidated summarized income statement information for the nine-month and three-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premiums	$450,442	$412,566	9%	$152,191	$141,616	7%
Life insurance premiums and policy charges	62,359	57,598	8%	20,762	19,271	8%

Total premiums and policy charges	$512,801	$470,164	9%	$172,953	$160,887	7%

Net investment income	$67,108	$70,510	(5)%	$26,307	$24,616	7%

Other income	$20,742	$17,207	21%	$7,338	$5,272	39%

Total revenues	$603,003	$562,238	7%	$207,162	$192,133	8%

Net income
Insurance operations
Property casualty insurance	$59,062	$61,227	(4)%	$20,462	$21,688	(6)%
Life insurance	15,425	14,644	5%	5,837	4,510	29%

Total insurance operations	$74,487	$75,871	(2)%	$26,299	$26,198	0%
Noninsurance operations	132	1,114	(88)%	1,937	30	6357%
Net realized investment gains, net of tax	1,529	2,832	(46)%	366	883	(59)%
Corporate	(3,264)	(4,589)	(29)%	(1,364)	(2,008)	(32)%

Net income	$72,884	$75,228	(3)%	$27,238	$25,103	9%

Net income per share
- Basic	$0.91	$0.94	(3)%	$0.34	$0.31	8%

- Diluted	$0.90	$0.93	(4)%	$0.34	$0.31	8%

Weighted average shares outstanding
- Basic	80,317,604	80,115,937		80,322,212	80,099,751

- Diluted	81,140,033	80,642,174		81,218,401	80,702,154

Consolidated results of operations have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•	During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company has provided for a charge of $5.5 million on a pretax basis and $3.6 million on an after tax basis or a $0.04 impact on earnings per share in the second quarter to write-off these fraudulently originated loans.

•	During the third quarter of 2006, the Company recorded estimated insurance recoveries relating to the fraudulent loan activity of $2 million on a pretax basis and $1.3 million on an after tax basis or a $0.02 impact on earnings per share in the third quarter. Such recoveries were received by the Company in October 2006.

Revenues

Total premiums and policy charges increased $42.6 million, or 9% for the first nine months of 2006 and increased $12.1 million, or 7% during the third quarter.

Property Casualty Insurance: Property casualty insurance earned and written premiums for the first nine months of 2006 increased $37.9 million and $27.5 million, respectively. For the three months ending September 30, 2006, earned and written premiums increased $10.6 million and $7.8 million, respectively. The following table shows the Company’s growth in earned and written premium comparing the nine months ended September 30, 2006 and 2005.

	Nine-Month Comparison
	Earned Premium Growth	Written Premium Growth
Property Casualty Insurance
Personal lines
Automobile	11.6%	10.7%
Homeowner[1]	7.0%	6.3%
Farmowner	5.7%	7.8%
Other	3.0%	2.6%

Total personal lines	9.7%	9.1%
Commercial lines	(2.4)%	(1.9)%
Reinsurance ceded	28.2%	20.7%
Reinsurance assumed	8.0%	(32.0)%

Total property casualty insurance	9.2%	6.1%

[1]	Homeowner includes Homeowner and Manufactured Home

The growth in the Automobile line is attributable to the addition of AVIC to the pool. AVIC writes nonstandard auto business and contributed $23.4 million of the earned premium increase and $21.2 million of the written premium increase. AIC and AGI, which have a broader line of insurance products, contributed $13.9 million of the personal and commercial lines net increase in earned premiums and $15.8 million of the personal and commercial lines net increase in written premiums. AIC and AGI’s internal growth for the Automobile line was $5.1 million for earned premium and $6.7 million for written premium as there were no major rate changes impacting growth in 2006. The Homeowner line earned premium growth of $7.7 million and written premium growth of $7.5 million was impacted by three rate increases across both preferred and standard lines. The Farmowner earned and written premium growth of $1.1 million and $1.6 million, respectively, was impacted by a rate increase in the last quarter of 2005. Other personal lines earned premium growth was $352 thousand and commercial lines earned premium declined $309 thousand.

Reinsurance ceded earned premium increased 28.2% or $740 thousand due to increases in the Company’s catastrophe reinsurance premiums. Reinsurance assumed earned premium increased 8.0% or $1.3 million due to a $1.7 million increase in the assumed premium from the state of Texas through AVIC offset by a $285 thousand decrease in the assumed reinsurance premium from Virginia Mutual’s quota share reinsurance treaty. The 32.0% decrease in reinsurance assumed written premium is related to Virginia Mutual being added to the pool in 2005.

The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group. Under the Pooling Agreement, the Company’s property casualty subsidiaries along with other members of the Mutual Group cede their direct property casualty business which includes premiums, losses and underwriting expenses to Mutual. Mutual retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Company’s share of the pool was 65% during both 2006 and 2005, therefore pooling did not impact premium growth. Because premiums are allocated according to the Pooling Agreement, policy count data is not applicable to the Company. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for additional detail of the Pooling Agreement.

Life Insurance: Life insurance premiums and policy charges increased $4.8 million, or 8%, for the first nine months of 2006 and $1.5 million, or 8%, for the three months ended September 30, 2006.

Life insurance premiums increased $3.6 million or, 12% for the first nine months of 2006 and $1.1 million or, 10% for the three months ended September 30, 2006 primarily as a result of an increase in term life premiums of $3.5 million and an increase of 7.8% in term life policies inforce year to date and an increase in term life premiums of $1.3 million for the quarter ended September 30, 2006. The introduction of the return of premium level term life product contributed $2.2 million of the $3.6 million increase in life insurance premiums during the first nine months of 2006 and $900 thousand of the $1.1 million increase for the three months ended September 30, 2006.

Life insurance policy charges increased $1.2 million during the first nine months of 2006 and $421 thousand for the three months ended September 30, 2006. The year to date increase of $1.2 million is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.1% in the number of universal life policies inforce. The persistency ratio for life business was 91.0% and 91.1% at September 30, 2006 and 2005, respectively. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at September 30, 2006 and 2005 as a percentage of the annualized premium paid at September 30, 2006 and 2005, respectively. The following table shows the growth in policies inforce and inforce annualized premium, comparing the first nine months of 2006 and 2005:

	Nine-Month Comparison
	Policies Inforce Growth	Inforce Annualized Premium Growth
Life Insurance
Universal life	0.1%	2.0%
Universal life - COLI	3.9%	(0.2)%
Interest sensitive life	1.9%	1.4%
Traditional life	1.3%	12.3%
Group life	(0.9)%	(1.5)%
Annuities	100.0%	100.0%

Total life insurance	1.1%	5.8%

Policies inforce grew for all lines overall, except group life that showed a slight decrease in inforce policies. Group life represents only 0.9% of total inforce policies at September 30, 2006. The slight increase in traditional life was the result of a decline in the direct mail product offering of term insurance. Inforce annualized premium growth was 5.8%, with the largest increase in traditional life at 12.3%.

Net investment income decreased $3.4 million, or 5% for the nine months ended September 30, 2006 and increased $1.7 million, or 7% for the three months ended September 30, 2006. The year to date reduction is due to the $3.5 million increase in net loan losses as a result of collateral loans written off during the second quarter of 2006, increased interest costs on commercial paper and notes payable, declines in partnership income offset by increases in interest income on fixed maturities, dividend income on equity securities and interest income on collateral loans and short-term investments. The quarter to date increase is due to insurance recoveries accrued during the quarter of $2 million. Positive cash flows resulted in an increase in invested assets of 4% in the nine months since December 31, 2005.

Other income increased $3.5 million, or 21% and $2.1 million, or 39% for the nine and three months ended September 30, 2006, respectively, due to an increase in fee income from AVIC.

Net Income

Operating income for the property casualty subsidiaries decreased by $2.2 million, or 4%, for the nine months ended September 30, 2006 and $1.2 million, or 6%, for the three months ended September 30, 2006. For the nine months ended September 30, 2006, AVIC and Virginia Mutual operating income decreased $105 thousand as a result of increases in both AVIC’s loss ratio of 4.4% and loss adjustment expense (LAE) ratio of 1.3%, a 4.4% increase in Virginia Mutual’s loss ratio offset by increased production in AVIC, a 2.8% improvement in AVIC’s expense ratio and increases in AVIC’s net investment income of $1.3 million. AIC and AGI operating income decreased $2.1 million as a result of increases in the LAE ratio of 0.5% and the expense ratio of 2.6% and decreases in net investment income of $2 million offset by premium growth of 3.4% and a decline in the loss ratio of 2.8%. For the three months ended September 30, 2006, AVIC and Virginia Mutual operating income decreased $767 thousand as a result of increases in AVIC’s loss and LAE ratios and an increase in Virginia Mutual’s loss ratio offset by AVIC production increases and increases in AVIC net investment income. AIC and AGI operating income decreased $461 thousand as a result of increases in the LAE ratio of 0.2% and the expense ratio of 1.3% and decreases in net investment income of $1.6 million offset by premium growth of 2.9% and a decline in the loss ratio of 1.8%.

Life insurance operating income increased $781 thousand, or 5%, for the nine months ended September 30, 2006 as a result of an increase in the mortality ratio to 103% of expected for the nine month period ended September 30, 2006, compared to 95% of expected for the comparable period in 2005 offset by premiums and policy charges growth of 8% and net investment income growth of 10%. For the three months ended September 30, 2006, operating income increased $1.3 million, or 29% as a result of a decrease in the mortality ratio to 103% of expected for the quarter compared to 111% of expected for the same three-month period ended September 30, 2005, a decrease of $1.3 million in operating expenses and revenue growth of $3.1 million. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, for the nine-month reporting period in 2006, the Company experienced less favorable financial results when compared to the same periods in 2005 due to the higher mortality ratio. In contrast, the Company experienced more favorable results in the three months ending September 30, 2006 when compared to the same period in 2005 due to a lower mortality ratio.

Noninsurance operating income decreased $982 thousand to an operating profit of $132 thousand for the nine months ended September 30, 2006. Agency operations increased operating income by $2 million, loan operations decreased operating income by $3.2 million, commercial leasing operations increased operating income by $480 thousand and ABC decreased operating income by $256 thousand. For the three months ended September 30, 2006 compared to the same period in 2005, Noninsurance operating income increased $1.9 million to an operating profit of $1.9 million. Agency operations increased operating income by $870 thousand, loan operations increased operating income by $631 thousand, commercial leasing operations increased operating income by $483 thousand and ABC decreased operating income by $77 thousand.

Corporate expenses decreased by $1.3 million for the nine months ended September 30, 2006 and $644 thousand for the three months ended September 30, 2006. Current year results were impacted by increased costs on the Company’s short-term borrowings offset by other expense reductions such as legal costs, amortization of deferred acquisition costs and income taxes.

Realized investment gains, net of tax, declined $1.3 million, or 46%, for the nine months ended September 30, 2006 as a result of lower gains on equity securities and increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $1.3 million in the nine first months of 2005 to $2.1 million in 2006. For the three months ended September 30, 2006, realized investment gains, net of tax, declined $517 thousand, or 59% as a result of increased losses on tax credit partnerships and writedowns during the quarter. On a pretax basis, writedowns increased from $26 thousand in the three months ended September 30, 2005 to $293 thousand in the same period in 2006.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI and AVIC, for the nine-month and three-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)
Earned premiums
Personal lines	$423,372	$385,794	10%	$143,222	$132,638	8%
Commercial lines	12,326	12,635	(2)%	4,115	4,224	(3)%
Reinsurance ceded	(3,367)	(2,627)	28%	(1,418)	(967)	47%
Reinsurance assumed	18,111	16,764	8%	6,272	5,721	10%

Total earned premiums	$450,442	$412,566	9%	$152,191	$141,616	7%

Net underwriting income	$40,842	$45,192	(10)%	$13,697	$15,394	(11)%

Loss ratio	58.5%	60.5%		59.0%	59.2%
LAE ratio	4.9%	4.0%		4.9%	4.4%
Expense ratio	27.6%	24.5%		27.1%	25.5%
GAAP basis combined ratio	91.0%	89.0%		91.0%	89.1%
Underwriting margin	9.0%	11.0%		9.0%	10.9%

Net investment income	$28,777	$29,470	(2)%	$10,231	$11,232	(9)%

Other income and fees	$10,244	$6,851	50%	$3,410	$2,629	30%

Pretax operating income	$79,863	$81,513	(2)%	$27,338	$29,255	(7)%

Operating income, net of tax	$59,062	$61,227	(4)%	$20,462	$21,688	(6)%

Net realized investment (losses), net of tax	$(1,864)	$(303)	515%	$(850)	$(514)	65%

Net income	$57,198	$60,924	(6)%	$19,612	$21,174	(7)%

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

Property casualty insurance premiums increased $37.9 million, or 9%, for the nine months ending September 30, 2006 with AVIC contributing $25.1 million and AIC and AGI contributing $13.1 million of the increase. Virginia Mutual earned premium decreased slightly to $16.0 million for the nine month period ending September 30, 2006 compared to $16.3 million for the same period in 2005. For the quarter ending September 30, 2006, property casualty premiums increased $10.6 million, or 7%, with AVIC contributing $7.0 million and AIC and AGI contributing $3.7 million of the increase. Virginia Mutual earned premium decreased $200 thousand for the three months ending September 30, 2006 compared to the same period in 2005.

AVIC’s increase is a result of all nine states being active during 2006 and overall production increases. AVIC and Virginia Mutual premium is reported as $35.7 million of personal lines earned premiums and $18.0 million of reinsurance assumed earned premiums in the table above for 2006 and $12.3 million of personal lines and $16.6 million of reinsurance assumed premiums for 2005. For the three months ended September 30, 2006, AVIC and Virginia Mutual premium is reported as $13 million of personal lines earned premiums and $6.2 of reinsurance assumed earned premium in the table above and $6.7 million of personal lines and $5.7 million of reinsurance assumed premiums for the same period in 2005.

AIC and AGI contributed $13.1 million of earned premium growth during the first nine months of 2006 and $3.7 million during the three months ended September 30, 2006. The growth from AIC and AGI is related to increases in personal lines. During the first nine months of 2006, earned premium for homeowner and manufactured home increased $7.7 million, automobile increased $5.1 million and farmowner increased $1.1 million offset by increases in ceded catastrophe premium of $740 thousand.

The loss ratio for the nine months ended September 30, 2006 related to AVIC business (including 0.2% of storm losses) was 64.4% and Virginia Mutual was 49.6%, which represents 7.1% of the overall loss ratio of 58.5%. For the comparable period in 2005, the loss ratio for AVIC was 60.1% and Virginia Mutual was 45.2%, which represents 3.6% of the overall loss ratio of 60.5%. Also included in the loss ratio are 3.1% of catastrophe losses for 2006 and 2.8% for 2005. The Company has $13.8 million in gross catastrophe losses during the nine months ending September 30, 2006 due to severe weather occurring in the first and second quarters compared to $11.6 million in similar losses in the first quarter of 2005. The effect of claims from these events impacted underwriting results by $0.11 and $0.09 per share in 2006 and 2005, respectively, after taxes. The Company’s allocated share of catastrophe loses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program included in the Company’s annual report for 2005 on Form 10-K.

The loss ratio for the three months ended September 30, 2006 related to AVIC business was 65.8% and Virginia Mutual was 64.3%, which represents 8.2% of the overall quarterly loss ratio of 59.0%. For the comparable period in 2005, the loss ratio for AVIC was 58.4% and Virginia Mutual was 45.4%, which represents 4.6% of the overall quarterly loss ratio of 59.2%.

The loss ratio for AIC and AGI declined from 61.1% as of September 30, 2005 to 58.3% as of September 30, 2006. The overall loss ratio declined 2.0% from 60.5% in 2005 to 58.5% in 2006. For the quarter ending September 30, 2006, the loss ratio for AIC and AGI was 58.0%, a decrease of 1.8% from the comparable period in 2005. The overall quarterly loss ratio declined 0.2% from 59.2% in 2005 to 59.0% in 2006.

AVIC impacted the LAE ratio by 0.9% in the first nine months of 2006 compared to 0.3% for the same period in 2005. Technology costs have impacted the LAE ratio by 0.1% in 2006. For the three months ended September 30, 2006, AVIC impacted the LAE ratio by 1.0% compared to 0.5% for the same period in 2005. Technology costs have impacted the LAE ratio by 0.1% for the three months ended September 30, 2006.

For the nine months ended September 30, 2006, the expense ratio has been impacted 3.3% by AVIC’s expense structure, 1.3% by Virginia Mutual, 0.4% with the adoption of SFAS No. 123(R) and 0.9% due to technology costs. For the same period in 2005, the expense ratio was impacted 1.3% by AVIC and 1.4% by Virginia Mutual. For the three months ended September 30, 2006, the expense ratio has been impacted 3.6% by AVIC’s expense structure, 1.2% by Virginia Mutual, 0.2% with the adoption of SFAS No. 123(R) and 1.3% due to technology costs. For the same three-month period in 2005, the expense ratio was impacted 2.0% by AVIC and 1.4% by Virginia Mutual.

The overall higher expense structures of AVIC and Virginia Mutual, along with the impact of SFAS No. 123(R) and technology costs offset by a decline of 2.0% in the overall loss ratio produced an underwriting margin of 9.0% in 2006, compared with 11.0% in 2005. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses. For the quarter ending September 30, 2006, the underwriting margin was 9.0% compared to 10.9% for the same period in 2005. This decrease of 1.9% was due to the overall higher expense structure for AVIC and Virginia Mutual, impact of SFAS No. 123(R) and increased technology costs offset by a slight decline in the overall quarterly loss ratio of 0.2%.

Other income and fees increased $3.4 million and $781 thousand for the nine and three months ended September 30, 2006, respectively, due to an increase in fee income from AVIC.

Net investment income decreased 2% for the nine months ended September 30, 2006, as a result of lower partnership income and a decline in interest income on fixed maturities offset by increases in dividend income, short-term investments and interest income on collateral loans. For the three months ended September 30, 2006 compared to the same period in 2005, net investment income declined 9% due to lower partnership income and a decline in interest income on fixed maturities offset by increases in dividend income, short-term investments and interest income on collateral loans.

For the nine months ended September 30, 2006, pretax operating income decreased $1.7 million and operating income, net of tax, decreased $2.2 million as a result of the increase in the effective tax rate to 26.0% from 24.9%. The tax rate for 2005 was impacted by the Company’s release of a reserve for tax exposure items while 2006 was impacted by a change in the Company’s tax allocation agreement. For the quarter ended September 30, 2006, pretax operating income decreased $1.9 million while operating income, net of tax, decreased $1.2 million with a slight decrease in the effective tax rate from 25.9% to 25.2%.

Realized investment losses, net of tax, increased $1.6 million, or 515%, for the nine months ended September 30, 2006 as a result of lower gains on equity securities offset by higher gains on fixed maturities and increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $311 thousand in the first nine months of 2005 to $333 thousand in 2006. For the three months ended September 30, 2006, realized investment losses, net of tax, increased $336 thousand as a result of increased losses on tax credit partnerships and lower gains on equity securities and fixed maturities. There were no writedowns during the three-month periods ending September 30, 2006 and 2005.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the nine-month and three-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$16,278	$15,479	5%	$5,483	$5,199	5%
Universal life policy charges - COLI	3,246	3,037	7%	768	774	(1)%
Interest sensitive life policy charges	8,355	8,208	2%	2,871	2,728	5%
Traditional life insurance premiums	33,987	30,357	12%	11,638	10,570	10%
Group life insurance premiums	493	517	(5)%	2	—	100%

Total premiums and policy charges	$62,359	$57,598	8%	$20,762	$19,271	8%

Net investment income	$41,602	$37,951	10%	$14,296	$12,662	13%

Benefits and expenses	$72,666	$67,096	8%	$23,554	$23,372	1%

Amortization of deferred policy acquisition costs	$8,812	$7,725	14%	$2,918	$2,557	14%

Pretax operating income	$22,483	$20,728	8%	$8,586	$6,004	43%

Operating income, net of tax	$15,425	$14,644	5%	$5,837	$4,510	29%

Net realized investment gains, net of tax	$3,428	$3,103	10%	$1,224	$1,367	(10)%

Net income	$18,853	$17,747	6%	$7,061	$5,877	20%

Results of operations for this segment have been impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

Life’s premiums and policy charges increased $4.8 million, or 8%, for the nine months ended September 30, 2006 and $1.5 million or 8% for the three months ended September 30, 2006.

Life insurance premiums increased $3.6 million or, 12% for the first nine months of 2006 and $1.1 million or, 10% for the third quarter of 2006. This growth is attributable to increases in term life insurance premiums of $3.5 million for the nine months ended September 30, 2006 and $1.3 million for the quarter ended September 30, 2006. In addition, term life policies inforce on a year to date basis have increased 7.8%. During January 2006, Life began offering a return of premium level term life product which contributed $2.2 million of the $3.6 million increase in life insurance premiums for the nine months ended September 30, 2006 and $900 thousand of the $1.1 million increase for the three months ended September 30, 2006.

Life insurance policy charges increased $1.2 million during the first nine months of 2006 and $421 thousand for the three months ended September 30, 2006 primarily due to an increase in universal life policy charges. This growth is attributable to increased fund balances, for which policy charges are assessed, and a slight increase of 0.1% in the number of universal life policies inforce.

On a statutory accounting basis, issued annualized new business premium increased by 31% to $14.2 million with a total volume of $2.8 billion of insurance being issued for the nine months ended September 30, 2006. The new product offerings for 2006 contributed as follows: return of premium level term – 5,561 policies issued, $3.9 million of issued annualized new business premium and volume of $993 million of insurance issued; annuities – 50 policies issued and $1.1 million of issued annualized new business premium. The new product offerings for the three months ended September 30, 2006 contributed as follows: return of premium level term – 1,090 policies issued, $643 thousand of issued annualized new business premium and volume of $182 million of insurance issued; annuities – 11 policies issued and $322 thousand of issued annualized new business premium.

Total life insurance inforce as of September 30, 2006 increased $1.4 billion, with term insurance increasing $1.4 billion, or 13% compared to the same period in 2005. Annualized premiums for inforce business increased 6%, or $7.4 million, with term insurance increasing 16% or $5.2 million. Policies inforce increased 1.1% for the nine months ending September 30, 2006 compared to the same period in 2005. The persistency ratio for life business was 91.0% at September 30, 2006, compared to 91.1% at September 30, 2005.

The mortality ratio increased to 103% of expected in the first nine months of 2006 from 95% of expected in the first nine months of 2005 and for the quarter ended September 30, 2006, decreased to 103% of expected from 111% of expected for the same period in 2005. The result was an increase of $5.4 million for the nine months ended September 30, 2006 and $1.5 million in the three months ended September 30, 2006 in benefits and claims expense. Operating expenses have increased $35 thousand for the nine months ended September 30, 2006 with SFAS No. 123(R) adding $169 thousand, the new policy administration system adding $688 thousand, travel expense increases of $745 thousand offset by decreases in legal costs of $1.3 million due to net legal reserve reductions of $1.2 million. Operating expenses for the three months ended September 30, 2006 have decreased $1.3 million with SFAS No. 123(R) adding $21 thousand and the new policy administration system adding $267 thousand offset by a reduction of $1.7 million in legal reserves during the period. Amortization of deferred policy acquisition costs have increased both for the nine and three months ended September 30, 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods.

Invested assets increased 5.3% since December 31, 2005, while net investment income increased 10%. Interest income on fixed maturities increased 9% and 15% during the nine-month and three-month periods ending September 30, 2006, respectively. Realized investment gains, net of tax, increased $325 thousand, or 10%, for the nine months ended September 30, 2006 as a result of increased gains on equity securities and fixed maturities. On a pretax basis, writedowns increased from $998 thousand in the first nine months of 2005 to $1.8 million in 2006. For the three months ended September 30, 2006, realized investment gains, net of tax, decreased $143 thousand as a result of writedowns during the quarter. On a pretax basis, writedowns increased from $26 thousand in the three months ended September 30, 2005 to $293 thousand in the same period in 2006.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	On January 3, 2005, the Company completed the purchase of Vision, a full-service managing general agency that currently writes nonstandard automobile insurance policies in nine states. In addition, during 2005, Vision wrote a limited amount of homeowner business through other carriers as a general agency. Vision is headquartered in Brentwood, Tennessee and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry Financial Corporation (MidCountry).

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company has provided for a charge of $5.5 million on a pretax basis and $3.6 million on an after tax basis or a $0.04 impact on earnings per share in the second quarter to write-off these fraudulently originated loans.

•	During the third quarter of 2006, the Company recorded estimated insurance recoveries relating to the fraudulent loan activity of $2 million on a pretax basis and $1.3 million on an after tax basis or a $0.02 impact on earnings per share in the third quarter. Such recoveries were received by the Company in October 2006.

Noninsurance operating income decreased $982 thousand to an operating profit of $132 thousand for the nine months ended September 30, 2006 compared to operating income of $1.1 million in 2005. For the three months ended September 30, 2006, Noninsurance operating income increased $1.9 million to an operating profit of $1.9 million compared to operating income of $30 thousand for the same period of 2005. Included in operating expenses for this segment is $82 thousand of SFAS No. 123(R) expense for the nine months ended September 30, 2006 and $27 thousand for the three months ended September 30, 2006.

Agency operations for the nine months ended September 30, 2006 produced an increase in net income of $2 million, with all of the increase attributable to increased production by Vision for AVIC. For the three months ended September 30, 2006, agency operations increased net income by $870 thousand.

During June 2006, loans were written off totaling $5.5 million as a result of fraudulent activity by one agent. During September 2006, the Company accrued estimated insurance recoveries of $2 million. Such recoveries were received in October 2006. Despite the net increases in loan losses, the loan operations in Financial continued to grow with a 6.2% increase in the loan portfolio, an increase in the loan portfolio yield to 7.79% from 7.30%, and a delinquency ratio of 1.87%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry decreased $309 thousand, or 24.2% for the year. MidCountry had an increase in equity earnings of $81 thousand offset by internal capital costs increase of $390 thousand. These components of Financial produced a net loss of $483 thousand for 2006 compared to net income of $2.7 million in 2005. For the quarter ended September 30, 2006, Financial produced net income of $1.6 million due to the accrual of estimated insurance recoveries of $2 million during the period compared to net income of $1 million for the same period in 2005.

Commercial lease operations in Financial produced a net loss of $1.5 million for the first nine months of 2006 as a result of servicing fee expense and legal expenses compared to a net loss for the same period in 2005 of $2 million. For the three months ended September 30, 2006, the commercial lease operations produced a net loss of $448 thousand, a $483 thousand improvement over the same period in 2005.

ABC had operating income of $121 thousand for the first nine months of 2006, compared to operating income of $377 thousand for the same period in 2005. The decrease of $256 thousand is a result of increased benefit expenses and a slight decrease in net investment income. For the three months ended September 30, 2006, ABC had operating loss of $73 thousand compared to operating income of $5 thousand for the same period in 2005.

CORPORATE OPERATIONS

The following discussion relates to the Company’s corporate operations and intercompany eliminations between the Company and its subsidiaries.

Corporate expenses, including the impact of eliminations, decreased $1.3 million during the first nine months of 2006 and $644 thousand during the three months ended September 30, 2006 due primarily to an increase in borrowing costs offset by the reversal of an elimination of profits generated by transactions between the property casualty segment and Vision from 2005, a change in the Company’s tax allocation agreement and decreases in legal costs. Unfavorable increases in short-term interest rates on the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by $1.4 million for the nine months ended September 30, 2006 and $465 thousand for the three months ended September 30, 2006. The weighted average rate increased one hundred fifty basis points from 3.78% at September 30, 2005 to 5.28% at September 30, 2006. Included in operating expenses for this segment is $77 thousand of SFAS No. 123(R) expense for the nine months ended September 30, 2006 and $12 thousand for the three months ended September 30, 2006.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, invested assets and yields are presented below for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Increase (decrease) in cash flow from operations	19.7%	(9.7)%
Increase in invested assets since January 1, 2006 and 2005	4.4%	3.8%
Investment yield rate	5.6%	6.1%
Increase (decrease) in net investment income	(4.8)%	5.4%

As a result of the overall positive cash flows from operations, invested assets grew 4.4% since December 31, 2005 while net investment income decreased 4.8%. The increase in cash flow from operations in the first nine months of 2006 was due primarily to increases in policy liabilities. Property casualty underwriting income of $40.8 million in the first nine months of 2006 and $45.2 million in the first nine months of 2005 positively impacted cash flow from operations. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. A net decrease in cash resulted from decreased borrowings primarily resulting from positive cash flows and payments received as consideration for receivables from affiliates. During the first three quarters of 2006, the Company also increased its investment in fixed maturity securities by approximately $49.6 million. The Company’s decrease in net investment income resulted primarily from the write off of loans in Financial’s portfolio, increased borrowing costs, reduced income from an equity-method investment in MidCountry and lower partnership earnings. These items were partially offset by increased earnings on fixed maturities, equity securities and short-term investments.

The overall yield rate, calculated using amortized cost, declined in the first nine months of 2006 to 5.6%. The Company had net realized investment gains before income taxes of $2.4 million in the first nine months of 2006 compared to net realized investment gains of $4.4 million during the same period in 2005. These gains are primarily from sales of equity securities offset by writedowns of equity securities of $2.1 million. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

The composition of the Company’s investment portfolio is as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Fixed maturities
Taxable
Mortgage-backed (CMO’s)	32.8%	31.3%
Corporate bonds	21.3	23.5

Total taxable	54.1	54.8
Tax exempts	15.6	16.1

Total fixed maturities	69.7	70.9
Equity securities	5.7	5.4
Policy loans	3.1	3.1
Collateral loans	6.2	6.2
Commercial leases	0.1	0.1
Other long-term investments	4.1	3.1
Other long-term investments in affiliates	6.0	7.0
Short-term investments	5.1	4.2

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In the first nine months of 2006, the overall mix of investments shifted due to additional investments in short-term investments and partnerships yielding tax credits.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
AAA to A-	92.9%	90.8%
BBB+ to BBB-	6.0	7.3
BB+ and below (below investment grade)	1.1	1.9

	100.0%	100.0%

At September 30, 2006, all securities in the fixed maturity portfolio were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At September 30, 2006, 47.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, the Company’s total portfolio of fixed maturities had gross unrealized gains of $30.7 million and gross unrealized losses of $17.2 million. All securities are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first nine months of 2006, the Company sold $80.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.2 million and gross realized losses of $582 thousand. During the same period in 2005, the Company sold $90.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $427 thousand and gross realized losses of $2.0 million.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At September 30, 2006, the Company had unrealized losses in such investments of $635 thousand compared to unrealized gains of $134 thousand at December 31, 2005. The Company recognized a net gain of $503 thousand on the disposal of high yield debt securities in the first nine months of 2006 after recognizing a net gain of $80 thousand on similar disposals in the first three quarters of 2005.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first nine months of 2006, the Company wrote down seven equity securities totaling $2.1 million for which declines in value were deemed to be other than temporary. During the first nine months of 2005, the Company wrote down three bond issues totaling $671 thousand and four equity securities totaling $638 thousand for which the decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either September 30, 2006 or December 31, 2005.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At September 30, 2006, the delinquency ratio on the loan portfolio was 1.87% or $2.5 million. Loans charged off in the first nine months of 2006 totaled $4.1 million, including net charge-offs of $3.5 million recorded following the investigation of an agent’s misconduct. At September 30, 2006, the Company maintained an allowance for loan losses of $1.6 million or 1.2% of the outstanding loan balance. In addition, at September 30, 2006, the Company maintained an allowance for lease losses of $1.2 million or 43.3% of the outstanding lease balance. Leases charged off during the first three quarters of 2006 totaled $328 thousand. Other significant long-term investments include assets leased under operating leases, partnership investments and other equity-method investments.

The Company periodically invests in affordable housing tax credit partnerships. At September 30, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of $35.5 million. The Company’s carrying value of such investments was $63.9 million at September 30, 2006.

The Company’s finance subsidiary has invested $49.6 million in MidCountry, a financial services holding company. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income was $969 thousand in the first nine months of 2006 compared to $1.3 million for the same period in 2005.

INCOME TAXES

The effective tax rate in the first nine months of 2006 was 27.0% compared to 28.2% for the full year 2005 and 27.2% for the first nine months of 2005. The decrease from the 2005 full year effective rate is due to a 2005 year end adjustment for taxes relating to ABC and an increase in investment by the Company in affordable housing tax credit partnerships in 2006. Based on information available at September 30, 2006, the Company currently anticipates the effective tax rate recorded in the financial statements for the nine-month period ending September 30, 2006 to remain at 27.0% for all of 2006.

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

Primary Source of Liquidity

Net cash provided by operating activities approximated $101 million and $84 million in the first nine months of 2006 and 2005, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of long-term debt, benefit obligations to policyholders and leases. Leases have primarily been originated by its insurance subsidiaries and Vision.

The Company’s contractual obligations at September 30, 2006 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,304,984	$1,181,418	$1,627,508	$496,058	$—
Capital lease obligations	52,024	52,024	—	—	—
Notes payable to affiliates	27,765,636	27,765,636	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	41,254,816	3,864,000	7,738,586	7,728,000	21,924,230
Property casualty loss and loss adjustment expense reserves (2)	175,849,138	135,403,836	36,928,319	3,516,983	—
Future life insurance obligations (3)	1,929,037,400	66,856,400	193,622,000	137,243,000	1,531,316,000

Total contractual obligations	$2,247,263,998	$235,123,314	$239,916,413	$148,984,041	$1,623,240,230

(1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at September 30, 2006 for variable rate debt and is shown in the table through the maturity of the underlying debt. Interest on long-term debt is accrued and settled monthly, thus the timing and amount of such payments may vary from the calculated value. For additional information refer to Note 8, Commercial Paper and Notes Payable, in the Notes to Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2005.
(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. At September 30, 2006, total property casualty reserves in the above table of $175,849,138 are gross of salvage and subrogation recoverables of $9,846,287.
(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2005. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that currents assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2006, the cash outlay by the Company representing the potential full repayment of lines of credit it has outstanding with others. Also included with the amounts shown as “lines of credit” are the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include commercial paper outstanding, scheduled fundings of partnerships, potential performance payouts related to Vision and funding of a policy administration system project of the life subsidiary.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$34,239,035	$23,400,000	$10,839,035	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	260,607,641	219,675,552	11,815,930	21,249,919	7,866,240

Total commercial commitments	$296,476,908	$243,312,552	$22,654,965	$21,249,919	$9,259,472

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

Debt

Total borrowings decreased $4.6 million in the first nine months of 2006 to $300.1 million. The majority of the short-term debt is commercial paper issued by the Company. At September 30, 2006, the Company had $202.3 million in commercial paper at rates ranging from 5.28% to 5.29% with maturities ranging from October 2, 2006 to October 20, 2006. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $27.8 million in short-term debt outstanding to affiliates at September 30, 2006 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock, par value $1.00 per share. These include stock options, which may be either

“incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During the first three quarters of 2006, the Company granted 74,000 awards of restricted stock to certain officers and issued 452,000 nonqualified options under the 2005 Plan. At September 30, 2006, 3,191,906 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. Repurchases of 97,500 shares totaling $1,512,869 were made during the second and third quarters of 2006 (refer to Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q). At September 30, 2006, the total repurchased was 8,364,123 shares at a cost of $66,896,253. The Company has reissued 3,045,855 treasury shares as a result of option exercises and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rate fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $16.0 million and $13.0 million in the first nine months of 2006 and 2005, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in both periods. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At September 30, 2006, the total amount of cash that would be required to fund all amounts subject to surrender was $688.0 million.

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

The following table presents the loss and loss adjustment expenses payable by line of business at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$76,993,558	$34,906,438	$18,787,203	$130,687,199
Homeowner Group (2)	19,045,315	11,021,435	6,232,315	36,299,065
Other (3)	950,392	1,080,687	723,890	2,754,969
Assumed reinsurance - affiliate (4)	4,967,573	690,434	236,768	5,894,775
Assumed reinsurance - other (5)	27,130	186,000	—	213,130

	$101,983,968	$47,884,994	$25,980,176	$175,849,138

Less: salvage and subrogation recoverable				(9,846,287)

Reserve for unpaid losses and loss adjustment expenses				$166,002,851

	December 31, 2005
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$72,696,266	$33,312,321	$17,017,008	$123,025,595
Homeowner Group (2)	21,007,595	10,757,285	6,101,717	37,866,597
Other (3)	1,830,965	1,080,200	792,566	3,703,731
Assumed reinsurance - affiliate (4)	3,926,228	555,929	195,547	4,677,704
Assumed reinsurance - other (5)	26,546	186,000	—	212,546

	$99,487,600	$45,891,735	$24,106,838	$169,486,173

Less: salvage and subrogation recoverable				(9,846,287)

Reserve for unpaid losses and loss adjustment expenses				$159,639,886

(1)	Auto represents the Company’s pooled share of preferred, standard, nonstandard and commercial auto as well as assumed nonstandard business in Texas.
(2)	Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and limited amount of commercial insurance including portfolio, church and businessowner.
(3)	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.
(4)	Assumed reinsurance - affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual.
(5)	Assumed reinsurance - other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $6.4 million, or 4.0% from December 31, 2005 to September 30, 2006. The reserve increase is primarily attributable to exposure level changes at the product level. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	Nine Months Ended September 30,
	2006	2005
Balance at January 1,	$159,639,886	$154,107,730
less reinsurance recoverables on unpaid losses	(2,103,540)	(3,251,046)

Net balance on January 1,	157,536,346	150,856,684

Incurred related to:
Current year	284,694,814	264,778,121
Prior years	440,849	(218,392)

Total incurred	285,135,663	264,559,729

Paid related to:
Current year	196,222,764	178,242,455
Prior years	81,839,254	88,195,946

Total paid	278,062,018	266,438,401

Net balance at September 30,	164,609,991	148,978,012
plus reinsurance recoverables on unpaid losses	1,392,860	1,677,089

Balance at September 30,	$166,002,851	$150,655,101

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The current and prior period’s unfavorable and favorable development is the result of normal fluctuations and uncertainty associated with loss reserve development.

The Company’s established reserves for its share of pooled losses and loss adjustment expenses reserves at September 30, 2006 are $175.8 million. At interim periods, point estimates are not established but rather the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review as a basis for adjusting carried reserves.

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

Based on a review of historical ultimate development patterns, Management has estimated that one standard deviation from mid-point for ultimate development has a 2.2% favorable development opportunity and a 0.2% unfavorable development opportunity. The potential impact of loss reserve variability on net income is quantifiable using a standard deviation and carried reserve amounts listed above. To the extent that ultimate development is favorable compared to expectation, the potential reserve decrease is $3.9 million on a pretax basis. Likewise, if ultimate development is unfavorable compared to expectation, the reserve increase is $352 thousand on a pretax basis.

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

Reinsurance

Property Casualty - Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at September 30, 2006.

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

The following table details the impact of reinsurance ceded for the nine-month and three-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Income Statement:
Working Cover - Nonaffiliates:
Earned Premium	$(2,502,531)	$(2,430,113)	$(821,342)	$(838,412)
Losses Incurred	(5,346)	(811,098)	124,737	(109,188)
Commission Expense	(248,718)	(239,190)	(78,900)	(78,086)

Net (Loss)	(2,248,467)	(1,379,825)	(867,179)	(651,138)

Catastrophe - Affiliates:
Earned Premium	(864,769)	(196,837)	(596,827)	(128,971)
Losses Incurred	—	—	—	—
Commission Expense	—	—	—	—

Net (Loss)	(864,769)	(196,837)	(596,827)	(128,971)

Total:
Earned Premium	(3,367,300)	(2,626,950)	(1,418,169)	(967,383)
Losses Incurred	(5,346)	(811,098)	124,737	(109,188)
Commission Expense	(248,718)	(239,190)	(78,900)	(78,086)

Net (Loss)	$(3,113,236)	$(1,576,662)	$(1,464,006)	$(780,109)

	September 30, 2006	December 31, 2005
Balance Sheet:
Receivables on Unpaid Losses	$1,392,860	$2,103,540
Unearned Premium	$(1,543,490)	$(1,408,823)
Premiums Payable	$1,480,212	$1,277,628

The fluctuation in working cover losses incurred is due to normal reserving activities as additional information is obtained regarding a claim along with claim settlements made during the year. The increase in catastrophe earned premium in 2006 is the result of renegotiation of the catastrophe program.

The Company’s subsidiaries are participants in a Pooling Agreement with the Mutual Group in which each participant cedes premiums, losses and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual in turn retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. Refer to Note 2 – Pooling Agreement and Note 13 – Reinsurance in the Notes to Consolidated Financial Statements included in the Company’s annual report for 2005 on Form 10-K for further information.

Life - Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500,000 of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100,000 per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At September 30, 2006, Life had total insurance inforce of $22.4 billion of which $2.7 billion was ceded to other insurers. In addition, reserve credits of $8.0 million have been taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at September 30, 2006.

The following table details the impact of nonaffiliated reinsurance ceded for the nine-month and three-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Income Statement:
Premiums Paid	$(4,551,232)	$(4,249,917)	$(1,430,815)	$(1,249,881)
Losses Incurred	(7,086,476)	(2,283,016)	(1,021,823)	(777,383)

Net Profit (Loss)	$2,535,244	$(1,966,901)	$(408,992)	$(472,498)

	September 30, 2006	December 31, 2005
Balance Sheet:
Receivables on Unpaid Losses	$941,228	$3,256,456
Policy Reserve Credits	$7,996,836	$7,996,836
Premiums Payable	$640,641	$1,024,188

The increase in losses incurred is the result of growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims. Receivables on unpaid losses increased in 2005 due to a large claim that occurred in December.

Effective July 1, 2006, Life entered into a new reinsurance ceded agreement covering all inforce business for claims resulting from accidents. This agreement is applicable for all retained claim amounts with Life retaining the first $7.5 million of claims.

Property Casualty – Assumed

The Company participates in a small number of involuntary pools and underwriting associations on a direct basis and receives a proportional share through the Pooling Agreement. In addition, the Company receives a proportional share of Fire’s quota share reinsurance treaty with Virginia Mutual through the Pooling Agreement. AVIC directly participates in a reinsurance program in the state of Texas assuming non-standard automobile business which is retroceded to the pool.

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

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at September 30, 2006. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined as a modification in product benefits, rights, coverages, or features that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, right, coverage, or feature within an existing contract. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this statement for internal replacements beginning January 1, 2007. The Company is currently preparing for the adoption of this statement and continues to assess the impact this statement will have on its financial position or results of operations at the time of adoption.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value. It also outlines the framework for measuring fair value and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its financial position or results of operations at the time it is adopted.

The FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), in September 2006. This statement will require a company to recognize on a prospective basis an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur as a component of other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements of the statement are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no management or operational employees. Refer to Item 1. Business of the Company’s 2005 annual report on Form 10-K for a more detailed discussion of personnel. As discussed in Note 10, the Company executed a Plan of Conversion of Virginia Mutual Insurance Company during the third quarter of 2006. Virginia Mutual Insurance Company has a frozen defined benefit retirement plan. Subject to policyholder approval, Virginia Mutual Insurance Company will be restructured to form a new subsidiary of Alfa Corporation effective January 1, 2007. The Company is currently evaluating the impact this statement will have on its financial position or results of operations at the time it is adopted.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies use a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. This bulletin must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a significant impact on its financial position or results of operations at the time it is adopted.

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

There were no changes in the Company’s internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the second quarter of 2006, the Company discovered irregularities in certain loan transactions in Financial. It was determined that the irregularities were limited to a single employee and mostly a single loan type. Evaluation of Financial’s internal control environment during the quarter ended September 30, 2006 did not result in any changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s annual report for 2005 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2006 - July 31, 2006	11,100	$15.54	11,100	3,635,877
August 1, 2006 - August 31, 2006	—	$—	—	3,635,877
September 1, 2006 - September 30, 2006	—	$—	—	3,635,877

Total	11,100	$15.54	11,100

[1]	In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Plan of Conversion of Virginia Mutual Insurance Company

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Dated: November 8, 2006	/s/ Jerry A. Newby
Jerry A. Newby
President
(Chief Executive Officer)

Dated: November 8, 2006	/s/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President
(Chief Financial Officer and Chief Investment Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Plan of Conversion of Virginia Mutual Insurance Company

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002