Form 10-K
period 2006-12-31
ALFA CORP
filed 2007-03-14
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006	Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 288-3900

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $598,767,743 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $1.00 par value per share	80,475,913 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held May 3, 2007 are incorporated by reference into Part III of this Form 10-K Report.

ALFA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.8% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group and Specialty comprise the Alfa Group (Alfa). Alfa Virginia Mutual Insurance Company (Virginia Mutual) currently cedes 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under an affiliate agreement signed in August 2001.

The Company’s common stock is traded on the NASDAQ Stock Market’s National Market under the symbol “ALFA.”

Recent Developments. Effective January 1, 2007, the Company completed the previously approved plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously has been recapitalized as Alfa Alliance Insurance Corporation (Alliance), a wholly-owned subsidiary of the Company (refer to Note 21 – Plan of Conversion of Virginia Mutual Insurance Company in the Notes to Consolidated Financial Statements). In addition, the Pooling Agreement was amended to include Alliance as a participant in the pool and the quota share agreement between Fire and Virginia Mutual was terminated with applicable references removed from the Pooling Agreement. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements for a detailed discussion of the Company’s reinsurance Pooling Agreement.

Nature of Operations. Alfa Corporation’s insurance subsidiaries are direct writers of life insurance in Alabama, Georgia and Mississippi and property casualty insurance in Arkansas, Florida, Georgia, Indiana, Kentucky, Mississippi, Missouri, Ohio, Tennessee and Virginia. In addition, AVIC assumes business in Texas. The Company’s property casualty business is pooled with that of the Mutual Group, which directly writes property casualty business in Alabama, and Specialty, which directly writes nonstandard auto business in Alabama, Georgia, Mississippi and Virginia. Approximately 68.1% of the Company’s property casualty premium income and 59.9% of its total premium income for 2006 was derived from the Company’s participation in the Pooling Agreement.

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

Presented below is summarized financial information for the Company’s four business segments for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues by Segment
Property casualty insurance	$652,524	$606,445	$521,371
Life insurance	147,639	133,498	132,466
Noninsurance operations	41,216	33,266	9,851
Corporate	44,234	45,973	27,150

Revenues before eliminations	$885,613	$819,182	$690,838
Eliminations	(73,475)	(62,277)	(29,546)

Total revenues	$812,138	$756,905	$661,292

Operating Income (Loss)[1] by Segment
Property casualty insurance operating income	$85,034	$80,195	$68,699
Life insurance operating income	23,925	21,736	18,763
Noninsurance operating income (loss)	328	(38)	2,138
Corporate operating loss	(5,610)	(6,792)	(4,737)

Total operating income	$103,677	$95,101	$84,863
Realized investment gains, net of tax	2,211	3,933	4,582

Net income	$105,888	$99,034	$89,445

[1]

Operating income (loss), a non-GAAP financial measure, is defined as net income (loss) excluding realized investment gains and losses, net of applicable taxes. Management uses operating income as a measure of the Company’s ongoing profitability since it eliminates the effect of securities market volatility from earnings.

Property Casualty Insurance:

The Company’s pooled business consists primarily of personal lines property casualty insurance, which accounts for 94% of property casualty premiums and 70% of total revenues. Automobile and homeowners insurance account for 87% of property casualty premiums. Based on 2005 data, in Alabama, the Mutual Group and Specialty enjoy an approximately 20% share of the personal automobile and homeowners markets, second only to State Farm.

The following table shows the Company’s pooled share of direct premium by product for 2006:

Automobile	62.4%
Homeowner	24.5%
Farmowner	4.7%
Commercial	3.0%
Manufactured Home	2.6%
Other	2.8%

100.0%

A discussion of the Company’s property casualty insurance results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Segment disclosures required under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, are included in Note 16 – Segment Information in the Notes to Consolidated Financial Statements.

The Company’s strategy in property casualty business has been to operate primarily as a personal lines insurer that markets and underwrites to achieve a preferred, profitable book of business. The Company’s objective is to operate with an underwriting profit. Historically, this objective has been met except for five separate years, each of which was primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, the catastrophe program was restructured and the intercompany pooling agreement was amended to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, the Company’s share of storm-related losses has been substantially reduced, providing greater earnings stability. The Company’s pooled share of catastrophe losses totaled $13.8 million, $11.6 million and $9.2 million in 2006, 2005 and 2004, respectively.

There are inherent uncertainties in reserving for unpaid losses. Management establishes reserves using its best estimate determined by using accepted actuarial techniques. The Company experienced no materially significant large losses or gains in its loss payments during 2004, 2005 or 2006 which led to changes in estimates.

Life Insurance:

Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest sensitive whole life, universal life products and non-qualified annuities in Alabama, Georgia and Mississippi and distributes these products utilizing an exclusive, independent and independent exclusive agent sales force.

The following table shows the Company’s distribution by product for life insurance premiums and policy charges for 2006:

Traditional life insurance premiums	54.9%
Universal life policy charges	26.2%
Interest sensitive life policy charges	13.4%
Universal life policy charges—COLI	4.9%
Group life insurance premiums	0.6%

100.0%

As of December 31, for each year indicated, the Company had insurance inforce as follows:

	2006	2005	2004
	(in thousands)
Ordinary life	$22,505,208	$21,148,519	$19,719,825
Credit life	$10,728	$13,446	$12,526
Group life	$47,987	$47,269	$47,152

A discussion of the Company’s life insurance results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Segment disclosures required under SFAS No. 131 are included in Note 16 – Segment Information in the Notes to Consolidated Financial Statements.

While the amount retained on an individual life will vary depending upon age and mortality prospects of the risk, Life generally will not retain more than $500 thousand of individual life insurance on a single risk with the exception of corporate owned life insurance (COLI) and group policies where the retention is limited to $100 thousand per individual. These retention limits are set for the purpose of limiting the liability of Life with respect to any one risk and providing greater diversification of its exposure. When Life reinsures a portion of its risk it must cede the premium income to the reinsurer who reinsures the risk, thereby decreasing the income of Life. Life performs various underwriting procedures and blood testing for AIDS and other diseases before issuance of insurance.

Noninsurance:

The Company operates five subsidiaries which are not considered to be significant under SFAS No. 131 for purposes of separate disclosure: Financial; AAM, AAG, Vision (collectively, Agency operations); and ABC.

•

Financial is an institution engaged principally in making consumer loans. Loans are available through all customer service centers. Automobiles and other property collateralize these loans. Financial is also engaged in operating and capital lease activities.

•

AAM and AAG, headquartered in Montgomery, Alabama, provide agents with the opportunity to offer customers a broader portfolio of products by placing insurance risks with third party insurers for a commission. Vision is a managing general agency that currently writes nonstandard automobile insurance policies in nine states. Vision, headquartered in Brentwood, Tennessee, provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

•	ABC administers certain nonqualified employee and director benefit plans for Mutual.

A discussion of the Company’s noninsurance results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Segment disclosures required under SFAS No. 131 are included in Note 16 – Segment Information in the Notes to Consolidated Financial Statements.

Investments:

The Company’s income is directly affected by its investment income and realized gains and losses from its investment portfolio. The capital and reserves of the Company are invested in assets comprising its investment portfolio. In its insurance subsidiaries, insurance regulations prescribe the nature and quality of investments that may be made and included in the insurance subsidiaries’ investment portfolios. Such investments include qualified state, municipal and federal obligations, high quality corporate bonds and stocks, mortgage-backed securities and certain other assets. The Company’s noninsurance segment also holds investments in collateral loans, commercial leases, notes receivable and equity-method investments.

The Company’s investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $886 million to over $2.1 billion at the end of 2006, a compound annual growth rate of 9.4%. During that same period, net investment income has almost doubled, growing from $54.2 million to $93.3 million. At year-end, the value of unrealized gains in the Company’s portfolio was $14.0 million, net of tax. The portfolio, including investments in affiliates, was invested 68.1% in fixed maturities, 5.2% in equities, 7.8% in short-term investments and 18.9% in other investments which include policy loans, collateral loans, commercial leases, notes receivable, partnerships and equity-method investments.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
AAA to A-	93.7%	90.8%
BBB+ to BBB-	5.7	7.3
BB+ and below (below investment grade)	0.4	1.9
Not rated	0.2	—

	100.0%	100.0%

At December 31, 2006, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service.

A discussion of the Company’s investments is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Reserves:

The Company’s property casualty insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses. These reserves are based on management’s best estimate; however, there can be no assurance that ultimate losses will not materially differ from the Company’s established loss reserves. The Company’s life insurance subsidiary is required to maintain reserves for future policy benefits. To the extent that reserves prove to be inadequate or excessive in the future, the Company would have to modify such reserves and incur a charge or credit to earnings in the period such reserves are modified which could have a material effect on the Company’s results of operations and financial condition.

Property Casualty Reserves. Losses and loss adjustment expenses payable are management’s best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances, historical trends, emergence patterns and settlement patterns. Reserves for reported losses are established on a case-by-case basis with the amounts determined by claims adjusters based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. Loss and loss adjustment expense reserves for incurred claims that have not yet been reported (IBNR) are estimated based primarily on historical emergence patterns with consideration given to many variables including statistical information, inflation, legal developments, storm loss estimates, and economic conditions.

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

The annual actuarial reviews are presented to management with a point estimate established within the range of probable outcomes for evaluating the adequacy of reserves and determination of the appropriate reserve value to be included in the financial statements. Management establishes reserves based on its best estimate of ultimate losses. Although management uses many internal and external resources, as well as multiple established methodologies to calculate reserves, there is no method for determining the exact ultimate liability.

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

Benefit reserves for universal life type products and annuity products are determined according to the provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This standard directs that, for policies with an explicit account balance, the benefit reserve is the account balance without reduction for any applicable surrender charge.

Reserves for all other benefits are computed in accordance with presently accepted actuarial standards. Management believes that reserve amounts reflected in the Company’s balance sheet related to life products are adequate.

The assumptions used in the calculation of Life’s reserves are shown in Note 8—Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements.

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

The Board of Directors of the Company consisted, at December 31, 2006, of eleven members, six of whom serve on the Executive Committee of the Boards of the Mutual Group and two of whom are Executive Officers of the Company.

At December 31, 2006, Mutual owned 34,296,747 shares, or 42.6%, Fire owned 9,187,970 shares, or 11.4%, and Alfa Mutual General Insurance Company owned 631,166 shares, or 0.8%, of the Company’s outstanding common stock.

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

The Mutual Group, the Company and Financial are regulated by, report to and are subject to examination by the Office of Thrift Supervision (OTS), pursuant to the Federal Home Owners’ Loan Act (HOLA) and its Control Regulations due to Financial’s investment in MidCountry Financial Corporation (MidCountry). The scope of this authority includes the savings association, its holding company and other affiliates, and subsidiaries of the savings association. In accordance with its responsibilities, the OTS has issued regulations and developed examination procedures for savings and loan holding companies.

Restrictions on Dividends to Stockholders: The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property casualty companies—the statutory net income for the preceding year, or for life companies—the statutory net gain from operations. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company’s subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2007 without prior approval of regulatory authorities is $95.8 million based on December 31, 2006 financial condition and results of operations.

Risk-Based Capital Requirements: The National Association of Insurance Commissioners (NAIC) adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula which attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines “risk-based capital” (RBC) by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of RBC. Based on calculations made by the Company, the risk-based capital levels for each of the Company’s insurance subsidiaries significantly exceed that which would require regulatory attention.

Personnel:

The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees that are directly attributable to the Company’s subsidiaries and those employees allocable for accounting, sales administration, legal, files, data processing, programming, research, policy issuing, claims, investments and management. At December 31, 2006, the Company was represented by 486 agents in Alabama who are employees of Mutual. The Company’s subsidiaries had 138 independent exclusive agents in Georgia and Mississippi and 3,537 independent agents in Arkansas, Florida, Georgia, Indiana, Kentucky, Missouri, Ohio, Tennessee, Texas and Virginia at December 31, 2006. The Company believes its employee relations are good.

Available Information:

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC are made available free of charge on its website at www.alfains.com by first selecting “Invest in Alfa” and then selecting “SEC Filings.”

Also available on the website is the Company’s Code of Ethics titled “Principles of Business Conduct” which can be accessed under such title.

A free copy of the Company’s Form 10-K, as filed with the SEC, may also be obtained by writing: Al Scott, Senior Vice President, Secretary and General Counsel, Alfa Corporation, P.O. Box 11000, Montgomery, Alabama 36191-0001.

Any of the materials the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors.

Risk factors are uncertainties and events over which the Company has limited or no control and which can have a materially adverse effect on the business, the results of operations or the financial condition of the Company and its subsidiaries. The Company and its business segments are subject to a variety of risk factors. The following sections set forth management’s evaluation of the most prevalent material risk factors for the Company and its subsidiaries. There may be risks which management does not presently consider material or which are not presently known to management that may later prove to be material risk factors.

Regulatory Environment

The Company’s insurance subsidiaries are subject to extensive governmental regulation in all of the state jurisdictions in which they operate. These regulations relate to licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level, the federal government has increasingly expressed an interest in regulating the insurance industry through the Gramm-Leach-Bliley Act, the Patriot Act, financial services regulation, changes in the Internal Revenue Code and other legislation. All of these regulations increase the cost of conducting insurance business through increased compliance expenses. Furthermore, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there can be no way of predicting what impact these changes will have on the Company in the future. Such impact could adversely affect the Company’s profitability and limit its growth.

Litigation

The Company and its subsidiaries are named defendants in various legal proceedings arising in the normal course of business. These proceedings are described more fully in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements. Litigation, by its nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may, if determined adversely to the Company, negatively impact results of operations.

Litigation may arise in the future related to alleged breaches of contract, torts, including bad faith and fraud claims and other causes of action against the Company or any of its subsidiaries. These lawsuits could involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. It should be noted that in Alabama and Mississippi, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

Geographic Concentration Risk

The Company’s property casualty insurance business is generated in 13 states, with the majority of the business generated in 3 southeastern states, and its life insurance business is generated in 3 states. Accordingly, unusually severe storms or other disasters in these states might have a more significant effect on the Company than a more geographically diversified company and could have an adverse impact on the Company’s financial condition and operating results.

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

Property Casualty: While the Company limits the property exposures it writes in coastal exposure areas, the Company’s critical catastrophic risk is hurricanes because of the proximity of southeastern markets to the Gulf of Mexico and the Atlantic Ocean. The Company also limits its catastrophic loss risk by participating in a catastrophe protection program through an intercompany pooling arrangement (more fully discussed in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements). A catastrophic event in excess of the Company’s upper catastrophe pool limit could adversely affect the Company’s business, results of operations and financial condition.

Reserves

Reserves are the amounts that an insurance company records for its anticipated policy liabilities.

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

Life: Reserves for life-contingent contract benefits are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. The Company reviews the adequacy of these reserves on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves may be required, which could have a materially adverse impact on the Company’s results of operations and financial condition.

Excessive Losses and Loss Expenses

A risk factor common to all lines of insurance is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage. Severity and frequency can be affected by unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court-made law and adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims. This could adversely impact the Company’s results of operations and financial condition.

Pricing

Property Casualty: Property casualty premium rates are generally determined on the basis of historical data for claims frequency and severity as well as related production and other expense patterns. In the event ultimate claims and expenses exceed historically projected levels, premium rates are likely to prove insufficient. Premium rate inadequacy may not become evident quickly and may require time to correct.

Life: For currently issued life products, initial premiums are guaranteed for a short period and may be increased thereafter, subject to contractual maximums, if insured mortality experience deteriorates. The Company does not assume mortality improvement when setting the initial premium scale.

Inadequate premiums, much like excessive losses, if material, can adversely affect the Company’s results of operations and financial condition.

Prior Approval of Rates

Property Casualty: Most of the lines of property casualty insurance underwritten by the Company are subject to prior regulatory approval of premium rates in a majority of the states in which it operates. The process of securing regulatory approval can be time consuming and can impair the Company’s ability to make necessary rate increases in an expeditious manner. There is a risk that regulators will not approve a requested increase. To the extent that rate increases are not approved on an adequate and timely basis, the Company’s results of operations and financial condition may be adversely impacted.

Life: Premium rates for life insurance are not subject to regulatory approval.

Estimated Profitability of Universal Life Type Products

Deferred policy acquisition costs (DAC) related to universal life type products are amortized in proportion to actual gross profits and estimated gross profits (EGP) over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to surrender charges and mortality, investment, and expense margins, are updated from time to time to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect the Company’s results of operations and financial condition.

Reinsurance

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company uses reinsurance to manage its risks in terms of the amount of coverage it writes, the amount it retains for its own account, and the price at which it is able to market its products. The availability of reinsurance and its price, however, are determined in the reinsurance market by conditions beyond the Company’s control.

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

There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would be forced to reduce the volume of business it writes or retain increased amounts of liability exposure or both. This could adversely affect the Company’s results of operations and financial condition.

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

Competition

Both the property casualty insurance industry and the life insurance industry are highly competitive and are likely to remain so for the foreseeable future. Moreover, existing competitors and the capital markets have brought an influx of capital and newly organized entrants into the industry in recent years, and changes in laws have allowed financial institutions, like banks and savings and loans, to sell insurance products. Increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share, reduce its growth, reduce its profitability and generally adversely affect its results of operations and financial condition.

Investment Risks (Interest and Equity)

The invested assets of the Company’s subsidiaries are centrally managed by the Company. The majority of these invested assets consist of fixed maturity securities. Changes in interest rates directly affect the income from, and the market value of fixed maturity investments and could reduce the value of the Company’s investment portfolio and adversely affect the Company’s and its subsidiaries’ results of operations and financial condition. The Company manages its fixed maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that may adversely affect the Company’s financial condition or results of operations. A smaller percentage of total investments are in equity securities. A change in general economic conditions, the stock market, or many other external factors could adversely affect the value of those investments and, in turn, the Company’s, or its subsidiaries’ results and financial condition.

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

Dividend Dependence and Liquidity

The Parent Company is a financial services holding company with no significant operations. Its principal asset is the stock and interests of its subsidiaries. The Parent Company relies upon dividends from the insurance subsidiaries in order to pay the interest on debt obligations, dividends to its shareholders and corporate expenses. The ability of the insurance subsidiaries to declare and pay dividends is subject to regulations under state laws that limit dividends based on the amount of adjusted unassigned surplus and earnings and require the subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet debt service and cash dividends to shareholders, as well as other cash requirements of the Company could result in liquidity issues for the Company.

Rating Downgrades

The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company’s insurance subsidiaries by A. M. Best, Moody’s or Standard and Poor’s could negatively impact their ability to compete for new business and retain existing business and, as a result, adversely affect the Company’s results of operations and financial condition. A significant downgrade in the Company’s commercial paper ratings by Moody’s or Standard and Poor’s could make it more expensive to access capital markets that could adversely affect the Company’s liquidity, results of operations and financial condition.

Business Continuity

As mentioned in Item 1. Business, above, the Company’s business and operations are substantially integrated with and dependent upon the management, personnel and facilities of Mutual. A Business Continuity Plan has been developed by Mutual and a Business Processing Center was completed during 2006 to help mitigate the effects of a catastrophic event in the primary facility. If an event occurs that was unanticipated in the business continuity plan there could be an adverse impact on the Company’s ability to conduct business and on results of operations and financial condition.

Accounting Standards

The Company’s financial statements are prepared based on generally accepted accounting principles issued by the Financial Accounting Standards Board and other standards set by other authoritative organizations. The Company is required to adopt new or revised accounting standards that are issued periodically. Future changes that are adopted could change the accounting treatment applied to the financial statements and could have an adverse impact on the Company’s results of operations and financial condition. A description of potential changes in accounting standards that could currently affect the Company is disclosed in Note 19 – Financial Accounting Developments in the Notes to Consolidated Financial Statements.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Physical Properties of the Company and Its Subsidiaries. The principal executive offices are owned by Mutual and are located at 2108 East South Boulevard, Montgomery, Alabama, in a 342 thousand square foot primary facility and a 134 thousand square foot business processing center. The executive offices are a component of all segments.

The Company leases buildings that are used in the normal course of business which includes offices and facilities in Georgia, Mississippi, and Tennessee. These facilities are used by executive, claims and marketing personnel and are components of the insurance and noninsurance segments. Locations utilized by the Company’s independent exclusive and independent agents are normally leased by those agents as lessees.

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

For a more detailed discussion of legal proceedings of the Company, refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The primary market for Alfa Corporation common stock is the National Association of Securities Dealers, Inc. Automated Quotation National Market System (the NASDAQ). The Company’s common stock is quoted under the symbol of “ALFA.” Newspaper listings of NASDAQ stocks list Alfa Corporation as AlfaCp.

The following table sets forth, for each of the fiscal periods indicated, the range of the high and low sale prices per share as reported by the NASDAQ. These prices do not include adjustments for retail markups, markdowns or commissions.

2006	High	Low	Dividends Per Share
First Quarter	$17.62	$15.95	$0.1000
Second Quarter	17.37	15.15	0.1100
Third Quarter	17.88	15.41	0.1100
Fourth Quarter	19.95	16.66	0.1100

2005	High	Low	Dividends Per Share
First Quarter	$15.47	$13.92	$0.0875
Second Quarter	15.81	12.80	0.1000
Third Quarter	16.79	14.40	0.1000
Fourth Quarter	18.00	15.60	0.1000

PERFORMANCE GRAPH

The following graph compares the performance of Alfa Corporation’s common stock with the performance of the NASDAQ Stock Market Index and the NASDAQ Insurance Stocks Index for a five year period by measuring the changes in common stock prices from December 31, 2001 to December 31, 2006.

Assumes $100 invested on December 31, 2001 in Alfa Corporation common stock, the NASDAQ Stock Market (US) Index and NASDAQ Insurance Stocks Index

*	Total return assumes reinvestment of dividends
**	Fiscal year ending December 31

HOLDERS

As of January 31, 2007, Alfa Corporation has approximately 2,500 stockholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2006—October 31, 2006	—	$—	—	3,635,877
November 1, 2006—November 30, 2006	—	$—	—	3,635,877
December 1, 2006—December 31, 2006	—	$—	—	3,635,877

Total	—	$—	—

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

Item 6.	Selected Financial Data.

(dollars in thousands except per share amounts and number of agents)	Years Ended December 31,
	2006	2005	2004	2003	2002
Premiums—Property Casualty Insurance	$604,242	$556,439	$485,534	$454,453	$423,593
Premiums and Policy Charges—Life Insurance	82,845	76,633	71,224	66,172	63,005
Net Investment Income	93,263	94,932	89,361	83,096	88,113
Realized Investment Gains	3,402	6,051	7,049	6,264	5,160
Other Income	28,386	22,850	8,124	9,832	9,225

Total Revenues	812,138	756,905	661,292	619,817	589,096
Benefits, Losses and Expenses	673,143	619,043	540,663	513,220	489,751

Income Before Income Tax Expense	138,995	137,862	120,629	106,597	99,345
Income Tax Expense	33,107	38,828	31,184	28,128	27,637

Net Income	$105,888	$99,034	$89,445	$78,469	$71,708

Balance Sheet Data at December 31:
Invested Assets	$2,125,747	$2,001,380	$1,854,212	$1,760,160	$1,618,033
Total Assets	$2,534,239	$2,383,229	$2,223,319	$2,031,548	$1,862,762
Future Policy Benefits, Losses and Claims, Unearned Premiums	$1,260,950	$1,179,639	$1,076,731	$989,272	$908,531
Long-term Obligations	$70,000	$70,000	$70,000	$70,000	$70,000
Total Liabilities	$1,707,320	$1,627,237	$1,531,866	$1,393,035	$1,296,664
Stockholders’ Equity	$826,919	$755,992	$691,453	$638,513	$566,098

Per Share Data[1]:
Net Income—Basic	$1.32	$1.24	$1.12	$0.98	$0.91
Net Income—Diluted	$1.30	$1.23	$1.11	$0.98	$0.90
Cash Dividends Paid	$0.43	$0.3875	$0.3425	$0.315	$0.2975
Annual Dividend Rate	$0.44	$0.40	$0.35	$0.32	$0.30
Stockholders’ Equity	$10.28	$9.42	$8.66	$7.96	$7.14
Closing Sales Price at December 31	$18.81	$16.10	$15.19	$12.86	$12.01
Price/Earnings Ratio	14.5X	13.1X	13.7X	13.1X	13.3X
Weighted Average Shares Outstanding—Basic	80,346	80,141	79,985	79,809	78,804
Weighted Average Shares Outstanding—Diluted	81,211	80,713	80,490	80,390	79,547

Other Data:
Life Insurance Inforce	$22,563,923	$21,209,234	$19,779,503	$18,262,749	$16,736,418
Number of Agents	4,161	3,061	616	615	618

[1]	Per share amounts have been restated where appropriate to reflect 2-for-1 stock split in June 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of December 31, 2006, compared with December 31, 2005 and the results of operations for each of the three years ended December 31, 2006. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements that are included in Item 8 of this Form 10-K.

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.8% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). The Company, together with the Mutual Group, comprise the Alfa Group (Alfa). Prior to January 1, 2007, Alfa Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under an affiliate agreement signed in August 2001. On January 1, 2007, Virginia Mutual demutualized and Alfa Alliance Insurance Corporation (Alliance), a new subsidiary of the Company, was formed. For more information on Alliance, refer to Note 2 – Pooling Agreement, Note 21 – Plan of Conversion of Virginia Mutual Insurance Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements.

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

Property casualty insurance operations accounted for 80.3% of revenues and 77.4% of net income in 2006. Life insurance operations generated 18.2% of revenues and 27.7% of net income during the same period. Noninsurance net income, combined with corporate expenses for 2006, resulted in a net loss of $5.3 million or 5.1% of net income.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized as compensation expense based on fair value at date of grant. Prior to January 1, 2006, the Company accounted for stock options to employees using the intrinsic value method described in APB Opinion No. 25 and, as such, recognized no compensation cost for employee stock options granted at market value on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective method, therefore no prior period results have been restated. The valuation model used to value stock options under SFAS No. 123(R) is the Black-Scholes-Merton model, which is the same valuation model that was used prior to January 1, 2006 for pro forma disclosures under SFAS No. 123. Under SFAS No. 123(R) an estimate must be made of the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation cost that will be ultimately recognized. In addition, the amount of compensation cost to be recognized is based on non-substantive vesting periods attributable to retirement eligible employees. Alfa’s total fair-value-based compensation expense associated with stock options that were not vested at January 1, 2006 was $3.6 million and the weighted average period over which this expense will be recognized is 0.74 years. The Company shares compensation cost with Mutual based on Alfa’s Management and Operating Agreement (refer to Note 3 – Related Party Transactions).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 70% of the Company’s assets and 60% of the Company’s liabilities are reported at December 31, 2006 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in Note 1 of the Notes to Consolidated Financial Statements.

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

Benefit reserves for universal life type products and annuity products are determined according to the provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This standard directs that, for policies with an explicit account balance, the benefit reserve is the account balance without reduction for any applicable surrender charge.

In accordance with the provisions of SFAS No. 60 and the AICPA Audit and Accounting Guide, credit insurance reserves are held as unearned premium reserves calculated using the “rule of 78” method. Reserves for supplementary contracts with life contingencies are determined using the 1971 Individual Annuity Mortality Table and an interest rate of 7.5%. Likewise, reserves for accidental death benefits are determined predominantly by using the 1959 Accidental Death Benefit Mortality Table and an interest rate of 3%. Reserves for disability benefits, both active and disabled lives, are calculated primarily from the 1952 Disability Study and a rate of 2.5%. A small portion of the Company’s disabled life reserves are calculated based on the 1970 Intercompany Group Disability Study and a rate of 3%.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry-related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $2.9 million and $20 thousand were recorded in 2006 on equity securities and fixed maturities, respectively. During 2005, writedowns of $1.0 million and $1.0 million were recorded on equity securities and fixed maturities, respectively.

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

As a result of the investigation, the results of operations for 2006 include a write off of loans totaling $5.5 million in Financial’s loan portfolio offset by insurance recoveries of $2.0 million. This net write off had an impact, after taxes, on net income of $2.3 million or $0.03 per diluted share for 2006. It was determined that the fraudulent transactions were limited to the acts of a single agent. Of the $6.2 million loan portfolio originated by this agent, it was determined that $5.5 million was fraudulently originated. The Company is pursuing additional recoveries through civil actions as of December 31, 2006. Amounts and timing of such recoveries will be contingent upon those actions.

The following table sets forth consolidated summarized income statement information for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premium	$604,242	$556,439	$485,534
Life insurance premiums and policy charges	82,845	76,633	71,224

Total premiums and policy charges	$687,087	$633,072	$556,758

Net investment income	$93,263	$94,932	$89,361

Other income	$28,386	$22,850	$8,124

Total revenues	$812,138	$756,905	$661,292

Net income
Insurance operations
Property casualty insurance	$85,034	$80,195	$68,699
Life insurance	23,925	21,736	18,763

Total insurance operations	$108,959	$101,931	$87,462
Noninsurance operations	328	(38)	2,138
Realized investment gains, net of tax	2,211	3,933	4,582
Corporate	(5,610)	(6,792)	(4,737)

Net income	$105,888	$99,034	$89,445

Net income per share
- Basic	$1.32	$1.24	$1.12

- Diluted	$1.30	$1.23	$1.11

Weighted average shares outstanding
- Basic	80,345,906	80,141,068	79,984,651

- Diluted	81,211,111	80,712,923	80,489,502

Consolidated results of operations have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•

On January 3, 2005, the Company completed the purchase of Vision, a managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

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

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company has provided for a net charge of $3.5 million on a pretax basis and $2.3 million on an after tax basis or a $0.03 impact on diluted earnings per share.

Revenues

Total premiums and policy charges increased $54.0 million, or 8.5%, in 2006 and $76.3 million, or 13.7%, in 2005.

Property Casualty Insurance: Property casualty insurance earned and written premiums for 2006 increased $47.8 million, or 8.6% and $33.6 million, or 5.7%, respectively. In 2005, earned and written premiums increased $70.9 million and $90.2 million, respectively. The following table shows the Company’s growth in earned and written premium, comparing 2006 and 2005:

	Earned Premium Growth	Written Premium Growth
Personal Lines
Automobile	10.4%	8.7%
Homeowner[1]	7.1	7.0
Farmowner	6.1	6.8
Other	2.9	2.4

Total Personal Lines	9.0	7.9

Commercial Lines	2.5	2.9
Reinsurance Ceded	55.4	23.1
Reinsurance Assumed	9.0	(26.9)

Total Property Casualty	8.6%	5.7%

[1]	Homeowner includes Homeowner and Manufactured Home

The growth in the automobile line is attributable to the addition of AVIC to the pool. AVIC writes nonstandard auto business and contributed $29.0 million of the earned premium increase and $23.8 million of the written premium increase. AIC and AGI, which have a broader line of insurance products, contributed $18.5 million of the personal and commercial lines net increase in earned premiums and $19.8 million of the personal and commercial lines net increase in written premiums. AIC and AGI’s internal growth for the automobile line was $5.5 million for earned premium and $6.4 million for written premium with a slight rate decrease in the first quarter of 2006. The homeowner line earned premium growth of $10.5 million and written premium growth of $10.7 million was impacted by three rate increases across both preferred and standard lines during 2006 and 2005. The farmowner earned and written premium growth of $1.6 million and $1.8 million, respectively, was impacted by a rate increase in the last quarter of 2005. Other personal lines earned premium growth was $467 thousand and commercial lines earned premium growth was $427 thousand.

Reinsurance ceded earned premium increased 55.4% or $1.7 million due to increases in the Company’s catastrophe reinsurance premiums. Reinsurance assumed earned premium increased 9.0% or $2.0 million due to a $2.6 million increase in the assumed premium from the state of Texas through AVIC offset by a $556 thousand decrease in the assumed reinsurance premium from Virginia Mutual’s quota share reinsurance treaty. The 26.9% decrease in reinsurance assumed written premium is related to Virginia Mutual being added to the pool in 2005 offset by increases in assumed written premium in Texas.

The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group and Specialty. Under the Pooling Agreement, the Company’s property casualty subsidiaries along with other members of the Mutual Group cede their direct property casualty business which includes premiums, losses and underwriting expenses to Mutual. Mutual retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Company’s share of the pool was 65% during both 2006 and 2005, therefore pooling did not impact premium growth. Because premiums are allocated according to the Pooling Agreement, policy count data is not applicable to the Company. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements for additional detail of the Pooling Agreement.

Life Insurance: Life insurance premiums and policy charges increased $6.2 million, or 8.1%, in 2006 and $5.4 million, or 7.6%, in 2005.

Life insurance premiums increased $4.9 million, or 11.9%, in 2006 and $4.0 million, or 10.8%, in 2005. The 2006 increase is primarily the result of an increase in term life premiums of $4.7 million and an increase of 7.8% in term life policies inforce year to date. The introduction of the return of premium level term life product contributed $3.1 million of the $4.9 million increase in life insurance premiums during 2006.

Life insurance policy charges increased $1.3 million, or 3.7%, in 2006 and $1.4 million, or 4.1%, in 2005. The 2006 increase of $1.3 million is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.3% in the number of universal life policies inforce. The persistency ratio for life business was 90.7% and 91.2% at December 31, 2006 and 2005, respectively. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at December 31, 2006 and 2005 as a percentage of the annualized premium paid at December 31, 2006 and 2005, respectively. The following table shows the growth in policies inforce and inforce annualized premium, on a statutory accounting basis, comparing 2006 and 2005:

	Policies Inforce Growth	Inforce Annualized Premium Growth
Universal Life	0.3%	1.7%
Universal Life—COLI	4.2	0.7
Interest Sensitive Life	1.7	1.4
Traditional Life	1.7	12.9
Group Life	0.6	(1.7)

Total Life	1.4%	5.2%

Policies inforce grew for all lines in 2006. The slight increase in traditional life was the result of increases in new product offerings offset by a decline in the direct mail product. Inforce annualized premium growth was 5.2%, with the largest increase in traditional life at 12.9%.

Net investment income decreased $1.7 million, or 1.8%, during 2006. The year to date reduction is due to the $3.5 million increase in net loan losses as a result of collateral loans written off during the second quarter of 2006, increased interest costs on commercial paper and notes payable, declines in partnership income offset by increases in interest income on fixed maturities, dividend income on equity securities and interest income on collateral loans and short-term investments. Net investment income increased $5.6 million, or 6.2%, in 2005 due to increased partnership earnings and a slightly lower yield on increased balances of fixed income securities. Positive cash flows resulted in an increase in invested assets of 6.2% and 7.9% in the years ending December 31, 2006 and 2005.

Other income increased $5.5 million, or 24.2% in 2006 and $14.7 million, or 181.3%, in 2005 due to increases in fee income from AVIC and commission income from Vision offset by intercompany eliminations.

Net Income

Operating income for the property casualty subsidiaries increased by $4.8 million, or 6.0%, in 2006 and $11.5 million, or 16.7%, in 2005. In 2006, AVIC and Virginia Mutual operating income decreased $688 thousand as a result of increases in both AVIC’s loss ratio of 4.3% and loss adjustment expense (LAE) ratio of 0.1% and an 8.4% increase in Virginia Mutual’s loss ratio. AVIC’s increased production, a 1.9% improvement in its expense ratio and increases in its net investment income of $2.0 million partially offset these results. AIC and AGI operating income increased $5.5 million as a result of premium growth of 3.3% and a decline in the loss ratio of 3.3% offset by decreases in net investment income of $2.8 million and increases in the LAE ratio of 0.3% and the expense ratio of 2.0%. Upon entering the pool in 2005, AVIC and Virginia Mutual contributed $2.7 million in operating income. AIC and AGI operating income increased $8.8 million in 2005 as a result of decreases in the loss ratio of 0.7% and increases in net investment income of $4.9 million. The return on average equity for 2006 was 17.2% compared to 18.6% in 2005 and 16.7% in 2004. Return on average equity, a non-GAAP financial measure, is defined as net income divided by the simple average of beginning and ending stockholder’s equity.

Life insurance operating income increased $2.2 million, or 10.1% in 2006 as a result of premiums and policy charges growth of 8.1% and net investment income growth of 10.9% offset by an increase in the mortality ratio to 104% of expected for 2006 compared to 96% of expected for 2005. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, for 2006, the Company experienced less favorable financial results when compared to the same period in 2005 due to the higher mortality ratio. Life insurance operating income increased $3.0 million, or 15.8%, in 2005 as a result of a lower mortality ratio of 96% compared to 104% during 2004, premiums and policy charges growth of 7.6% and net investment income growth of 3.7% due to increased investments in fixed maturities at a slightly lower yield. Due to the lower mortality ratio in 2005, the Company experienced more favorable financial results when compared to 2004.

Noninsurance operating income increased $366 thousand to an operating profit of $328 thousand for 2006. Agency operations increased operating income by $2.8 million due to increases in Vision’s operations, loan operations decreased operating income by $2.8 million due to increases in loan losses, commercial leasing operations increased operating income by $263 thousand and ABC increased operating income by $91 thousand. In 2005, noninsurance operating income decreased $2.2 million to an operating loss of $38 thousand. This decline was attributable to ABC’s recognition of a deferred tax asset and subsequent charge to earnings for the change in the deferred tax asset arising from the formation of the entity in 1999.

Realized investment gains, net of tax, declined $1.7 million, or 43.8% for 2006 as a result of increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $2.1 million in 2005 to $2.9 million in 2006.

Corporate expenses decreased by $1.2 million in 2006 and increased $2.1 million in 2005. Current year results were impacted by a change in the Company’s tax allocation agreement offset by increased costs on the Company’s short-term borrowings and increases in legal and accounting fees. Prior year results were impacted by increased costs on the Company’s short-term borrowings.

Net income improved 6.3% on a diluted earnings per share basis in 2006 compared to 2005 and increased 10.4% on a similar basis in 2005 compared to 2004.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI and AVIC, for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Earned premiums
Personal lines	$567,208	$519,874	$473,931
Commercial lines	17,289	16,862	16,135
Reinsurance ceded	(4,758)	(3,063)	(4,706)
Reinsurance assumed	24,503	22,766	174

Total earned premiums	$604,242	$556,439	$485,534

Net underwriting income	$55,922	$55,871	$50,158

Loss ratio	58.0%	60.1%	61.3%
LAE ratio	5.0%	4.3%	4.2%
Expense ratio	27.8%	25.5%	24.1%
GAAP basis combined ratio	90.8%	90.0%	89.7%
Underwriting margin	9.2%	10.0%	10.3%

Net investment income	$39,417	$40,200	$34,746

Other income and fees	$13,650	$9,621	$5,905

Pretax operating income	$108,989	$105,692	$90,809

Operating income, net of tax	$85,034	$80,195	$68,699

Realized investment gains (losses), net of tax	$(3,110)	$121	$(3,129)

Net income	$81,924	$80,316	$65,570

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•	Effective January 1, 2005, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements) was modified as follows:

•	AVIC, which writes nonstandard automobile business in nine states, was added as a participant to the pool.

•	Fire’s quota share reinsurance agreement with Virginia Mutual was retroceded to the pool.

•

On January 3, 2005, the Company completed the purchase of Vision, a managing general agency that writes nonstandard automobile insurance policies in nine states, and provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•	During the fourth quarter of 2005, a new property casualty policy administration system was implemented for the automobile line of business.

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

2006 Compared to 2005

Property casualty insurance premiums increased $47.8 million, or 8.6%, during 2006 with AVIC contributing $31.5 million and AIC and AGI contributing $16.9 million of the increase. Virginia Mutual earned premium decreased slightly to $20.8 million for 2006 compared to $21.4 million for 2005.

AVIC’s increase is a result of all nine states being active during 2006 and overall production increases. AVIC and Virginia Mutual premium is reported as $49.3 million of personal lines earned premiums, $481 thousand of reinsurance ceded earned premium and $24.3 million of reinsurance assumed earned premiums in the table above for 2006 and $20.0 million of personal lines, $389 thousand of reinsurance ceded and $22.6 million of reinsurance assumed premiums for 2005.

AIC and AGI contributed $16.9 million of earned premium growth during 2006. The growth from AIC and AGI is related to increases in personal lines. During 2006, earned premium for homeowner and manufactured home increased $10.5 million, or 7.1%, automobile increased $5.5 million, or 1.8%, farmowner increased $1.6 million, or 6.1%. In addition, there was a slight increase in other lines offset by increases in ceded catastrophe premium and working cover premium of $1.6 million.

The loss ratio for 2006 related to AVIC business was 64.6% and Virginia Mutual was 57.9%, which represents 7.6% of the overall loss ratio of 58.0%. For 2005, the loss ratio for AVIC was 60.3% and Virginia Mutual was 49.5%, which represents 4.2% of the overall loss ratio of 60.1%. Also included in the loss ratio are 2.3% of catastrophe losses for 2006 and 2.1% for 2005. The Company had $13.8 million in gross catastrophe losses during 2006 due to severe weather occurring in the first and second quarters compared to $11.6 million in similar losses in the first quarter of 2005. The effect of claims from these events impacted underwriting results by $0.11 and $0.09 per share in 2006 and 2005, respectively, after taxes. The Company’s allocated share of catastrophe losses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program.

The loss ratio for AIC and AGI declined from 60.6% as of December 31, 2005 to 57.3% as of December 31, 2006. The overall loss ratio declined 2.1% from 60.1% in 2005 to 58.0% in 2006.

AVIC impacted the LAE ratio by 1.0% in 2006 compared to 0.4% in 2005. Technology costs have impacted the LAE ratio by 0.1% in 2006.

For 2006, the expense ratio has been impacted 3.4% by AVIC’s expense structure, 1.2% by Virginia Mutual, 0.3% with the adoption of SFAS No. 123(R) and 0.7% due to technology costs. For 2005, the expense ratio was impacted 1.5% by AVIC, 1.4% by Virginia Mutual and 0.5% due to technology costs.

The overall higher expense structures of AVIC and Virginia Mutual, along with the impact of SFAS No. 123(R) and technology costs offset by a decline of 2.1% in the overall loss ratio produced an underwriting margin of 9.2% in 2006, compared with 10.0% in 2005. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Net investment income decreased 1.9% for 2006, as a result of lower partnership income and a decline in interest income on fixed maturities offset by increases in dividend income and short-term investment income.

Other income and fees increased $4.0 million in 2006 due to an increase in fee income from AVIC.

For 2006, pretax operating income increased $3.3 million and operating income, net of tax, increased $4.8 million as a result of a decrease in the effective tax rate from 24.1% to 22.0%. The tax rate for 2005 was impacted by the Company’s tax allocation agreement and an increase in investment in affordable housing tax credits. The tax rate for 2006 was impacted by a change in the Company’s tax allocation agreement, the release of a reserve for uncertain tax positions and an increase in investment in affordable housing tax credits. The uncertain tax position release resulted from the closing of tax years 1999 through 2001 which were under audit by the Internal Revenue Service.

Realized investment losses, net of tax, increased $3.2 million during 2006 as a result of lower net gains on equity securities offset by higher gains on fixed maturities and increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $311 thousand in 2005 to $796 thousand in 2006.

Net income increased 2.0% for 2006, compared to 22.5% in 2005, with AVIC and Virginia Mutual contributing $2.0 million in 2006. Return on equity was 17.2% for 2006 compared to 18.6% in 2005.

At December 31, 2006, the Company’s property casualty subsidiaries’ Adjusted Capital calculated in accordance with National Association of Insurance Commissioners (NAIC) Risk-Based Capital (RBC) guidelines was $450.7 million compared to the Authorized Control Level (Required) RBC of $35.7 million. These statutory measures serve as a benchmark for the regulation of an organization’s solvency by state insurance regulators.

2005 Compared to 2004

Property casualty insurance premiums increased $70.9 million, or 14.6% during 2005 with $42.2 million of the increase attributable to the new entrants to the pool with AVIC contributing $20.8 million and Virginia Mutual contributing $21.4 million. AIC and AGI contributed $28.7 million of the increase in property casualty premiums, with personal lines increasing $26.0 million and ceded reinsurance premiums declining $2.0 million. The decline in ceded catastrophe reinsurance premiums is related to reinstatement premiums paid in 2004 related to Hurricane Ivan catastrophic activity that were not paid in 2005. The increase in personal lines was attributable to homeowner and manufactured home premiums increasing $16.6 million, or 12.7%, automobile premiums increasing $7.2 million, or 2.4%, and farmowner premiums increasing $1.4 million, or 5.7%.

The loss ratio for the year related to the AVIC business was 60.3% and Virginia Mutual was 49.5%, which represents 4.2% of the overall loss ratio of 60.1%. Also included in the loss ratio are 2.1% of catastrophe losses. The Company had $11.6 million in gross catastrophe losses during 2005 due to severe weather occurring in the first quarter compared to $9.2 million in similar losses in 2004. The effect of claims from these events impacted underwriting results by $0.09 and $0.07 per share in 2005 and 2004, respectively, after taxes. The Company’s allocated share of catastrophe losses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program.

The LAE ratio has been impacted by the addition of AVIC, which has a different expense structure than AIC and AGI. AVIC pays Vision a fee based on earned premiums to provide loss adjustment activities. This fee structure contributed 0.4% to the LAE ratio.

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

Pretax operating income increased $4.2 million and operating income, net of tax, increased $2.7 million as a result of the addition of AVIC and Virginia Mutual business.

Net income increased 22.5% for 2005, compared to 27.0% in 2004, with AVIC and Virginia Mutual contributing $2.7 million in 2005. Return on equity was 18.6% for 2005 compared to 16.7% in 2004.

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

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Premiums and policy charges
Universal life policy charges	$21,695	$20,803	$19,863
Universal life policy charges—COLI	4,018	3,812	3,473
Interest sensitive life policy charges	11,113	10,884	10,754
Traditional life insurance premiums	45,526	40,617	36,642
Group life insurance premiums	493	517	492

Total premiums and policy charges	$82,845	$76,633	$71,224

Net investment income	$56,527	$50,963	$49,129

Benefits and expenses	$93,422	$87,841	$86,864

Amortization of deferred policy acquisition costs	$11,868	$9,277	$8,024

Pretax operating income	$34,082	$30,478	$25,465

Operating income, net of tax	$23,925	$21,736	$18,763

Realized investment gains, net of tax	$5,373	$3,837	$7,873

Net income	$29,298	$25,573	$26,636

2006 Compared to 2005

Results of operations for this segment have been impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

Life’s premiums and policy charges increased $6.2 million, or 8.1%, for 2006, compared to an increase of $5.4 million, or 7.6%, in 2005.

Life insurance premiums increased $4.9 million, or 11.9%, in 2006 compared to $4.0 million, or 10.8%, in 2005. This growth is attributable to increases in term life insurance premiums of $4.7 million for 2006. In addition, term life policies inforce on a year to date basis have increased 7.8%. During January 2006, Life began offering a return of premium level term life product which contributed $3.1 million of the $4.9 million increase in life insurance premiums for 2006.

Life insurance policy charges increased $1.3 million during 2006 primarily due to increased fund balances on which policy charges are assessed. In addition, a slight increase of 0.3% in the number of universal life policies inforce contributed to the increase.

On a statutory accounting basis, issued annualized new business premium increased by 29.0% to $17.8 million with a total volume of $3.4 billion of insurance being issued in 2006. The new product offerings for 2006 contributed as follows: return of premium level term – 6,329 policies issued, $4.6 million of issued annualized new business premium and volume of $1.1 billion of insurance issued; annuities – 57 policies issued and $1.4 million of issued annualized new business premium.

Total life insurance inforce as of December 31, 2006 increased $1.4 billion, with term insurance increasing $1.3 billion, or 11.7%, compared to 2005. Annualized premiums for inforce business increased 5.2%, or $6.6 million, with term insurance increasing 15.9% or $5.4 million. Policies inforce increased 1.4% for 2006 compared to 2005. The persistency ratio for life business was 90.7% at December 31, 2006, compared to 91.2% at December 31, 2005.

The mortality ratio increased to 104% of expected in 2006 from 96% of expected in 2005. The result was an increase of $5.3 million in benefits and claims expense for 2006. Operating expenses have increased $158 thousand for 2006 with SFAS No. 123(R) adding $289 thousand and the new policy administration system adding $2.4 million offset by decreases in legal costs of $2.5 million due to net legal reserve reductions of $2.2 million. Amortization of deferred policy acquisition costs have increased in 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods.

Invested assets increased 6.8% since December 31, 2005, while net investment income increased 10.9%. Interest income on fixed maturities increased 9.8% during 2006. Realized investment gains, net of tax, increased $1.5 million, or 40%, for 2006 as a result of increased gains on equity securities and fixed maturities. On a pretax basis, writedowns increased from $1.7 million in 2005 to $2.1 million in 2006.

Operating income, net of tax, increased 10.1% during 2006 and net income increased 14.6% or $3.7 million. With an increase in realized investment gains in 2006, net income increased 14.6% compared to a decrease in net income of 4.0% in 2005, which was the result of a 51.3% decrease in realized investment gains in 2005.

At December 31, 2006, the life subsidiary’s Adjusted Capital calculation in accordance with NAIC RBC guidelines was $215.3 million compared to the Authorized Control Level (Required) RBC amount of $12.9 million.

2005 Compared to 2004

Life’s premiums and policy charges increased $5.4 million, or 7.6%, for 2005, compared to an increase of $5.1 million, or 7.6% in 2004. Issued annualized new business premium increased by 1.9% to $13.6 million with a total volume of $2.9 billion of insurance being issued.

Total life insurance inforce for 2005 increased $1.4 billion, with term insurance increasing $1.2 billion, or 12.4%. Annualized premiums for inforce business increased 6%, or $7.2 million, for the year, with term insurance increasing 11.6%, or $3.4 million. The persistency ratio remained steady at 91.2%.

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

Results of operations for this segment have been impacted by the following events in 2005 and 2006:

•

On January 3, 2005, the Company completed the purchase of Vision, a managing general agency that currently writes nonstandard automobile insurance policies in nine states. In addition, during 2005, Vision wrote a limited amount of homeowner business through other carriers as a general agency. Vision, headquartered in Brentwood, Tennessee, provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers, which includes AVIC.

•

On December 31, 2005, the Company completed the sale of a substantial portion of its commercial lease portfolio and other assets, net of related liabilities, to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry.

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company has provided for a net charge of $3.5 million on a pretax basis and $2.3 million on an after tax basis or a $0.03 impact on diluted earnings per share.

2006 Compared to 2005

Noninsurance operating income increased $366 thousand to an operating profit of $328 thousand in 2006 compared to an operating loss of $38 thousand for 2005. Net income for 2006 was $277 thousand compared to a net loss of $64 thousand in 2005. Included in operating expenses for this segment is $142 thousand of SFAS No. 123(R) expense for 2006.

Agency operations for the year produced an increase in net income of $2.8 million. In 2006, Vision generated net income of $2.7 million due to increased production for AVIC compared to an operating loss of $86 thousand in 2005 due to infrastructure costs and lower than anticipated premium volume attributable to delays in licensing. During both 2006 and 2005, AAM and AAG produced $72 thousand in operating income.

Loan operations in Financial produced net income of $308 thousand for the year compared to $3.1 million in 2005. During the second quarter of 2006, loans were written off totaling $5.5 million as a result of fraudulent activity by one agent offset by insurance recoveries of $2 million. Despite the net increases in loan losses, loan operations continued to grow with a 3.1% increase in the loan portfolio, an increase in the loan portfolio yield to 7.88% from 7.41%, and an average delinquency ratio of 1.99%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry increased 20.0% for the year while the carrying value increased 7.3%.

Commercial lease operations in Financial produced a net loss of $1.9 million for 2006 as a result of servicing fee expense, legal expenses and reduced lease income compared to a net loss in 2005 of $2.2 million.

ABC had an operating loss of $840 thousand in 2006 compared to an operating loss of $931 thousand in 2005. The operating loss in 2006 is a result of increased benefit expenses offset by an increase in net investment income.

2005 Compared to 2004

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

Loan operations in Financial continue to grow with a 12.3% increase in the loan portfolio, an increase in the loan portfolio yield to 7.41% from 6.89%, and an average delinquency ratio of only 1.44%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry increased 113.7% for the year while the carrying value increased 3.6%. These components of Financial produced net income of $3.1 million for the year.

ABC had an operating loss of $931 thousand for 2005 as a result of recognition of a deferred tax asset and subsequent charge to earnings for the change in the deferred tax asset.

CORPORATE OPERATIONS

The following discussion relates to the Company’s corporate operations and intercompany profit eliminations between the Company and its subsidiaries.

2006 Compared to 2005

Corporate expenses, including the impact of eliminations, decreased $1.2 million in 2006 due primarily to a change in the Company’s tax allocation agreement offset by increases in accounting fees, legal fees and borrowing costs. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by $1.8 million from levels experienced in 2005. The weighted average rate increased one hundred basis points from 4.3% at December 31, 2005 to 5.3% at December 31, 2006 with corporate debt increasing from $77.6 million at the end of 2005 to $97.0 million on December 31, 2006. Included in the operating results for this segment is $94 thousand of SFAS No. 123(R) expense for 2006.

2005 Compared to 2004

Corporate expenses, including the impact of eliminations, increased $2.0 million in 2005 due primarily to an increase in borrowing costs. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions and the purchase of Vision led the Company’s interest expense to rise by $1.9 million from levels experienced in 2004. The weighted average rate increased from 2.3% to 4.3% with corporate debt increasing from $58.1 million at the end of 2004 to $77.6 million on December 31, 2005.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, invested assets and yields are presented below for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Increase (decrease) in cash flow from operations	8.7%	(7.9)%	35.3%
Increase in invested assets since January 1, 2006, 2005 and 2004	6.2%	7.9%	5.3%
Investment yield rate	5.7%	6.0%	6.0%
(Decrease) increase in net investment income	(1.8)%	6.2%	7.5%

As a result of the overall positive cash flows from operations, invested assets grew 6.2% since December 31, 2005 while net investment income decreased 1.8%. The increase in cash flow from operations in 2006 was due primarily to the increase in net written premiums partially offset by increases in losses paid. Property casualty underwriting income of $55.9 million in 2006, $55.9 million in 2005 and $50.2 million in 2004 positively impacted cash flow from operations. In addition, the COLI plan in the life insurance subsidiary provided $15 million in additional cash flow in 2006, $15 million in 2005 and $15 million in 2004. Cash remained relatively unchanged as increased cash flows from operations were used for investing and financing activities. During 2006, the Company also increased its investment in fixed maturity securities by $41.3 million. The Company’s decrease in net investment income resulted primarily from the write-off of loans in Financial’s portfolio, increased borrowing costs and lower partnership earnings. These items were partially offset by increased earnings on fixed maturities, equity securities and short-term investments.

The overall yield rate, calculated using amortized cost, declined during 2006 to 5.7%. The Company had net realized investment gains before income taxes of $3.4 million in 2006 compared to realized investment gains of $6.1 million during 2005. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

Investments (Other than Investments in Affiliates)

The composition of the Company’s investment portfolio is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
Fixed maturities
Taxable
Mortgage-backed securities	27.4%	28.6%
Asset-backed securities	4.1	5.0
U.S. Treasury securities	0.5	0.5
U.S. government and corporate agencies	11.0	9.3
Obligations of states and political subdivisions	3.6	4.1
Corporate bonds	9.4	11.4

Total taxable	56.0	58.9
Tax exempts	16.2	17.3

Total fixed maturities	72.2	76.2

Equity securities	5.6	5.7
Policy loans	3.2	3.3
Collateral loans	6.4	6.7
Other long-term investments	4.3	3.5
Short-term investments	8.3	4.6

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In 2006, the overall mix of investments shifted due to additional investments in short-term investments and partnerships yielding tax credits.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
AAA to A-	93.7%	90.8%
BBB+ to BBB-	5.7	7.3
BB+ and below (below investment grade)	0.4	1.9
Not rated	0.2	—

	100.0%	100.0%

At December 31, 2006, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At December 31, 2006, approximately 37.9% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operation is not believed to be significant. These risks are discussed in more detail in Item 7A of this Form 10-K. At December 31, 2006, the Company’s total portfolio of fixed maturities had gross unrealized gains of $28.7 million and gross unrealized losses of $18.2 million. All securities with the exception of the investment noted above are priced by nationally recognized pricing services or by broker/dealers securities firms. During 2006, the Company sold $101.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.2 million and gross realized losses of $1.3 million. During 2005, the Company sold $108.4 million in fixed maturities available for sale. These sales resulted in gross realized gains of $427 thousand and gross realized losses of $2.2 million.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At December 31, 2006, the Company had unrealized gains in such investments of $1.2 million compared to $134 thousand at December 31, 2005. The Company recognized a net loss of $98 thousand on the disposal of high yield debt securities in 2006 after recognizing a net gain of $80 thousand on similar disposals in 2005.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During 2006, the Company wrote down one bond issue totaling $20 thousand and nine equity securities totaling $2.9 million for which declines in value were deemed to be other than temporary. During 2005, the Company wrote down three bond issues totaling $1.0 million and five equity securities totaling $1.0 million for which declines in value were deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either December 31, 2006 or December 31, 2005.

Of the Company’s $18.2 million in gross unrealized losses on fixed maturities available for sale, $11.7 million or 64.3% are related to mortgage-backed securities, $2.8 million or 15.6% to obligations of United States government corporations and agencies, $1.8 million or 9.9% to asset-backed securities, $1.1 million or 5.8% to obligations of states and political subdivisions, $698 thousand or 3.8% to corporate securities and $97 thousand or 0.6% to United States treasury securities. At December 31, 2006, unrealized losses of $1.9 million existed on equity securities directly owned by the Company. Of this amount, the greatest concentrations of gross unrealized losses were in the energy, information technology and healthcare sectors where the Company had losses of $1.1 million, $497 thousand and $167 thousand, respectively. In assessing each security, the Company analyzes the industry and earnings trends of the underlying issuer, the length of time the security has continuously been in a loss position, and the magnitude of the loss in comparison to its cost. Generally, the Company writes down securities that, based on its review, appear to be other than temporarily impaired. Due to the subjectivity of the writedown process, there are risks and uncertainties that could impact the Company’s future earnings and financial position. If recoveries in the price of securities fail to materialize, the Company’s earnings and financial position will be negatively impacted. The Company’s investment philosophy is one that generally looks for long-range growth based on the Company’s willingness and ability to hold investments for extended periods of time.

Three equity securities had experienced a reduction of at least 20% in value at the end of 2006. Of these equity securities in loss positions, all had been written down to values no greater than $1 thousand. Each had been in a loss position for greater than twelve months. One fixed maturity with unrealized losses of $595 thousand had experienced a reduction in value of at least 20% at the end of 2006 and had been in a loss position for longer than three months but less than six months. The Company’s general practice is to re-evaluate any security written down on a periodic basis in order to determine whether additional impairment has occurred.

At December 31, 2006, the Company held below investment grade fixed maturities with a cost of $6.4 million and a fair value of $6.5 million. While these securities represent 0.4% of both the cost and fair value of the Company’s total fixed maturity portfolio, only three of these investments were in an unrealized loss position. Additionally, at December 31, 2006, the Company owned equity securities that have issued “junk” bonds with a cost of $17.1 million and a fair value of $18.1 million. These securities had gross unrealized gains of $1.5 million and gross unrealized losses of $470 thousand at the end of the year. These unrealized losses comprised less than 0.4% of the total fair value and 20.7% of the total gross unrealized losses from equity securities for the Company at December 31, 2006.

The table below shows a breakdown of the unrealized losses on fixed maturities at December 31, 2006 based on the maturity date of each.

Gross Unrealized Loss
Less than 1 year	$1,036
Between 1 and 3 years	102,700
Between 3 and 5 years	263,050
Between 5 and 10 years	2,451,227
Between 10 and 20 years	4,291,452
Over 20 years	11,112,998

$18,222,463

Of the fixed maturities experiencing declines in value at December 31, 2006, four were in a loss position of over $500 thousand. These securities cumulatively represented 0.2% of the fair value of fixed maturities available for sale at December 31, 2006 and a 10.8% decline from cost. Of the equity securities directly owned by the Company with unrealized losses at December 31, 2006, six were in a loss position of over $100 thousand. Of these securities, four securities are part of the energy sector, one security is part of the healthcare sector and one security is part of the technology sector. These securities cumulatively represented 10.7% of the fair value of equity securities at December 31, 2006 and a 10.9% decline from cost.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At December 31, 2006, the delinquency ratio on the loan portfolio was 2.08%, or $2.7 million. Loans charged off in 2006 totaled $4.3 million, including net charge-offs of $3.5 million recorded following the investigation of an agent’s misconduct. At December 31, 2006, the Company maintained an allowance for loan losses of $1.6 million or 1.2% of the outstanding loan balance. In addition, at December 31, the Company maintained an allowance for lease losses of $1.2 million or 55.9% of the outstanding lease balance. Leases charged off in the same period were $328 thousand. Other significant long-term investments include assets leased under operating leases.

The Company periodically invests in affordable housing tax credit partnerships. At December 31, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of $37.3 million. The Company’s carrying value of such investments was $64.2 million at December 31, 2006.

Other Long-Term Investments in Affiliates

The composition of the Company’s other long-term investments in affiliates is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
Equity method investments [1]	67.2%	54.1%
Notes receivable	32.8	45.9

Total	100.0%	100.0%

[1]	Includes partnerships, joint ventures and unconsolidated investee companies.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income, net of the cost of capital, was $1.4 million in 2006, $1.2 million in 2005 and $540 thousand in 2004. Other equity-method investments include partnership interests held by the Company’s insurance subsidiaries (refer to Note 4 – Investments).

Also included within other long-term investments in affiliates are notes receivable from several affiliated entities including a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, resulting from the sale of OFC Capital in 2005. The balance at December 31, 2006 and 2005 was $33.0 million and $55.5 million, respectively.

INCOME TAXES

The effective tax rate was 23.8% in 2006, 28.2% in 2005 and 25.9% in 2004. The decrease in 2006 from the 2005 effective rate is due to a 2005 year-end adjustment for taxes relating to ABC, the release of a reserve for uncertain tax positions of $3.3 million in 2006 due to the closing of tax years 1999 through 2001 and an increase in investment by the Company in affordable housing tax credit partnerships in 2006. The increase in the effective tax rate in 2005 from 2004 is due to increases in income before income tax expense as compared to the relative mix of taxable income versus tax-exempt income. In addition, 1.2% of the 2005 increase is related to the recognition of a deferred tax asset and the subsequent charge to income tax expense for the change in this deferred tax asset arising from the formation of ABC in 1999.

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

Primary Source of Liquidity

Net cash provided by operating activities was $148.5 million, $136.6 million and $148.3 million in 2006, 2005 and 2004, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of debt, benefit obligations to policyholders and leases. Leases have primarily been originated by its insurance subsidiaries and Vision.

The Company’s contractual obligations at December 31, 2006 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$3,245,375	$1,185,807	$1,726,962	$332,606	$—
Capital lease obligations	20,810	20,810	—	—	—
Partnership funding obligations	37,342,559	8,766,410	12,709,909	15,866,240	—
Commercial Paper	207,530,000	207,530,000	—	—	—
Notes payable to affiliates	27,516,459	27,516,459	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	40,499,795	3,885,000	7,780,644	7,770,000	21,064,151
Property casualty loss and loss adjustment expense reserves (2)	184,308,357	140,074,351	40,547,839	3,686,167	—
Future life insurance obligations (3)	2,181,328,792	74,110,792	217,197,000	153,372,000	1,736,649,000

Total contractual obligations	$2,751,792,147	$463,089,629	$279,962,354	$181,027,013	$1,827,713,151

(1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at December 31, 2006 for variable rate debt and is shown in the table through the maturity of the underlying debt. Interest on long-term debt is accrued and settled monthly, thus the timing and amount of such payments may vary from the calculated value. For additional information refer to Note 10, Debt, in the Notes to Consolidated Financial Statements.
(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. At December 31, 2006, total property casualty reserves in the above table of $184,308,357 are gross of salvage and subrogation recoverables of $11,643,705.
(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2006. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Off-Balance Sheet Arrangements

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at December 31, 2006, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2007 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$34,539,035	$23,700,000	$10,839,035	$—	$—
Standby letters of credit	37,000	—	37,000	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	21,038,979	11,347,909	6,940,136	2,750,934	—

Total commercial commitments	$57,208,246	$35,247,909	$17,816,171	$2,750,934	$1,393,232

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

Debt

Total borrowings decreased $238 thousand in 2006 to $304.4 million. The majority of the short-term debt is commercial paper issued by the Company. At December 31, 2006, the Company had $206.9 million in commercial paper at rates ranging from 5.28% to 5.35% with maturities ranging from January 8, 2007 to January 31, 2007. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $27.5 million in short-term debt outstanding to affiliates at December 31, 2006 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993

Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During 2006, the Company granted 77,136 awards of restricted stock to certain officers and issued 452,000 nonqualified options under the 2005 Plan. At December 31, 2006, 3,193,098 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. Repurchases of 97,500 shares totaling $1,512,869 were made during the second and third quarters of 2006. At December 31, 2006, the total repurchased was 8,364,123 shares at a cost of $66,896,253. The Company has reissued 3,111,139 treasury shares as a result of option exercises, reissued 12,271 treasury shares as a result of restricted stock award releases and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

All share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend that was paid on June 17, 2002.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rate fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $20.6 million and $17.1 million in 2006 and 2005, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in 2006, 2005 and 2004. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At December 31, 2006, the total amount of cash that would be required to fund all amounts subject to surrender was $700.0 million.

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

Management establishes reserves using its best estimate determined using accepted actuarial techniques. Although management uses many internal and external resources, as well as multiple established methodologies to calculate reserves, there is no method for determining the exact ultimate liability.

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

The following table presents the loss and loss adjustment expenses payable by line of business at December 31, 2006 and 2005:

	December 31, 2006
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$80,997,159	$35,146,259	$19,383,521	$135,526,939
Homeowner Group (2)	19,495,260	11,732,635	5,599,330	36,827,225
Other (3)	1,996,790	1,223,200	690,002	3,909,992
Assumed reinsurance—affiliate (4)	6,797,525	735,268	298,683	7,831,476
Assumed reinsurance—other (5)	26,725	186,000	—	212,725

	$109,313,459	$49,023,362	$25,971,536	$184,308,357

Less: salvage and subrogation recoverable				(11,643,705)

Reserve for unpaid losses and loss adjustment expenses				$172,664,652

	December 31, 2005
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$72,696,266	$33,312,321	$17,017,008	$123,025,595
Homeowner Group (2)	21,007,595	10,757,285	6,101,717	37,866,597
Other (3)	1,830,965	1,080,200	792,566	3,703,731
Assumed reinsurance—affiliate (4)	3,926,228	555,929	195,547	4,677,704
Assumed reinsurance—other (5)	26,546	186,000	—	212,546

	$99,487,600	$45,891,735	$24,106,838	$169,486,173

Less: salvage and subrogation recoverable				(9,846,287)

Reserve for unpaid losses and loss adjustment expenses				$159,639,886

(1)	Auto represents the Company’s pooled share of preferred, standard, nonstandard and commercial auto as well as assumed nonstandard business in Texas.
(2)	Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and limited amount of commercial insurance including portfolio, church and businessowner.
(3)	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.
(4)	Assumed reinsurance—affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual.
(5)	Assumed reinsurance—other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $13.0 million, or 8.2% from December 31, 2005 to December 31, 2006. The reserve increase is primarily attributable to product level exposure changes. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	2006	2005	2004
Balance at January 1,	$159,639,886	$154,107,730	$144,723,003
less reinsurance recoverables on unpaid losses	(2,103,540)	(3,251,046)	(5,133,250)

Net balance on January 1,	157,536,346	150,856,684	139,589,753

Incurred related to:
Current year	388,721,009	353,497,743	325,446,874
Prior years	(8,326,507)	4,598,363	(7,280,159)

Total incurred	380,394,502	358,096,106	318,166,715

Paid related to:
Current year	278,243,187	252,333,889	232,589,448
Prior years	89,403,379	99,082,555	74,310,336

Total paid	367,646,566	351,416,444	306,899,784

Net balance at December 31,	170,284,282	157,536,346	150,856,684
plus reinsurance recoverables on unpaid losses	2,380,370	2,103,540	3,251,046

Balance at December 31,	$172,664,652	$159,639,886	$154,107,730

A tabular presentation of the current year $8.3 million favorable development broken down by accident year is shown below derived from the Company’s 2006 loss development table, as presented in Note 8 – Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements. The development is measured in dollars and as a percentage of the total December 31, 2006 net loss and loss adjustment expenses payable:

Accident year	Current Year Development of Ultimate Liability (Redundancy)/Deficiency (in thousands)	% of Total Net Loss and Loss Adjustment Expenses Payable
1996 and prior	$(130)	(0.08)%
1997	(5)	—
1998	(284)	(0.17)
1999	(218)	(0.13)
2000	(448)	(0.26)
2001	(1,720)	(1.01)
2002	(2,288)	(1.34)
2003	(1,871)	(1.10)
2004	(440)	(0.26)
2005	(922)	(0.54)

Total	$(8,326)	(4.89)%

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The 4.89% current year favorable development is the result of normal fluctuations and uncertainty associated with loss reserve development.

The $4.6 million unfavorable development in 2005 is the result of normal fluctuations and uncertainty associated with loss reserve development after adjusting for underestimation of a specific component of IBNR reserves at December 31, 2004.

Specifically, IBNR reserves were established at December 31, 2004 related to non-storm claim activity that occurred while the Company’s claim adjusters were handling claims resulting from Hurricane Ivan. Hurricane Ivan caused the most significant damage to ever occur in the state of Alabama. The 2004 non-storm claims that were not adjusted and settled until 2005 had higher levels of activity, both number and amounts, than historical patterns indicated which resulted in an increase to incurred losses of $7.2 million. The increase in prior accident year development was the result of the non-storm claims lag resulting from Hurricane Ivan.

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

Based on a review of historical ultimate development patterns, Management has estimated that one standard deviation from mid-point for ultimate development has a 1.7% favorable development opportunity and a 0.3% unfavorable development opportunity. The potential impact of loss reserve variability on net income is quantifiable using a standard deviation and carried reserve amounts listed above. To the extent that ultimate development is favorable compared to expectation, the potential reserve decrease is $2.9 million on a pretax basis. Likewise, if ultimate development is unfavorable compared to expectation, the reserve increase is $518 thousand on a pretax basis.

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

Reinsurance

Property Casualty – Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at December 31, 2006.

Each subsidiary is party to working cover reinsurance treaties for property casualty lines. Under the property per risk excess of loss treaty, each subsidiary is responsible for the first $600 thousand of each covered loss, and the reinsurers are responsible for 100% of the excess over $600 thousand of covered loss with a maximum recovery of $1.4 million. The rates for this reinsurance are negotiated annually. The subsidiaries also make use of facultative reinsurance for unique risk situations.

The Company’s subsidiaries participate in a catastrophe protection program through the Pooling Agreement. Under this program, the Company participates in only its pooled share of a lower catastrophe pool limit unless the losses exceed an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of statutory surplus relative to other members of the group as of the most recently filed annual statement. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. Refer to Note 2 – Pooling Agreement, Catastrophe Protection Program section in the Notes to Consolidated Financial Statements for further details.

The following table details the impact of reinsurance ceded for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Income Statement:
Working Cover—Nonaffiliates:
Earned Premium	$(3,351,944)	$(2,676,106)	$(2,568,862)
Losses Incurred	(576,350)	(1,391,345)	22,280
Commission Expense	(321,824)	(309,141)	(310,119)

Net (Loss)	(2,453,770)	(975,620)	(2,281,023)

Catastrophe—Affiliates:
Earned Premium	(1,406,630)	(386,589)	(2,136,491)
Losses Incurred	—	—	—
Commission Expense	—	—	—

Net (Loss)	(1,406,630)	(386,589)	(2,136,491)

Total:
Earned Premium	(4,758,574)	(3,062,695)	(4,705,353)
Losses Incurred	(576,350)	(1,391,345)	22,280
Commission Expense	(321,824)	(309,141)	(310,119)

Net (Loss)	$(3,860,400)	$(1,362,209)	$(4,417,514)

	December 31,
	2006	2005
Balance Sheet:
Receivables on Unpaid Losses	$2,380,370	$2,103,540
Premiums Receivable	$53,166	$—
Prepaid Reinsurance Premium	$1,387,964	$1,408,823
Premiums Payable	$1,361,347	$1,277,628

The fluctuation in working cover losses incurred is due to normal reserving activities as additional information is obtained regarding a claim along with claim settlements made during the year. The increase in catastrophe earned premium in 2006 is the result of renegotiation of the catastrophe program.

The Company’s subsidiaries are participants in a Pooling Agreement with the Mutual Group and Specialty in which each participant cedes premiums, losses and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual, in turn, retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. Refer to Note 2 – Pooling Agreement and Note 13 – Reinsurance in the Notes to Consolidated Financial Statements for further information.

Life – Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At December 31, 2006, Life had total insurance inforce of $22.6 billion of which $2.4 billion was ceded to other insurers. In addition, reserve credits of $9.1 million have been taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at December 31, 2006.

The following table details the impact of nonaffiliated reinsurance ceded for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Income Statement:
Premiums Paid	$(6,186,567)	$(5,713,469)	$(5,373,540)
Losses Incurred	(7,582,269)	(5,615,471)	(4,930,625)

Net Income (Loss)	$1,395,702	$(97,998)	$(442,915)

	December 31,
	2006	2005
Balance Sheet:
Receivables on Unpaid Losses	$455,413	$3,256,456
Policy Reserve Credits	$9,069,877	$7,996,836
Premiums Payable	$989,555	$1,024,188

The increase in losses incurred is the result of growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims. Receivables on unpaid losses increased in 2005 due to a large claim that occurred in December.

Effective July 1, 2006, Life entered into a new Accidental Death Catastrophic Reinsurance Agreement. The new agreement covers accidental death exposure in the portfolio by providing attritional and catastrophic protection with Life retaining the first $7.5 million of claims.

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

Geographic Concentration

The Company’s property casualty insurance business is generated in 13 states, with the majority of the business generated in 3 southeastern states, and its life insurance business is generated in 3 states. Accordingly, unusually severe storms or other disasters in these states might have a more significant effect on the Company than a more geographically diversified company and could have an adverse impact on the Company’s financial condition and operating results. However, the Company’s catastrophe protection program, which began November 1, 1996, reduced the potential adverse impact and earnings volatility caused by such catastrophe exposures.

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at December 31, 2006. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. It also nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The Company adopted FSP Nos. FAS 115-1 and 124-1 on January 1, 2006 and it did not have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement for APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company adopted this statement on January 1, 2006. It has not had a significant impact on the Company’s financial position or results of operations.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies use a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. This bulletin must be applied to financial statements for fiscal years ending after November 15, 2006. This bulletin has not had a significant impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), in September 2006. This statement requires a company to recognize on a prospective basis an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur as a component of other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements of the statement are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no management or operational employees. Refer to Item 1. for a more detailed discussion of personnel. As discussed in Note 21 – Plan of Conversion of Virginia Mutual Insurance Company, the Company executed a Plan of Conversion of Virginia Mutual Insurance Company during the third quarter of 2006. Virginia Mutual Insurance Company had a frozen defined benefit retirement plan at December 31, 2006. Virginia Mutual Insurance Company has been restructured to form a new subsidiary of the Company effective January 1, 2007. Since the Company did not have any plans impacted by this statement at December 31, 2006, it had no impact on the Company’s financial position or results of operations during 2006. Due to its new subsidiary’s frozen plan, the Company adopted this statement on January 1, 2007 with no significant impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140, which eliminates the exception from applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to interests on securitized financial assets so similar instruments are accounted for consistently regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcate. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company has reviewed the guidance of SFAS No. 155 and believes that the adoption of this statement on January 1, 2007 will not have a significant impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140, in March 2006. This statement will require entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. SFAS No. 156 is effective for annual periods beginning after September 15, 2006. The Company has reviewed the guidance of SFAS No. 156 and believes that the adoption of this statement on January 1, 2007 will not have a significant impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies choosing different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Since application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied. These impacts have yet to be determined, as is any decision concerning the early adoption of the standard.

The FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), in June 2006. This consensus requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company will disclose its related accounting policy as required by EITF 06-3 in its first quarter Form 10-Q with the adoption of this pronouncement having no significant impact on the Company’s financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and does not believe it will have a significant impact on its financial position or results of operations.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement. Transactions are accounted for as an internal replacement, as defined by this statement, when a policyholder requests a change not within the terms of the original contract and the change is deemed by the Company to be significant and integrated. For internal replacements of insurance products, the unamortized balance of acquisition costs previously deferred under the original contracts is charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007 and estimates that its adoption will not have a significant impact on the Company’s financial position or results of operations.

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

The Company’s fixed maturity portfolio is invested predominantly in high quality corporate, mortgage-backed, government agency and municipal bonds. The portfolio has an average effective duration of 4.80 years and an average quality rating of AA1. The changes in the fair value of the fixed maturity available for sale portfolio are presented as a component of stockholders’ equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the portfolio is managed to diversify its distribution. This duration distribution, as well as the portfolio’s moderate duration, serves to curb the impact of large swings in interest rates on the fixed maturity portfolio.

The estimated fair value of the Company’s investment portfolio at December 31, 2006 was $2.1 billion, 67.8% of which was invested in fixed maturities, 5.2% in equity securities, 6.4% in collateral loans, 7.8% in short-term investments and 12.8% in other long-term investments including investments in affiliates.

The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2006. The selected hypothetical changes do not indicate what would be the potential best or worst-case scenarios.

(dollars in thousands)	Estimated Fair Value at December 31, 2006	Estimated Change in Interest Rate (bp=basis points)	Estimated Fair Value After Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
FIXED MATURITY INVESTMENTS

U.S. Treasury Securities	$229,491	200 bp decrease	$238,172	0.7%
and obligations of U.S.		100 bp decrease	234,975	0.5
government corporations		100 bp increase	218,489	(0.9)
and agencies		200 bp increase	205,864	(2.0)

Tax-exempt obligations of	$325,526	200 bp decrease	$359,136	4.4%
states, municipalities and		100 bp decrease	342,062	2.1
political subdivisions		100 bp increase	307,878	(2.3)
		200 bp increase	288,281	(4.8)

Mortgage-backed and	$631,923	200 bp decrease	$657,475	2.1%
asset-backed securities		100 bp decrease	651,726	1.7
		100 bp increase	586,695	(3.8)
		200 bp increase	534,485	(8.2)

Corporate, taxable municipal	$259,811	200 bp decrease	$284,977	2.1%
and other debt securities		100 bp decrease	272,019	1.0
		100 bp increase	247,888	(1.0)
		200 bp increase	236,112	(2.0)

TOTAL FIXED MATURITY	$1,446,751	200 bp decrease	$1,539,760	7.8%
INVESTMENTS		100 bp decrease	1,500,782	4.5
		100 bp increase	1,360,950	(7.2)
		200 bp increase	1,264,742	(15.3)

COLLATERAL LOANS	$136,691	200 bp decrease	$142,218	*
		100 bp decrease	140,975	*
		100 bp increase	126,908	*
		200 bp increase	115,614	*

SHORT-TERM	$166,293	200 bp decrease	$172,584	*
INVESTMENTS		100 bp decrease	170,268	*
		100 bp increase	158,321	*
		200 bp increase	149,173	*

LIABILITIES

5.28% to 5.35% Commercial Paper	$206,923	200 bp decrease	$214,751	*
		100 bp decrease	211,869	*
		100 bp increase	197,003	*
		200 bp increase	185,620	*

Short-term Notes Payable	$27,516	200 bp decrease	$28,557	*
		100 bp decrease	28,174	*
		100 bp increase	26,197	*
		200 bp increase	24,684	*

*	Changes in estimated fair value have no impact on stockholders' equity.

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

At December 31, 2006, the Company’s equity portfolio was concentrated in terms of the number of issuers and industries. The Company’s top ten equity holdings represented $32.0 million or 28.8% of the equity portfolio. Investments in the energy sector represented 21.4% while the combined healthcare, materials and financial holdings sectors represented 18.3%, 17.5% and 11.4%, respectively, of the equity portfolio. No other sector represented over 10% of the equity portfolio. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term volatility as long as its subsidiaries’ ability to write business is not impaired.

The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2006. The selected hypothetical changes do not indicate what could be the potential best or worst-case scenarios.

Estimated Fair Value of Equity Securities at December 31, 2006	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
(dollars in thousands)
$111,427	20% increase	$133,713	2.7%
	20% decrease	$89,142	(2.7%	)

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the Alfa Corporation:

We have completed an integrated audit of the Alfa Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the 2006 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Alfa Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2006 financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 13, 2007

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

To the Stockholders and Board of Directors

Alfa Corporation:

We have audited the accompanying consolidated balance sheet of Alfa Corporation and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two–year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two–year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Birmingham, Alabama

March 7, 2006

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $57,272 in 2006 and $93,578 in 2005)	$55,052	$88,330
Fixed Maturities Available for Sale, at fair value (amortized cost $1,436,188,473 in 2006 and $1,394,823,078 in 2005)	1,446,693,702	1,419,708,095
Equity Securities Available for Sale, at fair value (cost $101,177,606 in 2006 and $96,668,040 in 2005)	111,427,207	107,020,104
Policy Loans	64,949,875	62,101,204
Collateral Loans	128,685,111	124,667,449
Other Long-Term Investments	86,823,771	64,476,156
Short-Term Investments	166,293,356	84,861,880

Total Investments	2,004,928,074	1,862,923,218
Cash	37,218,109	37,228,639
Other Long-Term Investments in Affiliates	120,819,010	138,457,224
Accrued Investment Income	17,026,711	16,858,408
Accounts Receivable	85,490,044	72,622,465
Reinsurance Balances Receivable	6,015,853	6,648,204
Deferred Policy Acquisition Costs	224,516,950	204,253,919
Goodwill	9,576,218	13,924,306
Other Intangible Assets (net of accumulated amortization of $1,366,800 in 2006 and $683,400 in 2005)	7,741,200	8,424,600
Other Assets	20,906,925	21,887,659

Total Assets	$2,534,239,094	$2,383,228,642

Liabilities and Stockholders' Equity
Policy Liabilities and Accruals—Property Casualty Insurance	$172,664,652	$159,639,886
Policy Liabilities and Accruals—Life Insurance Interest-Sensitive Products	646,354,761	600,994,074
Policy Liabilities and Accruals—Life Insurance Other Products	205,449,027	197,140,294
Unearned Premiums	236,481,371	221,864,870
Dividends to Policyholders	11,882,776	11,662,085
Premium Deposit and Retirement Deposit Funds	4,921,879	5,741,071
Deferred Income Taxes	25,547,554	29,118,958
Other Liabilities	75,222,398	74,147,205
Due to Affiliates	24,355,859	22,249,945
Commercial Paper	206,923,215	213,790,443
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	27,516,459	20,887,635

Total Liabilities	1,707,319,951	1,627,236,466

Commitments and Contingencies (Note 11)
Stockholders' Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000	—	—
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,459,113 in 2006 and 80,284,018 in 2005	83,783,024	83,783,024
Additional Paid In Capital	27,502,452	21,171,462
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $14,019,988 in 2006 and $22,105,684 in 2005; unrealized gains/(losses) on interest rate swap contract, net of tax, of $105,541 in 2006 and ($11,265) in 2005; unrealized gains/(losses) on other long-term investments, net of tax, of $75,006 in 2006 and ($394,560) in 2005)	14,200,535	21,699,859
Retained Earnings	738,811,778	667,535,056
Treasury Stock, at cost (shares, 3,323,911 in 2006 and 3,499,006 in 2005)	(37,378,646)	(38,197,225)

Total Stockholders' Equity	826,919,143	755,992,176

Total Liabilities and Stockholders' Equity	$2,534,239,094	$2,383,228,642

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
Revenues
Premiums—Property Casualty Insurance	$604,241,557	$556,438,727	$485,534,231
Premiums—Life Insurance	46,019,117	41,134,144	37,134,465
Policy Charges—Life Insurance	36,825,726	35,499,178	34,089,930
Net Investment Income	93,262,710	94,931,739	89,361,003
Realized Investment Gains	3,402,230	6,050,873	7,048,654
Other Income	28,386,795	22,849,897	8,123,307

Total Revenues	812,138,135	756,904,558	661,291,590

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	458,175,979	432,856,310	390,061,548
Dividends to Policyholders	4,134,455	4,009,119	3,873,932
Amortization of Deferred Policy Acquisition Costs	130,041,533	108,723,470	90,454,509
Other Operating Expenses	80,790,556	73,453,925	56,272,154

Total Benefits, Losses and Expenses	673,142,523	619,042,824	540,662,143

Income Before Income Tax Expense	138,995,612	137,861,734	120,629,447
Income Tax Expense	33,107,375	38,827,981	31,184,488

Net Income	$105,888,237	$99,033,753	$89,444,959

Net Income Per Share
- Basic	$1.32	$1.24	$1.12

- Diluted	$1.30	$1.23	$1.11

Weighted Average Shares Outstanding
- Basic	80,345,906	80,141,068	79,984,651

- Diluted	81,211,111	80,712,923	80,489,502

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2003	$83,783,024	$8,864,064	$41,351,404	$537,746,631	$(33,232,685)	$638,512,438
Net Income				89,444,959		89,444,959
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains (Losses), net of reclassification adjustment			(6,541,611)			(6,541,611)
Change in Unrealized Gain (Loss) on Interest Rate Swap Contract			2,949,238			2,949,238
Change in Unrealized Gain (Loss) on Other Long-Term Investments			301,340			301,340

Total Other Comprehensive (Loss)						(3,291,033)

Comprehensive Income						86,153,926
Sale of Subsidiaries		1,682,982				1,682,982
Dividends to Stockholders ($.3425 per share)				(27,582,081)		(27,582,081)
Issuance of Treasury Shares for Dividend Reinvestment Plan (12,158 shares)		(103,871)			103,871	—
Purchase of Treasury Stock (899,843 shares)					(12,152,909)	(12,152,909)
Exercise of Stock Options (503,836 shares)		518,607			4,319,345	4,837,952

Balance, December 31, 2004	83,783,024	10,961,782	38,060,371	599,609,509	(40,962,378)	691,452,308
Net Income				99,033,753		99,033,753
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains (Losses), net of reclassification adjustment			(17,344,869)			(17,344,869)
Change in Unrealized Gain (Loss) on Interest Rate Swap Contract			1,395,482			1,395,482
Change in Unrealized Gain (Loss) on Other Long-Term Investments			(411,125)			(411,125)

Total Other Comprehensive (Loss)						(16,360,512)

Comprehensive Income						82,673,241
Additional Capital Contribution		4,836,140				4,836,140
Issuance of Treasury Shares for Acquisition (325,035 shares)		2,218,848			2,781,152	5,000,000
Dividends to Stockholders ($.3875 per share)				(31,108,206)		(31,108,206)
Purchase of Treasury Stock (219,000 shares)					(2,960,751)	(2,960,751)
Stock-Based Compensation		282,812				282,812
Exercise of Stock Options (344,516 shares) and reclassification		2,871,880			2,944,752	5,816,632

Balance, December 31, 2005	83,783,024	21,171,462	21,699,859	667,535,056	(38,197,225)	755,992,176
Net Income				105,888,237		105,888,237
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains (Losses), net of reclassification adjustment			(8,085,696)			(8,085,696)
Change in Unrealized Gain (Loss) on Interest Rate Swap Contract			116,806			116,806
Change in Unrealized Gain (Loss) on Other Long-Term Investments			469,566			469,566

Total Other Comprehensive (Loss)						(7,499,324)

Comprehensive Income						98,388,913
Dividends to Stockholders ($.43 per share)				(34,611,515)		(34,611,515)
Purchase of Treasury Stock (97,500 shares)					(1,512,869)	(1,512,869)
Share-Based Compensation		5,366,308				5,366,308
Release of Restricted Share Awards (12,271 shares)		(102,913)			102,913	—
Exercise of Stock Options (260,324 shares)		1,067,595			2,228,535	3,296,130

Balance, December 31, 2006	$83,783,024	$27,502,452	$14,200,535	$738,811,778	$(37,378,646)	$826,919,143

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net Income	$105,888,237	$99,033,753	$89,444,959
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(148,261,850)	(126,165,508)	(103,065,322)
Amortization of Deferred Policy Acquisition Costs	130,041,533	108,723,470	90,454,509
Depreciation and Amortization	7,428,717	5,089,466	3,969,521
Stock-Based Compensation	3,469,135	415,817	146,888
Excess Tax Benefits from Stock-Based Compensation	(558,512)	—	—
Deferred Income Tax	466,694	(306,215)	(3,012,541)
Interest Credited on Policyholders' Funds	28,807,284	28,281,912	27,609,884
Net Realized Investment Gains	(3,402,230)	(6,050,873)	(7,048,654)
Earnings in Equity-Method Investments	(5,775,873)	(8,583,398)	(3,801,774)
Other, Net	2,569,586	(1,553,119)	9,397,319
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(168,303)	(100,420)	(1,152,279)
Accounts Receivable	(11,042,915)	(18,999,520)	(3,471,131)
Reinsurance Balances Receivable	632,351	(1,368,644)	536,122
Other Assets	1,018,237	(2,256,881)	5,382,779
Policy Reserves	24,347,606	20,807,581	25,599,547
Unearned Premiums	14,616,501	35,385,333	15,683,454
Amounts Held for Others	(598,501)	(228,101)	394,729
Other Liabilities	(4,933,102)	13,729,555	2,905,110
Due to/from Affiliates	4,003,086	(9,255,486)	(1,625,045)

Net Cash Provided by Operating Activities	148,547,681	136,598,722	148,348,075

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	33,052	26,211	43,072
Maturities and Redemptions of Fixed Maturities Available for Sale	287,911,669	393,899,269	328,912,867
Maturities and Redemptions of Other Investments	28,081,816	3,577,276	3,867,840
Sales of Fixed Maturities Available for Sale	101,700,623	108,372,196	61,425,800
Sales of Equity Securities	170,557,091	137,282,425	167,267,526
Sales of Commercial Leases	—	6,082,177	64,218,420
Sales of Other Investments and Other Assets	2,575,915	1,389,451	1,577,613
Distributions from Equity-Method Investments	3,706,924	4,958,837	3,989,974
Purchases of Fixed Maturities Available for Sale	(427,986,542)	(591,177,592)	(583,668,788)
Purchases of Equity Securities	(166,811,284)	(139,811,006)	(119,154,022)
Purchases of Other Investments and Other Assets	(36,702,995)	(31,261,395)	(60,739,337)
Origination of Consumer Loans Receivable	(71,712,711)	(73,540,434)	(60,409,849)
Principal Payments on Consumer Loans Receivable	63,650,546	59,170,054	48,786,565
Origination of Commercial Leases Receivable	—	(21,665,208)	(83,521,356)
Principal Payments on Commercial Leases Receivable	741,119	37,441,421	49,335,148
Net Change in Short-term Investments	(81,431,476)	(3,872,911)	28,472,140
Net Change in Receivable/Payable on Securities	(3,527,819)	(1,755,909)	2,917,338
Net Proceeds from Sales of Subsidiaries	—	2,252,520	7,495,925
Purchase of Subsidiary, Net of Cash Acquired	—	(12,702,438)	—

Net Cash Used in Investing Activities	(129,214,072)	(121,335,056)	(139,183,124)

Cash Flows From Financing Activities:
Change in Commercial Paper	(6,867,228)	9,487,237	39,859,437
Change in Notes Payable to Affiliates	6,628,824	5,000,000	(21,206,141)
Stockholder Dividends Paid	(34,611,515)	(31,108,206)	(27,582,081)
Purchases of Treasury Stock	(1,512,869)	(2,960,751)	(12,152,909)
Proceeds from Exercise of Stock Options	2,775,392	3,028,748	3,263,270
Excess Tax Benefits from Stock-Based Compensation	558,512	—	—
Deposits of Policyholders' Funds	74,018,163	72,109,506	69,738,185
Withdrawal of Policyholders' Funds	(60,333,418)	(53,644,054)	(51,924,735)

Net Cash Provided by (Used in) Financing Activities	(19,344,139)	1,912,480	(4,974)

Net Change in Cash	(10,530)	17,176,146	9,159,977
Cash—Beginning of Period	37,228,639	20,052,493	10,892,516

Cash—End of Period	$37,218,109	$37,228,639	$20,052,493

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP).

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state, and may change in the future. Currently, the Company’s statutory net income is the same and the surplus is not significantly different under the State of Alabama and NAIC accounting practices.

Consolidation

The consolidated financial statements include, after intercompany eliminations, Alfa Corporation and its wholly-owned subsidiaries

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

During 2003, one of Financial’s investments, MidCountry Financial Corporation (MidCountry), pursued the opportunity to purchase Bayside Financial Corp. In order for this purchase to take place, approval had to be secured from the Office of Thrift Supervision. Consequently, due to ownership levels, this transaction qualified Financial and the Company as unitary thrift holding companies. As a condition of approval, the Company agreed to sell its residential and commercial construction subsidiary, Alfa Builders, Inc. (Builders) and its real estate sales subsidiary Alfa Realty, Inc. (Realty) to Southern Boulevard Corporation (Southern), a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual) for their independently-determined fair values of $5.5 million and $2.6 million, respectively. Southern subsequently became Alfa Properties, Inc. (Alfa Properties) during the first quarter of 2004. No gain or loss was recorded on these transactions. The financial statements and notes to the financial statements contained within this report include the results of these subsidiaries for the first two months of 2004.

Affiliates

Alfa Corporation is affiliated with Mutual, Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.8% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Mutual. Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Prior to January 1, 2007, Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Fire under a Strategic Affiliation Agreement signed in August 2001. On January 1, 2007, Virginia Mutual demutualized and Alfa Alliance Insurance Corporation (Alliance), a new subsidiary of the Company, was formed. Refer to Note 21 – Plan of Conversion of Virginia Mutual Insurance Company for further details.

Nature of Operations

Alfa Corporation operates predominantly in the insurance industry. At December 31, 2006, its insurance subsidiaries write life insurance in Alabama, Georgia and Mississippi and property casualty insurance in Arkansas, Florida, Georgia, Indiana, Kentucky, Mississippi, Missouri, Ohio, Tennessee and Virginia. In addition, AVIC assumes business in Texas.

As more fully discussed in Note 2 – Pooling Agreement, the Company’s property casualty insurance business is pooled with that of the Mutual Group, which writes property casualty business in Alabama, and Specialty, which writes nonstandard auto business in Alabama, Georgia, Mississippi and Virginia. The Company’s pooled business is concentrated geographically in Alabama, Georgia and Mississippi with $528 million of premiums and policy charges, or 77%, generated during 2006 from policies written in Alabama. Accordingly, unusually severe storms or other disasters in this state might have a more significant effect on the Company than on a more geographically diversified insurance company and could have an adverse impact on the Company’s financial condition and operating results. Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama’s low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future.

The Company’s noninsurance subsidiaries are engaged in consumer financing, commercial leasing, agency operations and benefits administration.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are particularly important in determining reserves for future policyholder benefits, reserves for losses and loss adjustment expenses payable, evaluation of other-than-temporary impairments on investments, capitalization and amortization of deferred policy acquisition costs, and reserves relating to litigation. Actual results could differ from those estimates.

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

Universal Life Products: Universal life type products include universal life insurance, other interest-sensitive life insurance policies and annuity products. Universal life revenues, which are considered operating cash flows, consist of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. The timing of revenue recognition is determined by the nature of the charge. Cost of insurance and policy administrative charges are assessed on a monthly basis and recognized as revenue when remittances are processed. Percent of premium charges are assessed at the time of payment by the policyholder and recognized as revenue when processed. Surrender charges are recognized as revenue upon surrender of a contract by the policyholder in accordance with contractual terms. Benefit reserves for universal life represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include interest credited to policy account balances on a monthly basis and death claims reported in the period in excess of related policy account balances.

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

Share-Based Employee Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model. Option valuation methods require the input of assumptions, including the expected stock price volatility, expected option term, risk-free interest rate and expected dividend yield.

Compensation cost is recognized ratably over the vesting period of the related share-based compensation award to non-retirement eligible employees. Compensation cost is recognized immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved.

Income Taxes

The Company’s method of accounting for income taxes is the liability method in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary difference is expected to reverse. The Company files a consolidated tax return. The method of allocation between subsidiaries is subject to a written agreement, approved by the Board of Directors. The tax liability of the Company is allocated to each subsidiary on the basis of the percentage of total tax of the subsidiary, if computed on a separate return, compared to the total amount of taxes computed for the Company.

Investments

Fixed Maturities: Fixed maturities held for investment include investments that the Company has both the ability and positive intent to hold until maturity; such securities are reported at amortized cost. Securities available for sale include bonds and redeemable preferred stocks that the Company may elect to sell prior to maturity and are reported at their current fair value. The unrealized gains or losses on these securities are reflected in accumulated other comprehensive income within stockholders’ equity, net of taxes. Furthermore, deferred policy acquisition costs for universal and other interest sensitive life insurance products are adjusted to reflect the effect that would have been recognized had the unrealized holding gains and losses been realized. This adjustment to deferred acquisition costs results in a corresponding adjustment to comprehensive income. During 2006, the amount of this adjustment before taxes was $2.0 million. Amortization of premium or discount is calculated using the scientific (constant yield) interest method and is recorded as an adjustment to investment income. The interest method results in a constant effective yield equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments to book value. Fixed maturities containing call provisions (where the issue can be called away from the Company at the issuer’s discretion) are amortized to the call or maturity value/date that produces the lowest asset value (yield to worst). For mortgage-backed and asset-backed securities, the amortization period reflects estimates of the period over which repayment of principal is expected to occur, not the stated maturity period.

Equity Securities: Equity securities (common and non-redeemable preferred stocks) are carried at fair value. The unrealized gains or losses on these securities are reflected as accumulated other comprehensive income within stockholders’ equity, net of taxes.

Declines in fair values of fixed maturities and equity securities deemed to be other than temporary are recognized in the determination of net income. Generally, realized gains and losses on sales of investments are recognized in net income using the first-in, first-out methodology. In some instances, the Company may use the specific identification method if so directed by the investment portfolio manager. Realized investment gains and losses are reported on a pretax basis as a component of revenues. Income taxes applicable to net realized investment gains and losses are included in the provision for income tax.

Collateral Loans and Commercial Leases: Collateral loans and lease financings, included in other long-term investments, are reported in the balance sheet at outstanding principal balance adjusted for charge-offs and the allowance for losses in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others. The allowance for losses on collateral loans and commercial leases represents the Company’s best estimate of probable losses inherent in the portfolios based on relevant observable data that include, but are not limited to, historical experience, collateral type, account balance and delinquency. Credit losses are deducted from the allowance and charged off in the period in which the loans or leases are deemed uncollectible. Recoveries previously charged off are recorded when received. The Company considers an account to be delinquent if it is thirty or more days late in its scheduled payments. If the account is over 90 days late, the Company considers repossession of the collateral. If collateral is repossessed, the loan or lease is written down against the allowance for losses and the asset is transferred to other assets and carried at the lower of cost or estimated fair value less the cost to dispose. Loans are placed on a nonaccrual status when a bankruptcy is reported or the collateralized assets are repossessed. The Company uses the effective interest method to recognize income on loans and leases. Deferred fees are amortized over the term of the commercial lease.

Other Long-term Investments: Partnerships, joint ventures and unconsolidated investee companies accounted for using the equity method are a component of other long-term investments and other long-term investments in affiliates. Investments in partnerships, joint ventures and unconsolidated investee companies are stated at the underlying audited equity value based on accounting principles generally accepted in the United States of America. Investments are reviewed annually for impairments and adjusted accordingly. It is the Company’s policy to review investments for applicability of Financial Accounting Standards Board Interpretation (FIN) 46(R), Consolidation of Variable Interest Entities. At December 31, 2006, the Company determined that no investment required consolidation based on FIN 46(R) criteria.

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

At December 31, 2006, Vision had a carrier contract requiring them to fund a collateral trust based on a percentage of written premiums. The primary purpose was to provide collateral for the payment of all obligations and performance of all duties set forth in the contract. The amount in the trust is reviewed on an annual basis and adjusted accordingly. The amount of cash restricted at December 31, 2006 and 2005 was $982 thousand and $957 thousand, respectively.

Accounts Receivable

Accounts receivable are primarily comprised of premium installment plan receivables from policyholders and insurance carrier receivables. The allowance for doubtful accounts at December 31, 2006 and 2005 was $1.5 million and $585 thousand, respectively.

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

Life Insurance Products: Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Unrealized holding gains are recorded as an adjustment to deferred policy acquisition costs under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, when amortization expense is determined under the gross profits method described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

Property Casualty Products: Acquisition costs for property casualty insurance are amortized over the period in which the related premiums are earned.

A premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations when anticipated losses, loss adjustment expenses, commissions and other acquisition costs, and maintenance costs exceed the recorded unearned premium reserve, and any future installment premiums on existing policies. The Company had no liability related to premium deficiency reserves at December 31, 2006 or 2005. The Company utilizes anticipated investment income as a factor in the premium deficiency calculation.

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

Intangible assets include agent relationships, information technology, and restrictive covenants, and are amortized on a straight-line basis over periods ranging from 5 to 20 years. The Company evaluates the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset would be amortized prospectively over the revised remaining useful life.

Other Assets

Included in other assets, furniture, equipment, capital leases, software and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Software amortization for significant business software projects is computed using the 200% double declining basis (half year convention) over five years. Costs to develop internal use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is capitalized and depreciated on a straight-line basis over the estimated useful life of the software, not to exceed five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements, not to exceed seven years. Accumulated depreciation and amortization at December 31, 2006 and 2005 was $7.1 million and $3.8 million, respectively. Depreciation and amortization expense for 2006, 2005 and 2004 was $3.4 million, $1.6 million and $1.0 million, respectively.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statements require that the Company recognize all derivatives as either assets or liabilities in the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. Any ineffective portions of hedges would be recognized in earnings.

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

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure of the variable-rate long term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating long-term debt with a fixed rate of 4.945%. During 2006, interest received ranged from 4.469% to 5.372%.

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

Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation are reported in accumulated other comprehensive income, net of taxes. The Company accounts for the hedging instrument using the short-cut method and has not reclassified any of the gains or losses to interest expense in the subsequent periods. The fair value of the interest rate swap contract decreased by $180 thousand in 2006 prior to tax expense of $63 thousand.

If it is determined that the swap has ceased to be a highly effective hedge, is sold, or is terminated, the Company will discontinue hedge accounting prospectively. The change in fair value of the hedged item attributable to hedged risk, as has been reported in accumulated other comprehensive income, would be amortized to interest expense over the remaining life of the hedged item.

Other Derivative Instruments: Covered call options are contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to purchase a financial instrument at a specified price within a specified period of time. The Company writes (sells)

call options on certain common stocks it already owns to enhance returns to the extent of the premium received. The premium received for a written call option is recorded in other liabilities until the option is exercised, expires, or is otherwise terminated. On disposition, gains (losses) are recognized immediately, with gains (losses) on exercise combined with gains (losses) on the covering asset. The liability is marked to market at each statement date with the changes in the market value of the open options recognized as realized gains (losses) and recorded in the statement of income. The Company had $132 thousand and $50 thousand in options outstanding at December 31, 2006 and 2005, respectively.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current fiscal year. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

2. POOLING AGREEMENT

Parties to the Pool

Effective August 1, 1987, the Company’s property casualty insurance subsidiaries entered into a reinsurance Pooling Agreement (the “Pooling Agreement”) with the Mutual Group.

•	Effective October 1, 1994, participation percentages were amended.

•	Effective October 1, 1996, Fire withdrew from participation in the Pooling Agreement.

•	Effective January 1, 2001, Fire and Specialty became participants in the Pooling Agreement.

•

Effective January 1, 2005, the Pooling Agreement was amended and restated, commuting certain pools from August 1, 1987 through December 31, 2001. In addition, AVIC was added as a participant in the Pooling Agreement and Fire began retroceding the quota share business it receives from Virginia Mutual to the pool.

•	Effective January 1, 2006, the Pooling Agreement was amended to reallocate Specialty’s coinsurance allocation of catastrophes to Mutual.

•

Effective January 1, 2007, the Pooling Agreement was amended to include Alliance, a subsidiary of the Company, as a participant in the pool. In addition, the quota share agreement between Fire and Virginia Mutual was terminated and applicable references were removed from the Pooling Agreement.

The Mutual Group is a direct writer primarily of personal lines property casualty insurance in Alabama. Specialty is a direct writer in Alabama, Georgia, Mississippi, and Virginia. At December 31, 2006, the Company’s subsidiaries similarly are direct writers in: Arkansas, Florida, Georgia, Indiana, Kentucky, Mississippi, Missouri, Ohio, Tennessee and Virginia; and assumes business from Texas. Virginia Mutual is a direct writer in North Carolina and Virginia. Effective January 1, 2007, Alliance is also a direct writer in Tennessee.

The Mutual Group, Virginia Mutual, AIC and AGI write preferred risk automobile and homeowner insurance, manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance, and a limited amount of commercial insurance, including auto, church and businessowner insurance. Mutual is also a direct writer of farmowner insurance. Specialty and AVIC are direct writers of nonstandard risk automobile insurance. Effective January 1, 2007, Alliance is a direct writer of the same lines previously written by Virginia Mutual.

Under the Pooling Agreement, each participant cedes premiums, losses, and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual in turn retrocedes to each participant a specified portion of premiums, losses, and underwriting expenses based on each participant’s pooling percentage. The Mutual Group’s and Specialty’s direct property casualty business (together with the property casualty business ceded by the Company) is included in the pool.

The pooling participants and their percentage participation in the pool since inception are as follows:

	8/1/87 to 9/30/94	10/1/94 to 09/30/96	10/1/96 to 12/31/00	1/1/01 to 12/31/04	1/1/05 to 12/31/06	1/1/07 to current
Mutual[2]	32%	24%	32%	18%	18%	18%
Fire[2]	15%	8%	0%	13%	13%	13%
General[2]	3%	3%	3%	3%	3%	3%
AIC[1]	25%	32.5%	32.5%	32.5%	30%	29%
AGI[1]	25%	32.5%	32.5%	32.5%	30%	29%
Specialty[3]	—	—	—	1%	1%	1%
AVIC[1]	—	—	—	—	5%	5%
Alliance[1]	—	—	—	—	—	2%

[1]	Subsidiary of the Company
[2]	Member of Mutual Group
[3]	Subsidiary of Mutual

Approximately 68.1%, 75.6% and 80.5% of the Company’s property casualty premium income and 59.9%, 66.5% and 70.3% of its total premium income were derived from the Company’s participation in the Pooling Agreement in 2006, 2005 and 2004, respectively.

As a result of the Pooling Agreement, the Company had receivables of $2.4 million and $9.3 million from the Mutual Group at December 31, 2006 and 2005, respectively, for transactions originating in December and settled the following month.

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

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Estimated Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%
January 1, 2003	12.1	301.5	18%
January 1, 2004	14.2	352.0	18%
January 1, 2005	17.9	443.7	19%
January 1, 2006	21.2	525.5	21%
January 1, 2007	21.4	530.5	22%

The Company incurred catastrophe losses of $13.8 million, $11.6 million, and $9.2 million in 2006, 2005, and 2004, respectively. These losses resulted in reductions to the Company’s net income of $0.11, $0.09, and $0.07 per diluted share, after reinsurance and taxes in the respective years.

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

3. RELATED PARTY TRANSACTIONS

Ownership

Mutual owns 42.6%, Fire owns 11.4% and Alfa Mutual General Insurance Company (General) owns 0.8% of the Company’s common stock. The Board of Directors of the Company consists of eleven members, six of whom serve as Directors of Mutual, Fire and General and two of whom at December 31, 2006 were executive officers of the Company. One of the Company’s directors and most of the Company’s executive officers, including the Company’s President, also hold the same positions with Mutual, Fire, General and Specialty. The Company paid stockholder dividends to the Mutual Group totaling $19.0 million in 2006, $17.2 million in 2005 and $15.1 million in 2004.

The Mutual Group and the Company’s insurance subsidiaries are considered an insurance company holding system with Mutual being the controlling party under the Alabama Insurance Holding Company Systems Regulatory Act and their activities and transactions are subject to reporting, examination and regulation thereunder.

Management and Operating Agreement

Under a Management and Operating Agreement, Mutual provides substantially all facilities, management and other operational services to the Company and its subsidiaries and to other companies associated with Mutual. Most of the personnel providing management services to the Company are full-time employees of, and are directly compensated by, Mutual. The Company’s business is substantially integrated with that of Mutual, Fire and General. Mutual periodically conducts time usage and other special expense allocation studies. Mutual charges the Company for its allocated and direct salaries, employee benefits and other expenses, including those for the use of office facilities. The amounts paid by the Company to Mutual under the Management and Operating Agreement were $65.9 million in 2006, $61.8 million in 2005 and $50.7 million in 2004. The Company reimburses Mutual for the full amount of all its agents’ commissions paid by Mutual for the sale of the Company’s insurance products.

Debt and Guarantees

The Mutual Group is a partner in a real estate partnership, which in 2000 established a revolving line of credit with Financial of $4.0 million at a rate of interest equal to the prime lending rate less 1.0%. During 2002, this line of credit was increased to $5.0 million. At December 31, 2006 and 2005, the amount loaned to the partnership under the line of credit was $3.6 million and $4.0 million, respectively. Interest earned by Financial from the partnership was $271 thousand, $235 thousand and $158 thousand in 2006, 2005, and 2004, respectively.

The Company’s property casualty subsidiaries have agreed to guarantee payment on debt owed by three real estate partnerships affiliated with Fire. These guarantees expire between 2007 and 2035 and, in the unlikely circumstance of a guarantee call, could negatively impact the Company by up to $1.6 million (refer to Note 11 – Commitments and Contingencies).

In 1997, Mutual established a revolving line of credit with Financial of $20 million at a rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) plus .75%. No balance was outstanding at either December 31, 2006 or 2005. No interest was earned by Financial related to this line of credit in 2006, 2005 or 2004.

In 1999, Realty secured a line of credit with Financial of $250 thousand with interest payable monthly at the Company’s commercial paper rate then applicable plus ..35%. No balance was outstanding at either December 31, 2006 or 2005. No interest was earned by Financial related to this line of credit in 2006, 2005 or 2004.

Also, during 1999, Builders established a line of credit with Financial of $5 million with interest payable monthly at the Company’s commercial paper rate then applicable plus 1.00%. The unpaid balance on this line of credit was $3.0 million and $4.0 million at December 31, 2006 and 2005, respectively. Interest earned by Financial in 2006, 2005 and 2004 was $223 thousand, $161 thousand and $45 thousand, respectively.

The Company’s commercial paper is guaranteed by Mutual and Fire. The Company paid fees of $50 thousand and $25 thousand to Mutual and Fire, respectively, for their guarantees in 2006 and 2005.

Insurance Products

On February 1, 1997, Mutual began covering its employees with a Corporate Owned Life Insurance (COLI) plan utilizing Life’s universal life product. Premiums paid to Life totaled $18.5 million in 2006, $17.9 million in 2005 and $17.9 million in 2004. Policy charges recorded from such premiums totaled $4.0 million in 2006, $3.8 million in 2005 and $3.5 million in 2004. Policy reserves and insurance in force on the COLI plan at December 31, 2006 were $169.9 million and $748.2 million, respectively. Certain of Mutual’s employees and those of the Mutual Group’s sponsoring organization, the Alabama Farmers Federation (Federation), not covered by the COLI plan are covered by group life insurance provided by Life. During 2002, certain retired employees of Virginia Mutual also began being covered by group life insurance provided by Life. Contingency reserves held for this group as of December 31, 2006 and 2005 were $142 thousand and $166 thousand, respectively. Group life insurance premiums paid to Life totaled $493 thousand in 2006, $517 thousand in 2005 and $492 thousand in 2004. Insurance inforce under this plan at December 31, 2006 was $48.0 million. Reserves for group life insurance represent the excess present value of future guaranteed benefits over future premiums plus any unearned premium. Since this one-year term contract renews on January 1 of each year at the discretion of each party, there is no future excess present value of future guaranteed benefits over future premiums at December 31. Since all of the certificates have a renewal date of January 1, the premium for each certificate is fully earned on the following December 31 and no unearned premium liability is present. This reserving method has been used since the Company’s inception. The only change in resulting reserves in recent years occurred when the plan year was adjusted to coincide with the calendar year.

Other Related-Party Transactions

During 1999, the Company formed a subsidiary, ABC, to administer nonqualified employee and director benefit plans on behalf of Mutual. As a result, the accrued benefit liabilities held by the various Alfa property casualty entities and their related assets were transferred to ABC at that time. The amounts of net transfers from ABC to Mutual in 2006 and 2005 for payments of benefits totaled $1.0 million and $763 thousand, respectively.

Financial leases equipment, automobiles, furniture and other property to the Mutual Group and its affiliates. The Mutual Group and its affiliates paid $4.0 million in 2006, $3.4 million in 2005 and $3.4 million in 2004 under these leases. Periodically, the Mutual Group invests in automobile and other installment loans issued and serviced by Financial. The amount invested by the Mutual Group in such loans was $8.3 million at December 31, 2006. The Mutual Group held no such investment in these loans at December 31, 2005. Interest paid by Financial to the Mutual Group on these loans was $334 thousand in 2006, $200 thousand in 2005 and $321 thousand in 2004. The Alabama Farmers Federation (Federation) and Alfa Services, Inc. (Services), a Federation subsidiary, invest in short-term lines of credit with the Company and Financial. The balance outstanding on these lines of credit included in notes payable to affiliates was $19.3 million and $20.9 million at December 31, 2006 and 2005, respectively. Interest paid by the Company and Financial to the Federation and its subsidiary was $1.0 million in 2006, $502 thousand in 2005 and $166 thousand in 2004.

In 2004 prior to its being sold, the Company’s real estate construction subsidiary, Builders, purchased 6 residential lots at fair value for $292 thousand from a partnership in which the Mutual Group is a partner.

Alfa Properties has a partnership interest in Marshall Creek, Ltd., a real estate development. Financial established capital leases with this entity during 2002 and received payments of $175 thousand and $184 thousand under these leases in 2006 and 2005, respectively.

The Company periodically has investment transactions with the Mutual Group. In 2006, the Company sold one security at fair value for a loss of $601 thousand and purchased two securities at fair value of $4.9 million. Investment transactions between the Company and the Mutual Group were insignificant in 2005 and 2004. The Company is also a partner in Alfa Investors Partnership with the Mutual Group. The amount contributed to the partnership was $39.0 million and $36.3 million at December 31, 2006 and 2005, respectively. The Company had committed to fund up to $7.6 million additional investment in the partnership at December 31, 2006. The Company received distributions from the partnership of $3.2 million and $1.2 million in 2006 and 2005, respectively. In 2000, the Company became a member in Alfa Ventures II, LLC with the Mutual Group. The amount contributed to the limited liability company was $1.9 million at both December 31, 2006 and 2005, respectively. The Company received distributions from this partnership of $203 thousand in 2006 and $3.0 million in 2005.

The Company’s life subsidiary is a general partner in two investment partnerships with a trust created by Mutual and Fire. The carrying value of the partnerships was $1.1 million and $987 thousand at December 31, 2006 and 2005, respectively.

On December 31, 2005, the Company completed the sale of Financial’s leasing division, OFC Capital, to OFC Servicing Corporation, a subsidiary of MidCountry that continues to service the Company’s retained commercial lease portfolio. Service fees incurred by the Company in 2006 were $908 thousand. Included in other long-term investments in affiliates at December 31, 2006 and 2005, respectively, is a note receivable of $33.0 million and $55.5 million related to the sale transaction. Interest received from OFC Servicing Corporation during 2006 was $1.8 million.

4. INVESTMENTS

Net investment income by source is summarized as follows:

	2006	2005	2004
Fixed maturities:
Held for investment	$5,548	$7,799	$10,800
Available for sale	80,648,259	76,742,477	73,679,602

Total fixed maturities	80,653,807	76,750,276	73,690,402
Equity securities	4,283,985	2,911,867	2,931,221
Mortgage loans on real estate	—	—	88
Investment real estate	—	—	8,926
Policy loans	4,812,279	4,514,618	4,326,939
Collateral loans	10,125,233	8,502,108	7,346,929
Commercial leases	187,349	6,219,519	11,721,507
Other long-term investments [1]	12,843,851	13,194,809	8,267,706
Short-term investments	5,907,568	2,571,982	1,268,755

Total investment income	118,814,072	114,665,179	109,562,473
Interest expense	(15,438,238)	(11,531,361)	(6,691,180)
Investment expenses	(10,113,124)	(8,202,079)	(13,510,290)

Net investment income	$93,262,710	$94,931,739	$89,361,003

[1]	Includes income from Other Long-term Investments in Affiliates

Net realized investment gains (losses) are summarized as follows:

	2006	2005	2004
Fixed maturities available for sale	$345,051	$(1,768,154)	$(1,077,337)
Equity securities	8,255,376	10,693,897	17,440,120
Other investments	(5,198,197)	(2,874,870)	(9,314,129)

Net realized investment gains, before taxes	3,402,230	6,050,873	7,048,654
Less: Tax effect on realized investment gains	1,190,781	2,117,806	2,467,029

Net realized investment gains, net of tax	$2,211,449	$3,933,067	$4,581,625

Valuation of Investments

Changes in net unrealized investment gains and losses on fixed maturities and equity securities are as follows:

	Increase (Decrease)
	2006	2005	2004
Fixed maturities:
Held for investment	$(3,028)	$(3,979)	$(5,364)

Available for sale, net of tax	$(9,346,861)	$(13,507,513)	$(4,765,233)

Equity securities, net of tax	$(66,599)	$(3,837,356)	$(1,776,378)

Unrealized investment gains and losses are based on fair values that were determined using nationally recognized pricing services, broker/dealers securities firms and market makers with the exception of one security valued at a cost of $3.0 million.

The cost and estimated fair value of investments in equity securities are as follows:

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$101,177,606	$12,527,472	$(2,277,871)	$111,427,207

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$96,668,040	$13,966,406	$(3,614,342)	$107,020,104

Applicable deferred income taxes on net unrealized gains for equity securities aggregated $3.6 million at both December 31, 2006 and 2005, respectively.

The amortized cost and estimated fair value of investments in fixed maturity securities are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held for investment:
Mortgage-backed securities	$55,052	$2,220	$—	$57,272

Available for Sale:
U.S. Treasury securities	$8,461,602	$1,298,090	$(96,817)	$9,662,875
Obligations of U.S. Government corporations and agencies	221,871,698	793,044	(2,836,986)	219,827,756
Obligations of states and political subdivisions	383,993,659	14,429,309	(1,056,242)	397,366,726
Corporate securities	169,493,788	9,251,821	(697,884)	178,047,725
Mortgage-backed securities	557,618,340	2,723,527	(11,712,430)	548,629,437
Asset-backed securities	84,805,227	231,164	(1,799,951)	83,236,440
Other debt securities	9,944,159	737	(22,153)	9,922,743

Total	$1,436,188,473	$28,727,692	$(18,222,463)	$1,446,693,702

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held for investment:
Mortgage-backed securities	$88,330	$5,248	$—	$93,578

Available for Sale:
U.S. Treasury securities	$8,453,587	$1,533,984	$(95,774)	$9,891,797
Obligations of U.S. Government corporations and agencies	173,859,067	1,032,316	(2,096,645)	172,794,738
Obligations of states and political subdivisions	380,733,250	17,631,560	(461,293)	397,903,517
Corporate securities	196,569,148	14,900,108	(583,434)	210,885,822
Mortgage-backed securities	538,438,789	2,715,184	(8,638,046)	532,515,927
Asset-backed securities	94,750,037	463,057	(1,528,000)	93,685,094
Other debt securities	2,019,200	12,000	—	2,031,200

Total	$1,394,823,078	$38,288,209	$(13,403,192)	$1,419,708,095

Applicable deferred income taxes on net unrealized gains for fixed maturities available for sale aggregated $3.7 million and $8.7 million at December 31, 2006 and 2005, respectively.

Management analyzes net unrealized losses on investments for impairment. The following table shows the Company’s net unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$2,708,625	$96,817	$2,708,625	$96,817
Obligations of U.S. Government corporations and agencies	76,479,823	563,336	118,174,184	2,273,650	194,654,007	2,836,986
Obligations of states and political subdivisions	25,241,965	208,738	22,913,239	847,504	48,155,204	1,056,242
Corporate securities	14,547,751	96,124	25,810,309	623,913	40,358,060	720,037
Mortgage-backed securities	85,149,115	1,683,165	316,441,253	10,029,265	401,590,368	11,712,430
Asset-backed securities	19,692,367	148,705	50,924,805	1,651,246	70,617,172	1,799,951

Total fixed maturities	221,111,021	2,700,068	536,972,415	15,522,395	758,083,436	18,222,463
Equity securities	18,928,619	1,386,669	4,998,853	891,202	23,927,472	2,277,871

Total temporarily impaired securities	$240,039,640	$4,086,737	$541,971,268	$16,413,597	$782,010,908	$20,500,334

Of the 236 fixed maturities in an unrealized loss position at December 31, 2006, the majority are mortgage-backed securities. Of the $11.7 million in unrealized losses on mortgage-backed securities, the majority was issued by governmental agencies. Therefore, return of principal is not currently an issue. Similarly, the interest rate environment has been the primary cause of the other fixed maturity loss positions in the portfolio. While unrealized gains and losses will fluctuate with interest rate changes, receipt of principal is highly probable if these securities are held to maturity. The Company reviews securities for impairment each quarter and considers its intent and ability to hold any debt securities in a loss position until the fair value recovers. Information used in the assessment for impairment includes industry analyst reports, credit ratings, and the volatility of the security’s market price.

There were 34 equity positions with unrealized losses at December 31, 2006. In the twelve months or more category, one position comprised 20.2% of the total gross unrealized losses. Also included in the twelve months or more category, mutual fund holdings totaling 14.7% of the total gross unrealized losses support a non-qualified deferred compensation plan and it is the Company’s intent to hold through the period of recovery. No other single holding in an unrealized loss position comprised over 15% of the total gross unrealized losses.

The Company did not consider any decline in value to be an other than temporary impairment at December 31, 2006.

Fixed Maturities

The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$18,569,739	$18,646,312
Due after one year through five years	100,317,677	103,530,999
Due after five years through ten years	287,642,194	292,056,937
Due after ten years	387,235,296	400,593,577

	793,764,906	814,827,825
Mortgage-backed securities	557,618,340	548,629,437
Asset-backed securities	84,805,227	83,236,440

Total	$1,436,188,473	$1,446,693,702

Proceeds from sales of fixed maturities available for sale were $101.7 million in 2006, $108.4 million in 2005 and $61.4 million in 2004. Gross gains of $1.2 million in 2006, $427 thousand in 2005 and $391 thousand in 2004 and gross losses of $1.3 million in 2006, $2.2 million in 2005 and $952 thousand in 2004 were realized on those sales. In addition, the Company recorded a loss of $20 thousand in 2006, $1.0 million in 2005 and $111 thousand in 2004 for fixed maturities available for sale whose valuation was deemed to be an other than temporary decline. At December 31, 2006, the Company’s mortgage-backed securities were comprised of CMO’s and pass through securities. The valuation of such securities is subject to significant fluctuations due to changes in interest rates. The Company has a history of positive cash flow and has the ability to hold such investments to maturity. Management performs periodic assessments of the portfolio to monitor interest rate fluctuations. At December 31, 2006, the Company had $4.8 million in fixed maturities available for sale on deposit with regulatory agencies in order to meet statutory requirements.

The Company’s fixed maturity portfolio is predominantly comprised of investment grade securities. At December 31, 2006, $6.4 million in fixed maturities (0.4% of the total fixed maturity portfolio) are considered below investment grade. The Company considers bonds with a quality rating of BB+ and below, based on Standard & Poor’s rating scale, to be below investment grade. A single investment of $3.0 million was not rated at December 31, 2006.

Equity Securities

Proceeds from sales of equity securities were $170.6 million in 2006, $137.3 million in 2005 and $167.3 million in 2004. Gross gains of $16.3 million in 2006, $14.5 million in 2005 and $20.5 million in 2004 and gross losses of $5.1 million in 2006, $2.8 million in 2005 and $3.1 million in 2004 were realized on those sales. The Company also recorded a loss of $2.9 million in 2006 and $1.0 million in 2005 for equity securities whose valuation was deemed to be an other than temporary decline. The Company recorded no such writedowns during 2004.

Policy Loans

The Company’s policy loans are carried at the outstanding balance and earn interest predominately at 8.0% but range from 5.0% to 8.0%. Policy loans have no stated maturity and are often repaid by reductions to benefits and surrenders. Therefore, the carrying amount approximates the fair value of the policy loan portfolio.

Collateral Loans

The Company’s collateral loan portfolio totaled $128.7 million and $124.7 million at December 31, 2006 and 2005, respectively. These portfolios consisted of mortgage and consumer loans in the Company’s primary market area of Alabama, Georgia and Mississippi. Management evaluates the creditworthiness of customers on a case-by-case basis and obtains collateral as deemed necessary based on this evaluation. The Company had charged off loans totaling $4.0 million, $422 thousand and $432 thousand in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, respectively, the Company maintained an allowance for losses of $1.6 million and $1.4 million. The Company has estimated the fair value of the collateral loan portfolio to be $136.7 million and $130.3 million at December 31, 2006 and 2005, respectively. The estimated fair value was determined by discounting the estimated future cash flows from the loan portfolio at 6.17% for 2006 and 5.89% for 2005, the current interest rates offered for similar loans, and after allowing for estimated loan losses. The Company had impaired loans of $949 thousand and $634 thousand subject to individual valuation at December 31, 2006 and 2005, respectively. Loans in nonaccrual status at December 31, 2006 and 2005 were $421 thousand and $441 thousand respectively. Repossessed assets, net of allowance for losses on disposal, included in other assets were $51 thousand and $76 thousand at December 31, 2006 and 2005, respectively.

Other Long-term Investments

Commercial Leases: The Company’s commercial lease portfolio totaled $1.7 million and $2.5 million at December 31, 2006 and 2005, respectively. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005 to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry. During 2006, 2005 and 2004, the Company charged off leases totaling $328 thousand, $1.4 million and $8.3 million, respectively. At December 31, 2006, the Company had an allowance for losses of $1.2 million on the lease portfolio. At December 31, 2005, the allowance for losses on the lease portfolio was $8.1 million. The Company has estimated the fair value of the commercial lease portfolio to be $1.7 million and $2.5 million at December 31, 2006 and 2005, respectively. The estimated fair value of the lease portfolio at December 31, 2006 and 2005 approximates carrying value after allowing for estimated lease losses. Assets leased to affiliated companies are expected to be held until the lease terminates and, therefore, fair value is assumed to equal net cost. The Company had impaired leases and repossessed assets, net of allowances for losses on disposal, included in other assets of $551 thousand and $1.5 million subject to individual valuation at December 31, 2006 and 2005, respectively. Leases that are more than 90 days late are placed in a nonaccrual status and totaled $459 thousand and $9.9 million at December 31, 2006 and 2005, respectively.

Partnerships and Equity Method Investments: Investments in partnerships, joint ventures and unconsolidated investee companies are stated at the underlying audited equity value based on accounting principles generally accepted in the United States of America. Income is recognized based on reported earnings by the partnerships, joint ventures and companies. Partnership interests represent 79.3%, or $68.9 million, of other long-term investments at December 31, 2006 and 74.5%, or $48.0 million at December 31, 2005. Similarly, partnership interests represent 19.9%, or $24.0 million, of other long-term investments in affiliates at December 31, 2006 and 15.6%, or approximately $21.6 million at December 31, 2005.

Ownership in partnership interests range from less than 1% to 62.5%. The Company’s investment in MidCountry is also accounted for using the equity method. In addition to earnings reflected within the statements of income, this investment has generated gross accumulated other comprehensive income of $115 thousand before tax expense of $40 thousand since the investment was made in 2002. The table below summarizes the company’s primary long-term investment interests at December 31, 2006 and related operating results for 2006.

	Segment Holding Investment	Ownership	Carrying Value	Unpaid Commitment in Other Liabilities	Equity in Net Earnings	Realized Losses
Non-affiliates:
Low Income Housing Tax Credit Partnerships	Property Casualty Insurance	Various	$58,973,796	$37,211,310	$—	$(6,270,716)
	Life Insurance	Various	$5,207,409	$131,250	$—	$(1,144,967)
Other Partnerships	Life Insurance	Various	$4,692,933	$—	$212,355	$—

Affiliates:
Alfa Investors	Property Casualty Insurance	27%	$22,332,997	$—	$2,439,056	$—
Alfa Ventures II, LLC	Property Casualty Insurance	20%	$613,973	$—	$114,077	$—
East South Boulevard Investors I, LLP	Life Insurance	1%	$858,740	$—	$53,240	$—
East South Boulevard Investors II, LLP	Life Insurance	1%	$193,518	$—	$12,359	$—
MidCountry Financial Corporation	Noninsurance	42%	$57,239,700	$—	$1,384,949	$—

The Company had net investment income from partnerships and other equity method investments of $4.2 million in 2006, $7.9 million in 2005 and $4.1 million in 2004. At December 31, 2006 and 2005, partnerships yielding tax credits from investments in low-income housing of $64.2 million and $43.0 million are included in the Company’s other long-term investments. The Company realized losses from its investments in low-income housing partnerships of $7.4 million in 2006, $4.1 million in 2005 and $10.9 million in 2004. In addition, the Company’s investment in MidCountry was $57.2 million and $53.3 million at December 31, 2006 and 2005, respectively. Net investment income from MidCountry was $1.4 million, $1.2 million and $540 thousand, respectively in 2006, 2005 and 2004.

Other Investments: Included in the Company’s other long-term investments is its leased asset portfolio (refer to Note 15 – Leases) and a position in Waveland NCP Alabama Ventures, LLC, a certified capital company that is an investment premium tax credit program sanctioned by the State of Alabama. This investment is carried at its unpaid principal balance of $2.6 million and $2.9 million at December 31, 2006 and 2005, respectively. Principal and interest are received in accordance with a contractual agreement and repayment of principal is protected by strict guidelines imposed by the governing agency. Also included within other long-term investments in affiliates is a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, for $33.0 million and $55.5 million at December 31, 2006 and 2005, respectively, resulting from the sale of OFC Capital. The leased asset portfolio and the note receivable are carried at the net book value.

Short-term Investments

Short-term investments are reflected at fair value and are comprised almost exclusively of money market funds and are not discounted due to their liquidity and short-term nature. Therefore, the Company considers the fair value of its short-term investments to be equal to cost.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information of financial instruments. Information about specific valuation techniques and related fair value detail is provided in Note 1 – Summary of Significant Accounting Policies, Note 4 – Investments and Note 10 – Debt. The cost and estimated fair value of financial instruments as of December 31 are as follows:

	December 31,
	2006		2005
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Assets:
Fixed maturities held for investment	$55,052	$57,272	$88,330	$93,578
Fixed maturities available for sale	$1,436,188,473	$1,446,693,702	$1,394,823,078	$1,419,708,095
Equity securities	$101,177,606	$111,427,207	$96,668,040	$107,020,104
Policy Loans	$64,949,875	$64,949,875	$62,101,204	$62,101,204
Collateral loans	$128,685,111	$136,690,931	$124,667,449	$130,283,798
Other long-term investments	$81,340,194	$86,823,771	$65,472,500	$64,476,156
Short-term investments	$166,293,356	$166,293,356	$84,861,880	$84,861,880
Cash	$37,218,109	$37,218,109	$37,228,639	$37,228,639
Other long-term investments in affiliates	$109,940,414	$120,819,010	$130,839,787	$138,457,224
Derivative-related assets	$—	$162,371	$—	$—

Liabilities:
Commercial paper	$206,923,215	$206,923,215	$213,790,443	$213,790,443
Notes payable	$97,516,459	$97,516,459	$90,887,635	$90,887,635
Derivative-related liabilities	$96,347	$132,100	$103,780	$67,031

6. DEFERRED POLICY ACQUISITION COSTS

Life

Changes in deferred policy acquisition costs are as follows:

	2006	2005	2004
Balance, beginning of year	$171,107,909	$158,015,746	$146,174,862
Acquistion costs deferred	23,000,226	18,815,613	18,849,858
Amortization charged to income	(11,867,758)	(9,277,107)	(8,023,565)
Adjustments to unrealized gains and losses on securities available for sale	2,042,714	3,553,657	1,014,591

Balance, end of year	$184,283,091	$171,107,909	$158,015,746

Property Casualty1

Changes in deferred policy acquisition costs are as follows:

	2006	2005	2004
Balance, beginning of year	$33,146,010	$25,242,478	$23,457,958
Acquistion costs deferred	125,261,624	107,349,895	84,215,464
Amortization charged to income	(118,173,775)	(99,446,363)	(82,430,944)

Balance, end of year	$40,233,859	$33,146,010	$25,242,478

[1]	Includes elimination of intercompany profits within the corporate and elimination segment.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

In 2005, the Company recorded goodwill related to the purchase of Vision in the amount of $13.9 million and other intangible assets in the amount of $9.1 million. Vision is reported in the noninsurance segment.

Goodwill

Changes in goodwill are as follows:

	2006	2005
Balance, beginning of year	$13,924,306	$—
Acquistions	—	13,924,306
Other	(4,348,088)	—

Balance, end of year	$9,576,218	$13,924,306

The Company evaluated its final allocation of purchase price and has adjusted its goodwill carrying value by $4.3 million as of December 31, 2006.

The Company’s goodwill impairment test performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no writedowns for the years ended December 31, 2006 and 2005.

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

The following table shows other intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2006:

	Agent Relationships	Information Technology	Restrictive Covenants	Total
Gross carrying amount	$7,588,000	$400,000	$1,120,000	$9,108,000
Accumulated amortization	(758,800)	(160,000)	(448,000)	(1,366,800)

Net carrying amount	$6,829,200	$240,000	$672,000	$7,741,200

Changes in other intangible assets by asset class for 2006 and 2005 are as follows:

	Year Ended December 31, 2006
	Agent Relationships	Information Technology	Restrictive Covenants	Total
Balance, beginning of year	$7,208,600	$320,000	$896,000	$8,424,600
Amortization	(379,400)	(80,000)	(224,000)	(683,400)

Balance, end of year	$6,829,200	$240,000	$672,000	$7,741,200

	Year Ended December 31, 2005
	Agent Relationships	Information Technology	Restrictive Covenants	Total
Balance, beginning of year	$7,588,000	$400,000	$1,120,000	$9,108,000
Amortization	(379,400)	(80,000)	(224,000)	(683,400)

Balance, end of year	$7,208,600	$320,000	$896,000	$8,424,600

The cost of other intangible assets is being amortized over a range of 5 to 20 years, with a weighted average original life of 17.5 years. Amortization expenses for 2006 and 2005 were $683 thousand in each year. Amortization expense for intangible assets is estimated to be $683 thousand in 2007, $683 thousand in 2008, $683 thousand in 2009 and $379 thousand in 2010 and thereafter.

8. POLICY LIABILITIES AND ACCRUALS

Life Insurance

The composition of the liability for future policy benefits and life and health claim reserves and the more significant assumptions used in its calculation are as follows:

		Liability		Basis of Assumption
		December 31,
	Insurance Inforce	2006	2005	Years of Issue	Interest Rate	Mortality and Morbidity	Withdrawals
Ordinary life	$13,589,463,241	$200,289,601	$187,849,874	1955 to 1978	5%	1955-60 Basic Select and Ultimate Mortality Tables	Company experience

				1979 to 1980	7% graded to 5%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience

				1981 to 1993	9% graded to 7%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience

				1994 to 2006	6%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience

Interest sensitive life	2,555,480,525	255,237,513	246,586,176	1984 to 2006	4.75%*	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience

Universal life	6,360,264,647	375,652,397	341,764,173	1987 to 2006	4.75%*	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience

Annuities w/o life contingencies		14,003,290	12,842,589	1974 to 2006	4.3% to 4.5%*

Group credit life	10,727,524	309,237	389,197	1992 to 2006	3.0%	1958 CET

Group life	47,986,583	141,958	165,739	2006	4.5%	1960 CSG

	$22,563,922,520	$845,633,996	$789,597,748

Accident and health		242,993	248,182		4.5% to 5%	1972 intercompany reports	200% N&W III

Life and health claim reserves		5,926,799	8,288,438

		$851,803,788	$798,134,368

*	Rates are adjustable annually on policyholders’ anniversary dates.

For the year ended December 31, 2006, premiums under individual ordinary life insurance participating policies were $5.2 million, or 4% of total premiums collected. The Company accounts for its policyholder dividends based upon dividends apportioned for payment for the next year plus any adjustments for dividends paid differently from those apportioned in the prior year. Total policyholder dividends incurred for 2006 were $4.1 million. The Company paid dividends in the amount of $4.1 million during 2006 to policyholders and did not allocate any additional income to such policyholders. The Company did not issue any participating policies during 2006. The amount of insurance inforce on participating policies represents 1% of ordinary life insurance inforce or $230 million.

Activity in the liability for unpaid losses is summarized as follows:

	2006	2005	2004
Balance at January 1,	$8,288,438	$5,954,082	$4,567,589
less reinsurance recoverables on unpaid losses	(3,256,456)	(1,677,427)	(543,978)

Net balance on January 1,	5,031,982	4,276,655	4,023,611

Incurred related to:
Current year	32,017,288	27,921,285	27,089,443
Prior years	176,523	192,211	28,369

Total incurred	32,193,811	28,113,496	27,117,812

Paid related to:
Current year	29,061,499	25,178,694	24,905,841
Prior years	2,692,908	2,179,475	1,958,927

Total paid	31,754,407	27,358,169	26,864,768

Net balance at December 31,	5,471,386	5,031,982	4,276,655
plus reinsurance recoverables on unpaid losses	455,413	3,256,456	1,677,427

Balance at December 31,	$5,926,799	$8,288,438	$5,954,082

Property Casualty Insurance

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2006	2005	2004
Balance at January 1,	$159,639,886	$154,107,730	$144,723,003
less reinsurance recoverables on unpaid losses	(2,103,540)	(3,251,046)	(5,133,250)

Net balance on January 1,	157,536,346	150,856,684	139,589,753

Incurred related to:
Current year	388,721,009	353,497,743	325,446,874
Prior years	(8,326,507)	4,598,363	(7,280,159)

Total incurred	380,394,502	358,096,106	318,166,715

Paid related to:
Current year	278,243,187	252,333,889	232,589,448
Prior years	89,403,379	99,082,555	74,310,336

Total paid	367,646,566	351,416,444	306,899,784

Net balance at December 31,	170,284,282	157,536,346	150,856,684
plus reinsurance recoverables on unpaid losses	2,380,370	2,103,540	3,251,046

Balance at December 31,	$172,664,652	$159,639,886	$154,107,730

The estimated cost of loss and loss adjustment expenses attributable to insured events of prior years decreased by $8.3 million during 2006 as a result of re-estimation of unpaid losses and loss adjustment expenses. Increase or decreases of this nature occur as the result of claim settlements during the current year, and as additional information is received regarding individual claims, causing changes from the original estimates of the cost of these claims. The table below summarizes the 2006 changes in estimated loss reserves by component and period in thousands of dollars.

	Reserves at January 1, 2006	Loss Development	Paid Loss	Reserves at December 31, 2006
	(in thousands)
Prior to 1997	$468	$(130)	$(14)	$352
1997	60	(5)	(3)	58
1998	400	(284)	(48)	164
1999	332	(218)	25	89
2000	840	(448)	(46)	438
2001	3,480	(1,720)	(49)	1,809
2002	7,421	(2,288)	1,388	3,745
2003	13,698	(1,871)	3,989	7,838
2004	29,673	(440)	15,280	13,953
2005	101,164	(922)	68,882	31,360
2006	—	388,721	278,243	110,478

Totals	$157,536	$380,395	$367,647	$170,284

The Company is primarily an insurer of private passenger motor vehicles and of single-family homes and has limited exposure for difficult-to-estimate claims such as environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition. Deducted from the liability for estimated unpaid losses and loss adjustment expenses are the Company’s estimates of salvage and subrogation recoverable of $11.6 million and $9.8 million at December 31, 2006 and 2005, respectively.

9. INCOME TAXES

Income tax expense consists of the following:

	2006	2005	2004
Current	$32,640,681	$39,134,196	$34,197,029
Deferred	466,694	(306,215)	(3,012,541)

Income tax expense	$33,107,375	$38,827,981	$31,184,488

A reconciliation of the tax provision at the U.S. Federal statutory rate to income tax expense is as follows:

	2006	2005	2004
Tax provision at U.S. Federal statutory tax rate	$48,650,784	$48,251,607	$42,220,307
Dividends received deduction, tax exempt interest and proration	(4,757,697)	(4,591,123)	(4,755,627)
Tax credits	(6,854,686)	(5,841,081)	(5,388,287)
Uncertain tax positions	(3,265,779)	—	—
Other, net	(665,247)	1,008,578	(891,905)

Income tax expense	$33,107,375	$38,827,981	$31,184,488

In the fourth quarter of 2006, the Company entered into a settlement agreement with the Internal Revenue Service relating to the examination of tax returns for the years 1999 through 2001. As a result of these tax years being closed, the Company released $3.3 million previously held as a reserve for uncertain tax positions.

Total income tax expense (benefit) for the years ended December 31 was recorded in the financial statements as follows:

	2006	2005	2004
Statement of Income:
Income tax expense	$33,107,375	$38,827,981	$31,184,488

Statements of Stockholders’ Equity:
Additional paid in capital:
Tax (benefit) from stock option exercises	(520,739)	(846,334)	(1,339,659)

Accumulated other comprehensive income:
Tax (benefit) from net unrealized investment (losses)	(4,353,837)	(9,339,545)	(3,522,406)
Tax expense (benefit) from unrealized gain (loss) on interest rate swap contract	62,896	751,415	(910,820)
Tax expense (benefit) from unrealized gain (loss) on other long-term investments	252,843	(221,375)	162,260

Tax (benefit) on accumulated other comprehensive income	(4,038,098)	(8,809,505)	(4,270,966)

Total	$28,548,538	$29,172,142	$25,573,863

Deferred tax assets (liabilities) include the following as of December 31:

	2006	2005
Deferred tax assets:
Reserve computational method differences	$36,945,486	$34,448,779
Unearned premium reserve	16,456,539	15,431,900
Other	7,560,726	4,599,064

Total deferred tax asset	60,962,751	54,479,743

Deferred tax liabilities:
Net unrealized holding gain on investments	7,541,048	11,579,146
Deferral of policy acquisition cost	69,872,133	64,501,948
Other	9,097,124	7,517,607

Total deferred tax liability	86,510,305	83,598,701

Net deferred tax (liability)	$(25,547,554)	$(29,118,958)

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

At December 31, 2006 and 2005, the Company had an income tax receivable of $1.3 million and an income tax payable of $1.1 million, respectively.

10. DEBT

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Short-term debt was $234.4 million and $234.7 million at December 31, 2006 and 2005, respectively, and long-term debt was $70 million at both December 31, 2006 and 2005.

Commercial Paper

The Company had $206.9 million in commercial paper outstanding at a weighted average rate of 5.30% at December 31, 2006. Rates ranged from 5.28% to 5.35% with maturities from January 8, 2007 to January 31, 2007. At December 31, 2005, the Company had $213.8 million in commercial paper outstanding at a weighted average rate of 4.30%. Rates ranged from 4.24% to 4.33% with maturities from January 9, 2006 to January 23, 2006. The Company intends to continue to use the commercial paper program to fund its short-term needs. However, backup lines of credit are in place up to $300 million to cover up to $230 million in commercial paper and the $70 million variable-rate demand note described below. Commitment fees related to the backup lines were $257 thousand in 2006 and $304 thousand in 2005. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. Included in the financial covenants are requirements that the Company maintain minimum levels of stockholders’ equity and perform at a level that produces acceptable ratios of earnings before income taxes to interest expense and indebtedness to capitalization. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. Due to the short-term nature of the Company’s commercial paper borrowings, the fair value approximates the carrying value.

Notes Payable

The Company issued a variable-rate $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 as a means of funding the collateral loan and commercial lease portfolios. Refer to Note 1 – Summary of Significant Accounting Policies for discussions about the Company’s cash flow hedge.

In addition, the Company had $27.5 million and $20.9 million in short-term debt outstanding to affiliates at December 31, 2006 and 2005, respectively, with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable. Due to the short-term nature of the Company’s outstanding debt to affiliates, the fair value approximates the carrying value.

11. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at December 31, 2006. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $219 thousand in 2006, $2.2 million in 2005, and $2.2 million in 2004. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages, and punitive damages.

One purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, two purported class action lawsuits are pending against the property casualty companies involving a number of issues and allegations which could affect the Company because of the Pooling Agreement between the companies. No class has been certified in any of these three purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At December 31, 2006, the Company had legal and binding commitments to fund partnerships of this type in the amount of $37.3 million. These commitments are included in other liabilities in the consolidated balance sheet and are, therefore, excluded from the table below.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at December 31, 2006, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2006 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$34,539,035	$23,700,000	$10,839,035	$—	$—
Standby letters of credit	37,000	—	37,000	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	21,038,979	11,347,909	6,940,136	2,750,934	—

Total commercial commitments	$57,208,246	$35,247,909	$17,816,171	$2,750,934	$1,393,232

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

Guaranty Fund and Other Insurance-related Assessments: In all states, insurers licensed to transact certain lines of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such line of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the lines of insurance in which the insolvent insurer was engaged. The Company paid no assessments in 2006, 2005 or 2004.

12. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of comprehensive income are depicted in the Consolidated Statements of Stockholders’ Equity. The reclassification adjustment for net realized investment gains, net of tax, was $2.2 million in 2006, $3.9 million in 2005 and $4.6 million in 2004. Refer to Note 9 – Income Taxes for the income tax expense (benefit) allocated to each component of accumulated other comprehensive income.

Undistributed Earnings of Equity-Method Investments

The Company’s investment in affiliated equity-method investments have resulted in cumulative earnings of $6.3 million that are included as a part of retained earnings that have not yet been distributed.

Additional Contribution

The Company increased capital in excess of par value by $4.8 million in 2005 for the establishment of future tax benefits in ABC resulting from the transfer of liabilities to ABC when it was formed in 1999 (refer to Note 9 – Income Taxes).

Dividends, Dividend Restrictions and Statutory Financial Information

Dividends: Alfa Corporation paid $34.6 million in dividends to stockholders in 2006. ABC paid dividends of $54 thousand in 2006 on preferred stock. Their minority interest of $600 thousand is classified as other liabilities in the consolidated balance sheet.

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state, and may change in the future. Currently, the Company’s statutory net income is the same and the surplus is not significantly different under the State of Alabama and NAIC accounting practices. The amounts of statutory net income and stockholders’ equity for the Company’s life and property casualty insurance subsidiaries are as follows:

	2006	2005	2004
Statutory net income:
Life insurance subsidiary	$27,563,706	$22,696,478	$24,577,418

Property casualty insurance subsidiaries	$73,584,709	$65,838,667	$59,981,567

Statutory stockholders’ equity:
Life insurance subsidiary	$202,198,338	$177,189,239

Property casualty insurance subsidiaries	$450,690,007	$407,475,147

Dividend Restrictions: Alfa Corporation is a holding company with no operations and, accordingly, any cash available for dividends or other distributions must be obtained by it from borrowings or in the form of distributions from its operating subsidiaries. Distributions to the Company from its insurance subsidiaries are subject to regulatory restrictions. Under applicable regulatory requirements, the Company’s insurance subsidiaries can distribute to the Company an aggregate of $95.8 million without prior regulatory approval.

Regulatory Requirements: At December 31, 2006, the life subsidiary’s Adjusted Capital calculated in accordance with NAIC Risk-Based Capital guidelines was $215.3 million, compared to the Authorized Control Level amount of $12.9 million, and the property casualty subsidiaries’ Adjusted Capital was $450.7 million, compared to the Authorized Control Level amount of $35.7 million. The Risk-Based Capital analysis serves as the benchmark for the regulation of insurance enterprises’ solvency by state insurance regulators.

Treasury Stock

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. In March 1999 and in September 2001, the Company’s Board of Directors increased the number of shares authorized to be repurchased by 4,000,000 shares, bringing the total number of shares authorized to be repurchased to 12,000,000. The Company uses the first-in, first-out method when reissuing treasury stock.

On January 1, 2005, the Company issued 325,035 non-registered shares of common stock to Mr. John C. Russell, President and one of the owners of Vision. The shares were issued as part of the Company’s acquisition of Vision on January 1, 2005. The shares were issued pursuant to the exemption found in section 4(2) of the Securities Act of 1933 for non-public offerings.

At December 31, 2006, the Company had repurchased a total of 8,364,123 shares at a cost of $66.9 million and due to the exercise of stock options had reissued 3,111,139 shares at a cost of $17.0 million under this program. The Company had also reissued 12,271 shares at a cost of $103 thousand due to the release of restricted stock awards. In addition, the Company began funding its dividend reinvestment plan through the sale of treasury stock during 2002 and therefore had reissued an additional 1,607,767 shares at a cost of $9.7 million at December 31, 2006.

These transactions increased the total number of shares outstanding to 80,459,113 shares.

13. REINSURANCE

The following table summarizes the effects of reinsurance on premiums and losses for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Property Casualty Operations:
Direct premiums written	$207,075,269	$158,927,048	$99,434,495
Premiums ceded to nonaffiliates/affiliates	(1,884,038)	(830,173)	(2,518,699)
Premiums ceded to pooling agreement	(212,595,148)	(159,964,502)	(99,336,838)
Premiums assumed from pooling agreement	623,431,773	588,766,920	500,300,291
Premiums assumed from nonaffiliates/affiliates	5,997,287	1,481,038	284,551

Net premiums written	$622,025,143	$588,380,331	$498,163,800

Total Insurance Operations:
Direct premiums earned	$278,359,382	$217,755,714	$173,154,042
Premiums ceded to nonaffiliates/affiliates	(8,066,513)	(6,451,799)	(7,870,990)
Premiums ceded to pooling agreement	(193,875,661)	(136,101,556)	(96,431,375)
Premiums assumed from pooling agreement	605,648,186	556,825,316	487,670,722
Premiums assumed from nonaffiliates/affiliates	5,021,006	1,044,374	236,227

Net premiums earned	$687,086,400	$633,072,049	$556,758,626

Direct losses	$152,059,424	$242,309,401	$98,248,459
Losses ceded to nonaffiliates	(7,781,536)	(5,772,245)	(4,553,343)
Losses ceded to pooling agreement	(135,481,707)	(217,525,550)	(67,728,187)
Losses assumed from pooling agreement	353,228,423	334,621,906	298,731,435
Losses assumed from nonaffiliates/affiliates	20,488,044	8,999,337	192,386
Loss adjustment expenses, net	29,354,910	25,131,897	20,393,777

Net losses incurred	411,867,558	387,764,746	345,284,527
Surrender, maturities, interest and other benefits and settlement expenses	46,308,421	45,091,564	44,777,021

Total benefits and settlement expenses	$458,175,979	$432,856,310	$390,061,548

The Company’s insurance subsidiaries follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are believed to be uncollectible. At December 31, 2006 and 2005, there were no amounts deemed uncollectible. At December 31, 2006, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Life Insurance

Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At December 31, 2006, Life had total insurance inforce of $22.6 billion of which $2.4 billion was ceded to other insurers. In addition, reserve credits of $9.1 million have been taken as a result of the ceding of these inforce amounts to other insurers.

Effective July 1, 2006, Life entered into a new Accidental Death Catastrophic Reinsurance Agreement. The new agreement covers accidental death exposure in the portfolio by providing attritional and catastrophic protection with Life retaining the first $7.5 million of claims. Coverage includes acts of terrorism, but excludes war, armed forces active duty, professional sports teams, credit card business and liability from any pool.

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Amounts paid or deemed to have been paid for Life’s reinsured contracts are recorded as reinsurance receivables.

Property Casualty Insurance

Ceded

Each of the Company’s subsidiaries is party to working cover reinsurance treaties for property casualty lines. Under the property per risk excess of loss treaty, each subsidiary is responsible for the first $600 thousand of each covered loss, and the reinsurers are responsible for 100% of the excess over $600 thousand of covered loss with a maximum recovery of $1.4 million. The rates for this reinsurance are negotiated annually. The subsidiaries also make use of facultative reinsurance for unique risk situations. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims liability associated with the reinsured policy.

The Company’s subsidiaries are participants in a Pooling Agreement with the Mutual Group and Specialty in which each participant cedes premiums, losses and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual, in turn, retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. Refer to Note 2 – Pooling Agreement for further information.

The Company’s subsidiaries participate in a catastrophe protection program through the Pooling Agreement. Under this program, the Company participates in only its pooled share of a lower catastrophe pool limit unless the losses exceed an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of statutory surplus relative to other members of the group as of the most recently filed annual statement. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. Refer to Note 2 – Pooling Agreement, Catastrophe Protection Program section for further details.

Assumed

The Company’s subsidiaries participate in a small number of involuntary pools and underwriting associations on a direct basis and receive a proportional share through the Pooling Agreement. In addition, the Company receives a proportional share of Fire’s quota share reinsurance treaty with Virginia Mutual through the Pooling Agreement. AVIC directly participates in a reinsurance program in the state of Texas assuming non-standard automobile business which is retroceded to the pool.

14. SHARE-BASED COMPENSATION

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. At December 31, 2006, 3,193,098 shares were available for grant.

It is the Company’s policy to issue treasury shares upon exercise of options or release of awards. The Company currently has a stock repurchase program to repurchase its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. At December 31, 2006, 3,307,911 treasury shares were available for issuance.

Adoption of New Standard

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company determined the fair value of these awards using the Black-Scholes-Merton option pricing model. Under SFAS No. 123(R), an estimate is made for the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation cost that will be ultimately recognized. In addition, the non-substantive vesting period approach is used for attributing stock compensation to individual periods for awards to retirement eligible employees, which requires recognition of compensation expense immediately for such grants or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense to be recognized but will impact the timing of expense recognition. The effect on the amount of expense the Company recorded in 2006 was an increase of $950 thousand. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Prior to adoption and consistent with the provisions of SFAS No. 123, the Company used the intrinsic value based method to account for stock options issued under the 1993 Plan and provided pro forma disclosures as if the fair value based method had been applied. The Company accounted for the 2005 Plan under SFAS No. 123 using the recognition and measurement principles of the fair value method.

Share-Based Compensation Expense

As a result of adopting SFAS No. 123(R), the Company’s share of compensation expense during 2006 related to stock options was $2.2 million, restricted share awards was $599 thousand with tax benefits of $974 thousand. Compensation cost for share-based payment arrangements reduced the Company’s net earnings by $1.8 million and diluted earnings per share by $0.02 for 2006. For 2005, share-based compensation was $416 thousand, principally related to restricted awards and dividend equivalents on options granted in prior years with tax benefits of $145 thousand. These expenses are allocated to the Company based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related Party Transactions).

The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements were $559 thousand for 2006. This reduced cash flows from operating activities and increased cash flows for financing activities compared to amounts that would have been reported if the standard had not been adopted.

The following table shows total share-based compensation expense included in the Consolidated Statements of Income:

	Years Ended December 31,
	2006	2005	2004
Net investment income	$55,841	$—	$—
Benefits, claims, losses and settlement expenses	170,375	—	—
Other operating expenses	3,242,919	415,817	146,888
Less: Deferred policy acquisition costs	(1,351,632)	—	—
Add: Amortization of deferred policy acquisition costs	665,288	—	—

	2,782,791	415,817	146,888
Income tax benefits	(973,977)	(145,536)	(51,410)

Total share-based compensation expense	$1,808,814	$270,281	$95,478

Pro forma Compensation Expense

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of share-based employee compensation in 2005 and 2004.

	Years Ended December 31,
	2005	2004
Net income, as reported	$99,033,753	$89,444,959
Add: Total share-based compensation expense included in reported net income, net of tax effect	270,281	95,478
Less: Total share-based compensation expense determined under fair value based method for all awards, net of tax effect	(2,222,017)	(2,078,716)

Pro forma net income	$97,082,017	$87,461,721

Earnings per share, as reported
- Basic	$1.24	$1.12
- Diluted	$1.23	$1.11
Pro forma earnings per share
- Basic	$1.21	$1.09
- Diluted	$1.20	$1.09

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

Amounts disclosed in this section represent gross amounts under the 2005 Plan.

Summarized information for stock option grants is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	3,108,654	$11.58
Add (deduct):
Granted	452,000	$16.11
Exercised	(260,324)	$(10.67)
Forfeited	(8,831)	$(14.07)
Expired	(8,102)	$(9.91)

Outstanding, end of year	3,283,397	$12.27	5.70	$21,459,804

Exercisable, end of year	2,336,407	$11.19	4.61	$17,793,348

The weighted-average grant-date fair value of options granted for the year was $5.97 in 2006, $6.09 in 2005 and $5.69 in 2004.

The total intrinsic value of options exercised during 2006, 2005 and 2004, was $1.7 million, $2.5 million and $3.7 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2006 (for outstanding options), less the applicable exercise price.

Cash received from option exercises totaled $2.8 million, $3.0 million and $3.3 million during 2006, 2005 and 2004, respectively. The tax benefit realized from stock options exercised during the same periods was $533 thousand, $795 thousand and $1.3 million, respectively, based on deductions from earnings of $1.5 million, $2.3 million and $3.6 million, respectively.

At December 31, 2006, there was $1.8 million of unrecognized compensation expense related to nonvested stock options granted that are expected to be charged to expense over a weighted-average period of 1.09 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions and range of assumptions:

	2006	2005	2004
Risk-free interest rate	4.57%-4.96%	4.38%	4.04%
Expected life (in years)	7.5	7.5	7.5
Expected volatility	38%-39%	46%	47%
Expected dividend yield	2.4%-2.8%	2.4%	2.4%

•	Risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury note yield rate in effect on the date of the grant with a maturity approximating the expected term.

•	Expected life or term of the stock options granted is derived from historical analysis and represents the period of time that share options are expected to be outstanding.

•	Expected volatility is based on historical volatility of the Company’s shares over a period equal to the expected life of each option grant.

•	Expected dividend yield is the expected dividend to be paid on the underlying share.

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

Amounts disclosed in this section represent gross amounts under the 2005 Plan.

Summarized information for nonvested restricted shares awards is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, beginning of year	77,765	$14.61
Add (deduct):
Granted	77,136	16.15
Vested	(12,271)	(14.63)
Forfeited	—	—

Nonvested, end of year	142,630	$15.44

Nonvested restricted shares are measured at fair value on the date of grant. Compensation cost for restricted share awards with cliff vesting is recognized using the straight-line method over the three-year vesting period for non-retirement eligible employees. Compensation cost for restricted share awards is recognized immediately for grants to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved.

The total fair value of shares vested during 2006, 2005 and 2004, was $199 thousand, $0 and $0, respectively. During 2006, 12,271.4447 shares were released with 12,271 shares issued from treasury shares and fractional shares paid in cash.

At December 31, 2006, there was $693 thousand of unrecognized compensation expense related to restricted share awards that are expected to be charged to expense over a weighted-average period of 1.51 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

15. LEASES

Operating Leases

Lessor

Financial leases certain property and equipment to the Company’s subsidiaries, Mutual and its affiliates (refer to Note 3 – Related Party Transactions) and to third parties under operating leases. Profits from related party leasing transactions are eliminated within the corporate segment. Total rental income for the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $3.9 million and $4.1 million, respectively. No contingent rentals have been included in income. Similarly, the Company recorded depreciation expense on leased assets within the Noninsurance segment of $3.4 million, $2.9 million and $2.9 million in 2006, 2005 and 2004, respectively. The cost, accumulated depreciation and net book value of major classes of leased property at December 31, 2006 were:

	Cost	Accumulated Depreciation	Net Book Value
Transportation equipment	$16,017,296	$4,650,829	$11,366,467
Furniture and equipment	7,651,647	2,728,643	4,923,004

Total	$23,668,943	$7,379,472	$16,289,471

At December 31, 2006, the aggregate minimum rental payments to be received under leases having initial or remaining lease terms in excess of one year are $3.8 million in 2007, $1.7 million in 2008, $907 thousand in 2009, $261 thousand in 2010 and $66 thousand thereafter.

Lessee

The Company leases certain office facilities and equipment from Financial and third parties under various operating leases. Profits from related party leasing transactions are eliminated within the corporate segment. These leases expire at various dates through 2010. Vision’s office facility lease agreement contains scheduled rent increases over the term of the lease. At December 31, 2006, the aggregate minimum rental payments to be made under leases having initial or remaining lease terms in excess of one year are $1.4 million in 2007, $965 thousand in 2008, $789 thousand in 2009, $333 thousand in 2010 and $0 thereafter. Certain leases are subject to allocation under a Management and Operating Agreement (refer to Note 3 – Related Party Transactions) and the Pooling Agreement (refer to Note 2 – Pooling Agreement). Lease expense incurred for these leases, prior to allocation, was $1.3 million in 2006, $1.5 million in 2005 and $549 thousand in 2004.

Capital Leases

Lessor

OFC Capital (OFC), a division of Financial, originated various leases to commercial businesses during its affiliation with the Company. OFC was sold on December 31, 2005 to OFC Servicing Corporation. Financial retained a portion of the lease portfolio in run-off.

The Company’s finance subsidiary leases certain equipment to Marshall Creek, Ltd., a joint real estate venture with Mutual (refer to Note 3 - Related Party Transactions). These equipment leases have various expiration dates through 2009.

At December 31, 2006 and 2005, future minimum lease payments to be received on leases are $2.2 million and $11.7 million respectively; with separate deductions for allowance for uncollectible minimum lease payments receivable of $1.2 million and $8.1 million, respectively. Unguaranteed residual values accruing to the benefit of the lessor total $743 thousand and $895 thousand at December 31, 2006 and 2005, respectively. Initial direct costs and unearned income at December 31, 2006 are $0 and $156 thousand, respectively. Initial direct costs and unearned income at December 31, 2005 are $0 and $2.0 million, respectively.

Future minimum lease payments to be received on capital leases including interest at December 31, 2006 are $1.6 million in 2007, $469 thousand in 2008, $118 thousand in 2009 and $25 thousand in 2010. Future minimum lease receivables do not include contingent rentals.

Lessee

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases included in other assets was $185 thousand at both December 31, 2006 and 2005. Accumulated amortization of the leased equipment at December 31, 2006 and 2005 was $172 thousand and $61 thousand, respectively. Amortization of assets under capital leases is included in depreciation expense. At December 31, 2006, future minimum lease payments required under the capital leases are $21 thousand in 2007 and $0 thereafter.

16. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Years Ended December 31,
	2006	2005	2004
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$379,761,959	$344,193,353	$302,588,777
Homeowner premiums	208,600,458	196,456,993	171,129,997
Other premiums	15,879,140	15,788,381	11,815,457

Total earned premiums	604,241,557	556,438,727	485,534,231
Net investment income	39,417,275	40,199,673	34,746,264
Other income	13,650,009	9,620,944	5,905,213
Net realized investment gains (losses)	(4,785,340)	185,275	(4,814,462)

Total Property Casualty Insurance	652,523,501	606,444,619	521,371,246

Life Insurance
Premiums and policy charges
Universal life policy charges	21,694,625	20,803,386	19,863,023
Universal life policy charges - COLI	4,018,122	3,811,935	3,473,319
Interest sensitive life policy charges	11,112,980	10,883,857	10,753,588
Traditional life insurance premiums	45,526,039	40,617,392	36,642,016
Group life insurance premiums	493,077	516,752	492,449

Total premiums and policy charges	82,844,843	76,633,322	71,224,395
Net investment income	56,527,295	50,962,584	49,128,633
Net realized investment gains	8,266,572	5,901,883	12,112,573

Total Life Insurance	147,638,710	133,497,789	132,465,601

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	1,384,949	1,153,811	540,189
Loan income, net of expense	780,177	4,349,633	4,258,133
Other investment income	726,305	2,521,962	2,976,049

Total net investment income	2,891,431	8,025,406	7,774,371

Other income
Fee/commission income	37,214,694	23,848,817	826,703
Other income	1,188,479	1,428,245	1,480,565

Total other income	38,403,173	25,277,062	2,307,268

Net realized investment gains (losses)	(79,002)	(36,285)	(230,187)

Total Noninsurance	41,215,602	33,266,183	9,851,452

Corporate and Eliminations
Net investment income (loss)	(5,573,291)	(4,255,924)	(2,288,265)
Other income (loss)	(23,666,387)	(12,048,109)	(89,174)
Net realized investment gains (losses)	—	—	(19,270)

Total Corporate and Eliminations	(29,239,678)	(16,304,033)	(2,396,709)

Total revenues	$812,138,135	$756,904,558	$661,291,590

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

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Years Ended December 31,
	2006	2005	2004
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$55,920,762	$55,871,824	$50,157,788
Net investment income	39,417,275	40,199,673	34,746,264
Other income	13,650,009	9,620,944	5,905,213

Pretax operating income	108,988,046	105,692,441	90,809,265
Income tax expense	23,953,616	25,496,999	22,109,813

Operating income, net of tax	85,034,430	80,195,442	68,699,452
Net realized investment gains (losses), net of tax	(3,110,470)	120,429	(3,129,401)

Net income	81,923,960	80,315,871	65,570,051

Life Insurance
Pretax operating income	34,082,641	30,477,610	25,465,457
Income tax expense	10,157,717	8,741,291	6,702,835

Operating income, net of tax	23,924,924	21,736,319	18,762,622
Net realized investment gains, net of tax	5,373,272	3,836,224	7,873,174

Net income	29,298,196	25,572,543	26,635,796

Noninsurance
Pretax operating income	1,006,680	2,092,745	2,036,650
Income tax expense (benefit)	678,788	2,131,635	(101,934)

Operating income (loss), net of tax	327,892	(38,890)	2,138,584
Net realized investment (losses), net of tax	(51,352)	(23,585)	(149,622)

Net income (loss)	276,540	(62,475)	1,988,962

Corporate and Eliminations
Pretax operating (loss)	(8,483,984)	(6,451,935)	(4,730,579)
Income tax expense (benefit)	(2,873,525)	340,251	6,745

Operating (loss), net of tax	(5,610,459)	(6,792,186)	(4,737,324)
Net realized investment (losses), net of tax	—	—	(12,526)

Net (loss)	(5,610,459)	(6,792,186)	(4,749,850)

Total net income	$105,888,237	$99,033,753	$89,444,959

Segment assets and the segment asset reconciliation are as follows:

	December 31,
	2006	2005	2004
Segment Assets:
Property Casualty Insurance	$976,000,158	$884,881,645	$826,528,861
Life Insurance	1,242,593,714	1,172,492,120	1,095,928,069
Noninsurance	308,120,046	329,131,287	298,978,921
Corporate and Eliminations	7,525,176	(3,276,410)	1,259,633

Total Assets	$2,534,239,094	$2,383,228,642	$2,222,695,484

Assets:
Allocated to segments	$3,576,382,583	$3,404,175,788	$3,147,567,473
Eliminations	(1,042,143,489)	(1,020,947,146)	(924,871,989)

Total assets	$2,534,239,094	$2,383,228,642	$2,222,695,484

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Years Ended December 31,
	2006	2005	2004
Revenues:
Premiums - Property Casualty Insurance	$604,241,557	$556,438,727	$485,534,231
Premiums - Life Insurance	46,019,117	41,134,144	37,134,465
Policy charges - Life Insurance	36,825,726	35,499,178	34,089,930
Net investment income	93,262,710	94,931,739	89,361,003
Net realized investment gains	3,402,230	6,050,873	7,048,654
Other income	28,386,795	22,849,897	8,123,307

Total revenues	$812,138,135	$756,904,558	$661,291,590

Income before income tax expense:
Underwriting profit	$58,116,518	$47,308,181	$27,156,195
Other income	28,386,795	22,849,897	8,123,307
Other expense	(44,172,641)	(33,278,956)	(11,059,712)
Net investment income	93,262,710	94,931,739	89,361,003
Net realized investment gains	3,402,230	6,050,873	7,048,654

Income before income tax expense	$138,995,612	$137,861,734	$120,629,447

Income tax expense:
Allocated to segments	$31,916,594	$36,710,175	$28,717,459
Allocated to net realized investment gains	1,190,781	2,117,806	2,467,029

Total income tax expense	$33,107,375	$38,827,981	$31,184,488

17. EARNINGS PER SHARE

The following computations set forth the calculation of basic and diluted net income per common share and common shares equivalents for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
Net income	$105,888,237	$99,033,753	$89,444,959

Weighted average number of common shares outstanding	80,345,906	80,141,068	79,984,651

Net income per common share - Basic	$1.32	$1.24	$1.12

	Years Ended December 31,
	2006	2005	2004
Net income	$105,888,237	$99,033,753	$89,444,959

Weighted average number of common shares outstanding	80,345,906	80,141,068	79,984,651
Common share equivalents resulting from:
Dilutive stock options and nonvested restricted stock awards	865,205	571,855	504,851

Adjusted weighted average number of common and common equivalent shares outstanding	81,211,111	80,712,923	80,489,502

Net income per common share - Diluted	$1.30	$1.23	$1.11

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding. Diluted EPS is computed similarly except that the shares outstanding are increased to give effect to all potentially dilutive shares that would have been outstanding if such shares had been issued. Dilutive shares are the result of stock options outstanding and nonvested restricted stock awards.

18. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
Release of restricted stock	$102,913	$—	$—
Business combinations:
Treasury stock issued	$—	$5,000,000	$—
Contingent consideration	$(4,348,088)	$4,348,088	$—
Divestitures:
Note receivable issued	$—	$55,543,362	$—
Assets sold, net of liabilities	$—	$56,795,882	$—
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$17,418,958	$11,607,146	$6,859,095
Income Taxes	$34,615,988	$34,599,295	$32,093,395

19. FINANCIAL ACCOUNTING DEVELOPMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. It also nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The Company adopted FSP Nos. FAS 115-1 and 124-1 on January 1, 2006 and it did not have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement for APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company adopted this statement on January 1, 2006. It has not had a significant impact on the Company’s financial position or results of operations.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements. SAB 108 requires that public companies use a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. This bulletin must be applied to financial statements for fiscal years ending after November 15, 2006. This bulletin has not had a significant impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), in September 2006. This statement requires a company to recognize on a prospective basis an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur as a component of other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements of the statement are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no management or operational employees. Refer to Item 1. for a more detailed discussion of personnel. As discussed in Note 21 – Plan of Conversion of Virginia Mutual Insurance Company, the Company executed a Plan of Conversion of Virginia Mutual Insurance Company during the third quarter of 2006. Virginia Mutual Insurance Company had a frozen defined benefit retirement plan at December 31, 2006. Virginia Mutual Insurance Company has been restructured to form a new subsidiary of the Company effective January 1, 2007. Since the Company did not have any plans impacted by this statement at December 31, 2006, it had no impact on the Company’s financial position or results of operations during 2006. Due to its new subsidiary’s frozen plan, the Company adopted this statement on January 1, 2007 with no significant impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140, which eliminates the exception from applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to interests on securitized financial assets so similar instruments are accounted for consistently regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcate. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company has reviewed the guidance of SFAS No. 155 and believes that the adoption of this statement on January 1, 2007 will not have a significant impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140, in March 2006. This statement will require entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. SFAS No. 156 is effective for annual periods beginning after September 15, 2006. The Company has reviewed the guidance of SFAS No. 156 and believes that the adoption of this statement on January 1, 2007 will not have a significant impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies choosing different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Since application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied. These impacts have yet to be determined, as is any decision concerning the early adoption of the standard.

The FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), in June 2006. This consensus requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company will disclose its related accounting policy as required by EITF 06-3 in its first quarter Form 10-Q with the adoption of this pronouncement having no significant impact on the Company’s financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and does not believe it will have a significant impact on its financial position or results of operations.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement. Transactions are accounted for as an internal replacement, as defined by this statement, when a policyholder requests a change not within the terms of the original contract and the change is deemed by the Company to be significant and integrated. For internal replacements of insurance products, the unamortized balance of acquisition costs previously deferred under the original contracts is charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income. The guidance in this pronouncement is effective for fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007 and estimates that its adoption will not have a significant impact on the Company’s financial position or results of operations.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$200,466,585	$195,374,210	$207,161,878	$209,135,462
Benefits, losses and expenses	$172,696,802	$160,536,575	$169,868,393	$170,040,754
Income before income tax expense	$27,769,783	$34,837,635	$37,293,485	$39,094,708
Net income	$20,137,442	$25,508,448	$27,237,673	$33,004,673

Net income per share*
- Basic	$0.25	$0.32	$0.34	$0.41
- Diluted	$0.25	$0.31	$0.34	$0.41
Weighted average shares outstanding
- Basic	80,301,335	80,325,375	80,322,212	80,429,796
- Diluted	81,122,521	81,179,210	81,218,401	81,482,882

	2005
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$184,388,038	$185,716,378	$192,133,466	$194,666,677
Benefits, losses and expenses	$155,938,734	$145,385,611	$157,581,985	$160,136,494
Income before income tax expense	$28,449,304	$40,330,767	$34,551,481	$34,530,183
Net income	$21,570,344	$28,555,161	$25,102,904	$23,805,346

Net income per share*
- Basic	$0.27	$0.36	$0.31	$0.30
- Diluted	$0.27	$0.35	$0.31	$0.29
Weighted average shares outstanding
- Basic	80,165,952	80,082,617	80,099,751	80,215,641
- Diluted	80,680,958	80,538,612	80,702,154	80,904,931

*	The sum of the quarters may not equal annual amounts due to the rounding effects on a quarterly basis.

21. PLAN OF CONVERSION OF VIRGINIA MUTUAL INSURANCE COMPANY

During the third quarter of 2006, the Company executed a Plan of Conversion of Virginia Mutual Insurance Company. Under the agreement, Virginia Mutual Insurance Company plans to convert from a mutual company to a stock company and simultaneously merge with a wholly-owned subsidiary of the Company. As a result of this mutual conversion, Virginia Mutual’s excess surplus will be distributed to eligible policyholders and the Company will recapitalize the business in a new subsidiary, Alfa Alliance Insurance Corporation, herein referred to as the “Restructuring”. Virginia Mutual and the Alfa companies have participated in a Strategic Affiliation Agreement since 2001. The Virginia State Corporation Commission (the “Commission), which includes the Bureau of Insurance (the primary regulator of Virginia Mutual under applicable Virginia law), conducted a public hearing on the Restructuring on October 3, 2006. The Commission subsequently issued an Order dated October 4, 2006, approving the Plan and finding that the terms of the Restructuring are fair and equitable to the Virginia Mutual policyholders. Virginia law requires that the Restructuring cannot be completed without the affirmative vote of the Virginia Mutual policyholders. On November 29, 2006, a special meeting of the Virginia Mutual policyholders was held for the purpose of permitting such vote. Following policyholder approval, the Restructuring became effective January 1, 2007. Consequently, Virginia Mutual recapitalized as Alliance, a wholly-owned subsidiary of the Company.

22. SUBSEQUENT EVENTS

Effective January 1, 2007, the Company completed the previously approved plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously has been recapitalized as Alfa Alliance Insurance Corporation (Alliance), a wholly-owned subsidiary of the Company (refer to Note 21 – Plan of Conversion of Virginia Mutual Insurance Company). In addition, the Pooling Agreement was amended to include Alliance as a participant in the pool and the quota share agreement between Fire and Virginia Mutual was terminated.

Effective January 1, 2007, the Pooling Agreement was amended to update the limits and participation levels. The Company’s lower catastrophe pool limit increased $200 thousand to $21.4 million and the upper catastrophe pool limit increased $5.0 million to $530.5 million (refer to Note 2 – Pooling Agreement).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Audit Committee of the Board of Directors of the Company annually considers the selection of the Company’s independent registered public accountants. On August 28, 2006, the Company notified KPMG LLP (KPMG) that the Company’s Audit Committee, on August 24, 2006, decided not to renew the engagement of its independent registered public accountants, KPMG, and selected PricewaterhouseCoopers LLP (PwC) to serve as the Company’s independent registered public accountants for the remainder of 2006.

The audit reports of KPMG on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through August 24, 2006, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused it to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

The Audit Committee of the Board of Directors of the Company authorized KPMG to respond fully to the inquiries of PwC, the successor auditor.

The Company provided KPMG with a copy of the foregoing disclosure. The Company requested a letter from KPMG stating its agreement with these statements. This letter of agreement was provided by KPMG.

During the years ended December 31, 2005 and 2004 and the subsequent interim period through August 24, 2006, the Company did not consult with PricewaterhouseCoopers regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) the subject matter of a disagreement or reportable event as defined in Item 304(a)(1)(iv) and (v).

The Company has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on the Company’s past consolidated financial statements included in the Registration Statements on Form S-8 and Form S-3.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the effectiveness of Alfa Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of Alfa Corporation have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by Alfa Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Company:

The following is a list of names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by such person and each such person’s principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the Company.

Name	Age	Position	Since

Jerry A. Newby	59	Chairman of the Board and President; President of its subsidiaries and associated companies; President Alabama Farmers Federation, and farmer	1998

C. Lee Ellis	55	Executive Vice President, Operations and Treasurer of Alfa Corporation and its subsidiaries	1999

Herman T. Watts	59	Executive Vice President, Marketing; Prior to 2006, District Sales Manager since 1978	2006

Stephen G. Rutledge	48	Senior Vice President, CFO and Chief Investment Officer	2000

H. Al Scott	51	Senior Vice President, Secretary and General Counsel	1997

James R. Azar	70	Senior Vice President, Audit Services and Risk/Compliance	1979

Thomas E. Bryant	60	Senior Vice President, Human Resources	2001

Wyman W. Cabaniss	55	Senior Vice President, Underwriting	1998

Ralph C. Forsythe	52	Senior Vice President, Chief Accounting Officer Prior to 2007, Vice President, Finance and Assistant CFO, Chief Accounting Officer	2007

William B. Harper, Jr.	62	Senior Vice President, Life Operations of Alfa Life Insurance Corporation, Vice President of Alfa Financial Corporation since 1978.	1986

John T. Jung	60	Senior Vice President, Chief Information Officer	1999

W. Jerry Johnson	51	Senior Vice President, Claims Prior to 2006, Manager, Regional Claims	2006

Alfred E. Schellhorn	42	Senior Vice President, Corporate Development Prior to 2006, Vice President, Corporate Development	2006

Information on the beneficial ownership reporting for directors and executive officers is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Reporting Compliance.”

Information regarding directors of the Company is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Election of Directors” and “Directors and Executive Officers.”

The Company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and directors. The code of ethics is posted on the Company’s website at www.alfains.com under the heading “Principles of Business Conduct.”

Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Corporate Governance” and “Report of the Audit Committee.”

Item 11.	Executive Compensation.

Information required to be disclosed is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the following captions:

•	Compensation Discussion and Analysis

•	Summary Compensation Table

•	Grants of Plan-Based Awards

•	Outstanding Equity Awards at Fiscal Year-End

•	Option Exercises and Stock Vested

•	Nonqualified Deferred Compensation

•	Pension Benefits

•	Director Compensation

•	Report of the Compensation Committee on Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Directors and Executive Officers.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information regarding securities authorized for issuance under equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))[2]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,283,397	$12.27	3,193,098
Employee stock purchase plan and employee stock bonus plan [1]	—	$—	—
Equity compensation plans not approved by security holders	—	$—	—

Total	3,283,397	$12.27	3,193,098

[1]	The number of shares that may be issued pursuant to these plans during a given period and the purchase price of such shares cannot be determined in advance of such filings.
[2]	The number of securities remaining available for future issuance under equity compensation plans has been reduced by stock option grants and nonvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services.

Information required is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Report of the Audit Committee – Fees.”

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Included in Item 8 of this report

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3. Exhibits.

Exhibit (3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1987.

Exhibit (10(a))	First Amendment to the Amended and Restated Insurance Pooling Agreement effective January 1, 2007

Exhibit (10(b))	Second Amendment to the Amended and Restated Insurance Pooling Agreement effective January 1, 2007

Exhibit (10(c))	Amended and Restated Tax Allocation Agreement of Alfa Corporation effective January 1, 2007

Exhibit (10(d))	Salary Adjustments for Named Executive Officers

Exhibit (19(a))	The Alfa Corporation Employee Stock Purchase Plan is incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1993 and a subsequent amendment thereto is incorporated by referenced from the Company’s Form S-8 Registration Statement filed May 2, 2000.

Exhibit (19(b))	The Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(g) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit (19(c))	The Form of Restricted Stock Agreement under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(h) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23.1)	Consent of Independent Registered Public Accounting Firm

Exhibit (23.2)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report on Financial Statement Schedules

of Independent Registered Public Accounting Firm

The Board of Directors

Alfa Corporation:

Under date of March 7, 2006, we reported on the consolidated balance sheet of Alfa Corporation and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two–year period December 31, 2005, as contained in the 2006 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10–K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

KPMG LLP

Birmingham, Alabama

March 7, 2006

ALFA CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2006

Type Of Investment	Cost Or Amortized Cost	Fair Value	Amount At Which Shown In Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies	$230,333,300	$229,490,631	$229,490,631
States, municipalities and political subdivisions	383,993,659	397,366,726	397,366,726
Public utilities	22,069,265	23,597,381	23,597,381
All other corporate bonds	150,424,523	157,450,344	157,450,344
Mortgage-backed securities	557,673,392	548,686,709	548,684,489
Asset-backed securities	84,805,227	83,236,440	83,236,440
Redeemable preferred stocks	6,944,159	6,922,743	6,922,743

Total fixed maturities	1,436,243,525	1,446,750,974	1,446,748,754

Equity securities:
Common stocks:
Public utilities	4,043,314	5,064,280	5,064,280
Banks, trusts and insurance companies	3,744,712	4,200,223	4,200,223
Industrial, miscellaneous and all other	87,116,597	94,957,069	94,957,069
Nonredeemable preferred stocks	6,272,983	7,205,635	7,205,635

Total equity securities	101,177,606	111,427,207	111,427,207

Policy loans	64,949,875	64,949,875	64,949,875
Collateral loans	128,685,111	136,690,931	128,685,111
Other long-term investments	81,340,194	86,823,771	86,823,771
Short-term investments	166,293,356	166,293,356	166,293,356

Total investments	$1,978,689,667	$2,012,936,114	$2,004,928,074

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash	$5,632,761	$54,322
Short-term investments	501,074	2,678,952
Investment in subsidiaries*	916,854,120	846,482,975
Note receivable from subsidiaries*	179,450,984	205,580,984
Accounts receivable and other assets	4,661,275	2,335,710

Total assets	$1,107,100,214	$1,057,132,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper	$206,923,215	$213,790,443
Notes payable	71,551,400	81,600,000
Other liabilities	1,705,456	5,749,324

Total liabilities	280,180,071	301,139,767

Stockholders’ Equity:
Common stock, $1 par value, shares authorized—110,000,000; issued—83,783,024, outstanding—2006—80,475,113; 2005—80,300,018	83,783,024	83,783,024
Additional paid in capital	27,502,452	21,171,462
Accumulated other comprehensive income	14,200,535	21,699,859
Retained earnings	738,811,778	667,535,056
Treasury stock, at cost (shares, 2006 – 3,307,911; 2005 – 3,483,006)	(37,377,646)	(38,196,225)

Total stockholders’ equity	826,920,143	755,993,176

Total liabilities and stockholders’ equity	$1,107,100,214	$1,057,132,943

*	Eliminates in consolidation

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Dividends from subsidiaries*	$49,621,000	$49,569,000	$28,884,000
Interest from subsidiaries*	9,446,675	8,228,522	5,358,335
Gross realized investment losses	—	—	(19,270)
Other interest	80,340	29,391	9,389

Total revenues	59,148,015	57,826,913	34,232,454
Expenses:
Interest expense	14,373,976	11,161,327	6,332,574
Other expenses	1,275,166	3,377,103	3,765,730

Income before equity in undistributed income of subsidiaries	43,498,873	43,288,483	24,134,150
Equity in undistributed income of subsidiaries	62,389,364	55,745,270	65,310,809

Net income	$105,888,237	$99,033,753	$89,444,959

*	Eliminates in consolidation

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$105,888,237	$99,033,753	$89,444,959
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(62,389,364)	(55,745,270)	(65,310,809)
Stock-based compensation	135,146	238,132	146,888
Provision for deferred income tax	(1,073,521)	615,764	1,196,691
Gross realized investment losses	—	—	19,270
Change in other assets and accounts receivable	4,436,962	(220,896)	(2,587,203)
Change in other liabilities	483,921	(383,134)	1,732,741

Net cash provided by operating activities	47,481,381	43,538,349	24,642,537

Cash flows from investing activities:
Net change in note receivable for subsidiaries	26,130,000	10,294,000	(34,145,160)
Net change in short-term investments	2,177,878	(2,111,597)	(562,802)
Investment in subsidiaries	(20,000,000)	(15,000,000)	(8,417,500)
Net proceeds from sales of subsidiaries	—	—	8,055,609
Purchase of subsidiary	—	(15,233,564)	—

Net cash provided by (used in) investing activities	8,307,878	(22,051,161)	(35,069,853)

Cash flows from financing activities:
Net change in commercial paper	(6,867,228)	9,487,237	39,859,437
Change in notes payable	(10,048,600)	—	7,000,000
Purchases of treasury stock	(1,512,869)	(2,960,751)	(12,152,909)
Proceeds from exercise of stock options	2,775,392	3,028,748	3,263,270
Stockholder dividends paid	(34,557,515)	(31,054,206)	(27,528,081)

Net cash provided by (used in) financing activities	(50,210,820)	(21,498,972)	10,441,717

Net change in cash	5,578,439	(11,784)	14,401
Cash, beginning of year	54,322	66,106	51,705

Cash, end of year	$5,632,761	$54,322	$66,106

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,443,582	$10,882,499	$6,171,845
Income taxes	$34,897,000	$34,108,000	$31,420,000
Noncash investing and financing activities:
Release of restricted stock	$102,913	$—	$—
Business combinations:
Treasury stock issued	$—	$5,000,000	$—
Contingent consideration	$(4,348,088)	$4,348,088	$—

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE III—SUPPLEMENTAL INSURANCE INFORMATION

For the years ended December 31, 2006, 2005 and 2004

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premium	Other Policy Claims And Benefits Payable	Premiums And Policy Charges	Net Investment Income	Benefits Claims, Losses And Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2006
Life Insurance	$184,283,091	$851,803,788	$—	$—	$82,844,843	$56,527,295	$78,502,231	$11,867,758	$10,785,053	$—
Property casualty insurance	40,233,859	173,056,254	236,481,371	—	604,241,557	39,417,275	380,333,945	118,960,958	49,025,893	622,025,143
Noninsurance and corporate	—	(391,602)	—	—	—	(2,681,860)	(660,197)	(787,183)	20,979,610	—

Total	$224,516,950	$1,024,468,440	$236,481,371	$—	$687,086,400	$93,262,710	$458,175,979	$130,041,533	$80,790,556	$622,025,143

2005
Life Insurance	$171,107,909	$798,134,368	$—	$—	$76,633,322	$50,962,584	$73,205,061	$9,277,107	$10,627,008	$—
Property casualty insurance	33,933,193	160,092,101	221,864,870	—	556,438,727	40,199,673	358,548,315	100,652,027	41,366,561	588,380,331
Noninsurance and corporate	(787,183)	(452,215)	—	—	—	3,769,482	1,102,934	(1,205,664)	21,460,356	—

Total	$204,253,919	$957,774,254	$221,864,870	$—	$633,072,049	$94,931,739	$432,856,310	$108,723,470	$73,453,925	$588,380,331

2004
Life Insurance	$158,015,746	$736,144,271	$—	$—	$71,224,395	$49,128,633	$71,894,833	$8,023,565	$11,095,240	$—
Property casualty insurance	25,242,478	154,107,730	186,479,537	—	485,534,231	34,746,264	318,166,715	82,430,944	34,778,783	498,163,800
Noninsurance and corporate	—	—	—	—	—	5,486,106	—	—	10,398,131	—

Total	$183,258,224	$890,252,001	$186,479,537	$—	$556,758,626	$89,361,003	$390,061,548	$90,454,509	$56,272,154	$498,163,800

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE IV—REINSURANCE

For the years ended December 31, 2006, 2005 and 2004

	Gross Amount	Ceded to Other Companies		Amount Assumed from Other Companies		Net Amount	Percentage of Assumed From to Net
2006
Life insurance inforce	$22,563,922,520	$2,354,430,549		$0		$20,209,491,971	0%

Premiums and policy charges:
Life insurance	$88,134,145	$5,786,161		$0		$82,347,984	0%
Accident and health insurance	897,265	400,406		0		496,859	0%
Property and liability insurance	189,327,972	195,755,607	*	610,669,192	*	604,241,557	101%

	$278,359,382	$201,942,174		$610,669,192		$687,086,400	89%

2005
Life insurance inforce	$21,209,234,285	$2,545,947,598		$0		$18,663,286,687	0%

Premiums and policy charges:
Life insurance	$81,402,232	$5,280,806		$0		$76,121,426	0%
Accident and health insurance	944,559	432,663		0		511,896	0%
Property and liability insurance	135,408,923	136,839,886	*	557,869,690	*	556,438,727	100%

	$217,755,714	$142,553,355		$557,869,690		$633,072,049	88%

2004
Life insurance inforce	$19,779,502,871	$2,447,827,354		$0		$17,331,675,517	0%

Premiums and policy charges:
Life insurance	$75,565,924	$4,905,705		$0		$70,660,219	0%
Accident and health insurance	1,032,011	467,835		0		564,176	0%
Property and liability insurance	96,556,107	98,928,825	*	487,906,949	*	485,534,231	100%

	$173,154,042	$104,302,365		$487,906,949		$556,758,626	88%

*	These amounts are subject to the pooling agreement.

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance at beginning of period	Additions
		Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Loan Losses:
2006 Allowance for Loan Losses	$1,406,871	$4,044,503	$0	$3,878,602		$1,572,772

2005 Allowance for Loan Losses	$1,244,280	$495,905	$0	$333,314		$1,406,871

2004 Allowance for Loan Losses	$1,183,587	$524,820	$0	$464,127		$1,244,280
Lease Losses:
2006 Allowance for Lease Losses	$8,083,758	$328,314	$0	$7,237,702	[1]	$1,174,370

2005 Allowance for Lease Losses	$9,727,546	$1,415,578	$0	$3,059,366	[2]	$8,083,758

2004 Allowance for Lease Losses	$3,487,123	$6,419,333	$0	$178,910		$9,727,546
Bad Debts:
2006 Allowance for Doubtful Accounts	$585,247	$1,053,989	$0	$135,034		$1,504,202

2005 Allowance for Doubtful Accounts	$0	$682,469	$0	$97,222		$585,247

2004 Allowance for Doubtful Accounts	$0	$0	$0	$0		$0

[1]	Represents reclassification to allowance for losses on repossessed assets
[2]	Includes impact of sale of OFC Capital

See accompanying report on financial statement schedules of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFA CORPORATION

Dated: March 13, 2007	/s/ Jerry A. Newby
Jerry A. Newby, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jerry A. Newby (Jerry A. Newby)	Chairman of the Board Director and Principal Executive Officer	March 13, 2007

/s/ C. Lee Ellis (C. Lee Ellis)	Executive Vice President, Operations Treasurer, Director (Principal Operations Officer)	March 13, 2007

/s/ Stephen G. Rutledge (Stephen G. Rutledge)	Senior Vice President, CFO and Chief Investment Officer, (Principal Financial Officer)	March 13, 2007

/s/ Hal F. Lee (Hal F. Lee)	Director	March 13, 2007

/s/ Jake Harper, III (Jake Harper, III)	Director	March 13, 2007

/s/ Steve Dunn (Steve Dunn)	Director	March 13, 2007

/s/ Dean Wysner (Dean Wysner)	Director	March 13, 2007

/s/ Russell R. Wiggins (Russell R. Wiggins)	Director	March 13, 2007

/s/ Larry E. Newman (Larry E. Newman)	Director	March 13, 2007

/s/ John R. Thomas (John R. Thomas)	Director	March 13, 2007

/s/ B. Phil Richardson (B. Phil Richardson)	Director	March 13, 2007

/s/ Boyd E. Christenberry (Boyd E. Christenberry)	Director	March 13, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit (3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1987.

Exhibit (10(a))	First Amendment to the Amended and Restated Insurance Pooling Agreement effective January 1, 2007

Exhibit (10(b))	Second Amendment to the Amended and Restated Insurance Pooling Agreement effective January 1, 2007

Exhibit (10(c))	Amended and Restated Tax Allocation Agreement of Alfa Corporation effective January 1, 2007

Exhibit (10(d))	Salary Adjustments for Named Executive Officers

Exhibit (19(a))	The Alfa Corporation Employee Stock Purchase Plan is incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1993 and a subsequent amendment thereto is incorporated by referenced from the Company’s Form S-8 Registration Statement filed May 2, 2000.

Exhibit (19(b))	The Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(g) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit (19(c))	The Form of Restricted Stock Agreement under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan is contained at Exhibit 10(h) in the Company’s Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23.1)	Consent of Independent Registered Public Accounting Firm

Exhibit (23.2)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002