Form 10-Q
period 2007-03-31
ALFA CORP
filed 2007-05-09
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1.00 par value per share	80,518,813 shares

ALFA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006 (1)
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $46,358 in 2007 and $57,272 in 2006)	$44,251	$55,052
Fixed Maturities Available for Sale, at fair value (amortized cost $1,517,733,537 in 2007 and $1,436,188,473 in 2006)	1,529,945,399	1,446,693,702
Equity Securities Available for Sale, at fair value (cost $107,603,305 in 2007 and $101,177,606 in 2006)	116,735,113	111,427,207
Policy Loans	66,149,643	64,949,875
Collateral Loans	125,425,856	128,685,111
Other Long-Term Investments	83,568,162	86,823,771
Short-Term Investments	155,959,411	167,683,154

Total Investments	2,077,827,835	2,006,317,872
Cash	28,378,550	37,218,109
Other Long-Term Investments in Affiliates	117,396,766	120,819,010
Accrued Investment Income	18,066,998	17,026,711
Accounts Receivable	93,090,208	84,100,246
Reinsurance Balances Receivable	7,944,975	6,015,853
Deferred Policy Acquisition Costs	227,672,566	224,516,950
Goodwill	9,576,218	9,576,218
Other Intangible Assets (net of accumulated amortization of $1,537,650 in 2007 and $1,366,800 in 2006)	7,570,350	7,741,200
Other Assets	20,576,358	20,906,925

Total Assets	$2,608,100,824	$2,534,239,094

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals—Property Casualty Insurance	$188,769,584	$172,664,652
Policy Liabilities and Accruals—Life Insurance Interest-Sensitive Products	668,344,003	646,354,761
Policy Liabilities and Accruals—Life Insurance Other Products	210,528,311	205,449,027
Unearned Premiums	250,920,934	236,481,371
Dividends to Policyholders	11,748,981	11,882,776
Premium Deposit and Retirement Deposit Funds	4,861,316	4,921,879
Deferred Income Taxes	21,344,182	25,547,554
Other Liabilities	86,616,272	75,222,398
Due to Affiliates	30,984,327	24,355,859
Commercial Paper	199,334,991	206,923,215
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	28,267,675	27,516,459

Total Liabilities	1,771,720,576	1,707,319,951

Commitments and Contingencies (Note 2)
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000
Issued: None	—	—
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,515,613 in 2007 and 80,459,113 in 2006	83,783,024	83,783,024
Additional Paid In Capital	31,029,684	27,502,452
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $14,125,818 in 2007 and $14,019,988 in 2006; unrealized gains on interest rate swap contract, net of tax, of $39,620 in 2007 and $105,541 in 2006; unrealized gains on other long-term investments, net of tax, of $49,595 in 2007 and $75,006 in 2006)	14,215,033	14,200,535
Retained Earnings	744,272,988	738,811,778
Treasury Stock, at cost (shares, 3,267,411 in 2007 and 3,323,911 in 2006)	(36,920,481)	(37,378,646)

Total Stockholders’ Equity	836,380,248	826,919,143

Total Liabilities and Stockholders’ Equity	$2,608,100,824	$2,534,239,094

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from audited financial statements included in the Company’s 2006 Form 10-K.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Premiums—Property Casualty Insurance	$155,378,827	$147,415,932
Premiums—Life Insurance	12,556,170	11,745,853
Policy Charges—Life Insurance	10,071,386	9,832,678
Net Investment Income	27,446,957	23,975,664
Net Realized Investment Gains	1,253,325	126,713
Other Income	8,614,685	7,369,745

Total Revenues	215,321,350	200,466,585

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	134,016,213	118,819,689
Dividends to Policyholders	1,144,010	1,115,000
Amortization of Deferred Policy Acquisition Costs	35,953,849	30,724,622
Other Operating Expenses	24,585,693	22,037,491

Total Benefits, Losses and Expenses	195,699,765	172,696,802

Income Before Income Tax Expense	19,621,585	27,769,783
Income Tax Expense	5,292,765	7,632,341

Net Income	$14,328,820	$20,137,442

Net Income Per Share
- Basic	$0.18	$0.25

- Diluted	$0.18	$0.25

Weighted Average Shares Outstanding
- Basic	80,485,290	80,301,335

- Diluted	81,545,408	81,122,521

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net Income	$14,328,820	$20,137,442
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(39,573,799)	(38,531,863)
Amortization of Deferred Policy Acquisition Costs	35,953,849	30,724,622
Depreciation and Amortization	2,222,786	1,611,646
Stock-Based Compensation	2,403,961	1,980,956
Excess Tax Benefits from Stock-Based Compensation	(104,938)	(98,222)
Deferred Income Tax	1,248,938	1,153,505
Interest Credited on Policyholders’ Funds	7,279,501	6,894,075
Net Realized Investment Gains	(1,253,325)	(126,713)
Earnings in Equity-Method Investments	(1,917,989)	(1,934,407)
Other, Net	(2,186,819)	(133,622)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(921,307)	(83,598)
Accounts Receivable	(758,079)	(12,831,591)
Reinsurance Balances Receivable	18,612,301	1,024,574
Other Assets	16,210,402	(2,704,841)
Policy Reserves	(875,632)	9,632,022
Unearned Premiums	(7,004,429)	20,063,247
Amounts Held for Others	(194,358)	(431,646)
Other Liabilities	1,611,856	4,445,185
Due to/from Affiliates	1,893,587	(4,482,554)

Net Cash Provided by Operating Activities	46,975,326	36,308,217

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	6,347	5,144
Maturities and Redemptions of Fixed Maturities Available for Sale	61,564,510	65,215,447
Maturities and Redemptions of Other Investments	5,843,324	4,449,198
Sales of Fixed Maturities Available for Sale	3,967,365	75,225,349
Sales of Equity Securities	47,994,897	26,935,080
Sales of Other Investments and Other Assets	179,046	499,035
Distributions from Equity-Method Investments	33,832	—
Purchases of Fixed Maturities Available for Sale	(139,088,380)	(182,722,726)
Purchases of Equity Securities	(51,655,427)	(28,928,938)
Purchases of Other Investments and Other Assets	(4,901,201)	(15,468,350)
Origination of Consumer Loans Receivable	(11,421,825)	(19,634,283)
Principal Payments on Consumer Loans Receivable	14,770,737	16,774,735
Principal Payments on Commercial Leases Receivable	1,146,999	495,627
Net Change in Short-Term Investments	17,501,241	(491,283)
Net Change in Receivable/Payable on Securities	842,316	6,180,087

Net Cash Used in Investing Activities	(53,216,219)	(51,465,878)

Cash Flows From Financing Activities:
Change in Commercial Paper	(7,588,224)	(8,616,293)
Change in Notes Payable	(1,524,878)	—
Change in Notes Payable to Affiliates	751,216	2,800,782
Stockholder Dividends Paid	(8,867,610)	(8,030,655)
Proceeds from Exercise of Stock Options	635,212	409,994
Excess Tax Benefits from Stock-Based Compensation	104,938	98,222
Deposits of Policyholders’ Funds	31,135,173	33,050,105
Withdrawal of Policyholders’ Funds	(17,244,493)	(17,370,628)

Net Cash Provided by (Used in) Financing Activities	(2,598,666)	2,341,527

Net Change in Cash	(8,839,559)	(12,816,134)
Cash—Beginning of Period	37,218,109	37,228,639

Cash—End of Period	$28,378,550	$24,412,505

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Alfa Corporation and its subsidiaries (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state and may change in the future. At year end, the Company’s statutory net income is the same and the surplus is not significantly different under the State of Alabama and NAIC accounting practices.

Consolidation

The consolidated financial statements include, after intercompany eliminations, Alfa Corporation and its wholly-owned subsidiaries:

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Alliance Insurance Corporation (Alliance)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

Affiliates

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.8% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group comprise the Alfa Group (Alfa). Prior to January 1, 2007, Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under a Strategic Affiliation Agreement signed in August 2001. On January 1, 2007, Virginia Mutual demutualized and Alfa Alliance Insurance Corporation (Alliance), a new subsidiary of the Company, was formed. For further details, refer to Note 21 – Plan of Conversion of Virginia Mutual Insurance Company in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are particularly important in determining reserves for future policyholder benefits, reserves for losses and loss adjustment expenses payable, evaluation of other-than-temporary impairments on investments, capitalization and amortization of deferred policy acquisition costs and reserves relating to litigation. Actual results could differ from those estimates.

Deferred Policy Acquisition Costs and Premium Deficiencies

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business have been deferred.

Life Insurance Products: Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. Unrealized holding gains are recorded as an adjustment to deferred policy acquisition costs under Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, when amortization expense is determined under the gross profits method described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

Internal replacements, as defined by Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, are reviewed by the Company to determine whether changes made are considered to be significant and integrated. If changes are significant and integrated, the unamortized balance of deferred policy acquisition costs related to the original contract is extinguished and charged to income. Acquisition costs associated with the replacement policy are deferred and amortized to income.

Property Casualty Products: Acquisition costs for property casualty insurance are amortized over the period in which the related premiums are earned. Internal replacements, as defined by SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, are reviewed by the Company to determine whether changes made are considered to be significant and integrated. If changes are significant and integrated, the unamortized balance of deferred policy acquisition costs related to the original contract is extinguished and charged to income. Acquisition costs associated with the replacement policy are deferred and amortized to income.

A premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations when anticipated losses, loss adjustment expenses, commissions and other acquisition costs, and maintenance costs exceed the recorded unearned premium reserve, and any future installment premiums on existing policies. The Company had no liability related to premium deficiency reserves at March 31, 2007 or December 31, 2006. The Company utilizes anticipated investment income as a factor in the premium deficiency calculation.

Taxes

On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. The Company has not changed its accounting policy for reporting taxes collected from customers. Two subsidiaries of the Company collect taxes that are remitted to governmental authorities. AVIC, in the property casualty segment, collects taxes from policyholders and reports the premiums collected on a net basis. Financial, in the noninsurance segment, collects taxes on lease payments from customers and reports the lease revenue on a gross basis. The amount of tax collected is not significant to the amount of revenue reported.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current fiscal year. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

2. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at March 31, 2007. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $385 thousand and $486 thousand for the first quarter of 2007 and 2006, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages.

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

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At March 31, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $35.9 million. These commitments are included in other liabilities in the consolidated balance sheet and are, therefore, excluded from the table below.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2007 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$34,089,035	$23,250,000	$10,839,035	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	22,320,688	12,315,131	7,254,623	2,750,934	—

Total commercial commitments	$58,039,955	$35,802,131	$18,093,658	$2,750,934	$1,393,232

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

Guaranty Fund and Other Insurance-related Assessments: In all states, insurers licensed to transact certain lines of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such line of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the lines of insurance in which the insolvent insurer was engaged. The Company paid no assessments in the first quarter of 2007 or 2006.

3. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income for the three-month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net Income	$14,328,820	$20,137,442
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	920,492	(10,461,883)
Unrealized Gain (Loss) on Interest Rate Swap Contract	(65,922)	212,088
Unrealized (Loss) on Other Long-term Investments	(25,411)	(222,791)
Less: Reclassification Adjustment for Net Realized Investment Gains	814,661	82,363

Total Other Comprehensive Income (Loss)	14,498	(10,554,949)

Total Comprehensive Income	$14,343,318	$9,582,493

4. EARNINGS PER SHARE

The following computations set forth the calculation of basic and diluted net income per common share and common share equivalents for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net income	$14,328,820	$20,137,442

Weighted average number of common shares outstanding	80,485,290	80,301,335

Net income per common share—Basic	$0.18	$0.25

	Three Months Ended March 31,
	2007	2006
Net income	$14,328,820	$20,137,442

Weighted average number of common shares outstanding	80,485,290	80,301,335

Common share equivalents resulting from:
Dilutive stock options and restricted stock awards	1,060,118	821,186

Adjusted weighted average number of common and common equivalent shares outstanding	81,545,408	81,122,521

Net income per common share—Diluted	$0.18	$0.25

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding. Diluted EPS is computed similarly except that the shares outstanding are increased to give effect to all potentially dilutive shares that would have been outstanding if such shares had been issued. Dilutive shares are the result of stock options outstanding and nonvested restricted stock awards. Options to purchase 366,022 Alfa Corporation common shares and 10,228 restricted shares awards were outstanding at March 31, 2007, but were not included in the computation of diluted earnings per share in that period since inclusion of these items would have an anti-dilutive effect.

5. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Three Months Ended March 31,
	2007	2006
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$96,989,282	$92,499,265
Homeowner premiums	54,149,722	51,508,738
Other premiums	4,239,823	3,407,929

Total earned premiums	155,378,827	147,415,932
Net investment income	11,561,426	9,678,917
Other income	4,844,179	3,413,950
Net realized investment (losses)	(2,153,916)	(1,059,918)

Total Property Casualty Insurance	169,630,516	159,448,881

Life Insurance
Premiums and policy charges
Traditional life insurance premiums	12,166,738	11,254,839
Group life insurance premiums	535,854	491,014
Universal life policy charges	5,572,582	5,392,053
Universal life policy charges—COLI	1,673,424	1,699,239
Interest sensitive life policy charges	2,825,010	2,741,386
Annuity policy charges	370	—

Total premiums and policy charges	22,773,978	21,578,531
Net investment income	14,638,077	13,590,101
Net realized investment gains	3,407,241	1,186,631

Total Life Insurance	40,819,296	36,355,263

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	464,825	514,319
Loan income, net of expense	1,995,844	1,154,502
Other investment income	339,434	162,085

Total net investment income	2,800,103	1,830,906

Other income
Fee/commission income	10,013,838	10,810,244
Other income	273,358	344,688

Total other income	10,287,196	11,154,932

Net realized investment gains	—	—

Total Noninsurance	13,087,299	12,985,838

Corporate and Eliminations
Premiums and policy charges
Group life insurance premiums	(146,422)	—

Total premiums and policy charges	(146,422)	—
Net investment (loss)	(1,552,649)	(1,124,260)
Other (loss)	(6,516,690)	(7,199,137)

Total Corporate and Eliminations	(8,215,761)	(8,323,397)

Total revenues	$215,321,350	$200,466,585

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

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Three Months Ended March 31,
	2007	2006
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income (loss)	$(2,663,448)	$6,903,388
Net investment income	11,561,426	9,678,917
Other income	4,844,179	3,413,950

Pretax operating income	13,742,157	19,996,255
Income tax expense	3,330,496	5,133,850

Operating income, net of tax	10,411,661	14,862,405
Realized investment (losses), net of tax	(1,400,045)	(688,947)

Net income	9,011,616	14,173,458

Life Insurance
Pretax operating income	4,685,844	7,113,633
Income tax expense	1,482,593	2,234,472

Operating income, net of tax	3,203,251	4,879,161
Realized investment gains, net of tax	2,214,707	771,310

Net income	5,417,958	5,650,471

Noninsurance
Pretax operating income	2,869,897	1,589,928
Income tax expense	1,066,213	589,379

Operating income, net of tax	1,803,684	1,000,549
Realized investment gains, net of tax	—	—

Net income	1,803,684	1,000,549

Corporate and Eliminations
Pretax operating (loss)	(2,929,638)	(1,056,746)
Income tax (benefit)	(1,025,200)	(369,710)

Operating (loss), net of tax	(1,904,438)	(687,036)
Realized investment gains, net of tax	—	—

Net (loss)	(1,904,438)	(687,036)

Total net income	$14,328,820	$20,137,442

Segment assets and the segment asset reconciliation are as follows:

	March 31, 2007	December 31, 2006
Segment Assets:
Property Casualty Insurance	$1,017,710,871	$976,000,158
Life Insurance	1,284,896,900	1,242,593,714
Noninsurance	299,875,502	308,120,046
Corporate and Eliminations	5,617,551	7,525,176

Total Assets	$2,608,100,824	$2,534,239,094

Assets:
Allocated to segments	$3,700,966,454	$3,576,382,583
Eliminations	(1,092,865,630)	(1,042,143,489)

Total Assets	$2,608,100,824	$2,534,239,094

The following summary reconciles significant segment items to the Company’s consolidated condensed financial statements:

	Three Months Ended March 31,
	2007	2006
Revenues:
Premiums—Property Casualty Insurance	$155,378,827	$147,415,932
Premiums—Life Insurance	12,556,170	11,745,853
Policy charges—Life Insurance	10,071,386	9,832,678
Net investment income	27,446,957	23,975,664
Net realized investment gains	1,253,325	126,713
Other income	8,614,685	7,369,745

Total revenues	$215,321,350	$200,466,585

Income before income tax expense:
Underwriting profit (loss)	$(12,762,103)	$426,920
Other income	8,614,685	7,369,745
Other expense	(4,931,279)	(4,129,259)
Net investment income	27,446,957	23,975,664
Net realized investment gains	1,253,325	126,713

Income before income tax expense	$19,621,585	$27,769,783

Income tax expense:
Allocated to segments	$4,854,101	$7,587,991
Allocated to net realized investment gains	438,664	44,350

Total income tax expense	$5,292,765	$7,632,341

6. PENSION AND POSTRETIREMENT BENEFIT PLANS

On January 1, 2007, Virginia Mutual restructured to form Alliance, a subsidiary of the Company. Prior to June 30, 2001, Virginia Mutual sponsored a defined benefit pension plan covering substantially all of its employees. It also sponsored a non-qualified benefit pension parity plan (the parity plan) covering employees adversely affected by a 1998 amendment to the qualified plan. In addition, a post-employment life and medical insurance benefit plan was sponsored covering substantially all of its employees. At June 30, 2001, a curtailment occurred. The plans were frozen and all participants were vested.

At January 1, 2007, these plans were subject to remeasurement under SFAS No. 141, Business Combinations, in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions. As a result, the unfunded balance of the parity plan and the postretirement life and medical insurance benefit plan were recorded as liabilities which eliminated any previously unrecognized gain or loss, prior service cost and transition asset or obligation related to the plans. The defined benefit pension plan liability was remeasured to reflect the anticipated liability for terminating the plan. The Company intends to file to terminate the pension plan with the Internal Revenue Service during 2007.

At January 1, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). With the plans remeasured as a result of SFAS No. 141, there was no impact on the Company’s financial position or results of operations at the date of adoption.

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the three months ended March 31, 2007 include the following components:

	Pension Benefits	Other Postretirement Benefits
	2007	2007
Interest cost	$93,494	$28,500
Expected return on plan assets	(70,864)	—

Net periodic benefit cost	$22,630	$28,500

The Company does not anticipate any additional contributions will be made in 2007.

7. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At March 31, 2007, the Company has an unrecognized tax benefit of $3.2 million. No adjustments were made to retained earnings at the date of adoption. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate is $224 thousand.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2007, the amount of interest and penalties included in the consolidated balance sheet was $345 thousand.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2004 through 2006 are still subject to examination by the Internal Revenue Service. There are no federal income tax examinations currently in process. Tax years 2003 through 2006 are still subject to examination by the various state jurisdictions.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

8. OTHER LONG-TERM INVESTMENTS AND OTHER LONG-TERM INVESTMENTS IN AFFILIATES

Partnership interests represent 79.9%, or $66.8 million, of other long-term investments at March 31, 2007 and 79.3%, or $68.9 million at December 31, 2006. Similarly, partnership interests represent 21.3%, or $25.0 million, of other long-term investments in affiliates at March 31, 2007 and 19.9%, or $24.0 million at December 31, 2006.

9. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
Release of restricted stock	$—	$102,913
Business Combinations:
Assets acquired	$60,300,570	$—
Liabilities assumed	$59,921,512	$—
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$3,761,180	$3,669,343
Income Taxes	$3,347,648	$23,145

10.	FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the quarter ending March 31, 2007.

On January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140. This statement requires entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective at the beginning of the fiscal year that begins after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this statement effective January 1, 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of March 31, 2007, compared with December 31, 2006 and the results of operations for the three-month periods ended March 31, 2007 and March 31, 2006. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements that are in this Form 10-Q and the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the annual report to stockholders for the year ended December 31, 2006 on Form 10-K.

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

OVERVIEW

Alfa Corporation is a financial services holding company headquartered in Alabama that offers primarily personal lines of property casualty insurance, life insurance and financial services products through its wholly-owned subsidiaries:

•	Alfa Insurance Corporation (AIC)

•	Alfa General Insurance Corporation (AGI)

•	Alfa Vision Insurance Corporation (AVIC)

•	Alfa Alliance Insurance Corporation (Alliance)

•	Alfa Life Insurance Corporation (Life)

•	Alfa Financial Corporation (Financial)

•	The Vision Insurance Group, LLC (Vision)

•	Alfa Agency Mississippi, Inc. (AAM)

•	Alfa Agency Georgia, Inc. (AAG)

•	Alfa Benefits Corporation (ABC)

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.8% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group and Specialty comprise the

Alfa Group (Alfa). Prior to January 1, 2007, Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under a Strategic Affiliation Agreement signed in August 2001.

Effective January 1, 2007, the Company completed the previously approved plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously has been recapitalized as Alfa Alliance Insurance Corporation (Alliance), a wholly-owned subsidiary of the Company. In addition, the Pooling Agreement was amended to include Alliance as a participant in the pool and the quota share agreement between Fire and Virginia Mutual was terminated with applicable references removed from the Pooling Agreement.

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

In the first three months of 2007, property casualty insurance operations accounted for 78.8% of revenues and 62.9% of net income. Life insurance operations generated 18.9% of revenues and 37.8% of net income. Noninsurance operations, combined with corporate operations and eliminations, generated 2.3% of revenues and resulted in a net loss of $101 thousand or 0.7% of net income.

On January 1, 2007, the Company adopted Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement. Transactions are accounted for as an internal replacement, as defined by this statement, when a policyholder requests a change not within the terms of the original contract and the change is deemed by the Company to be significant and integrated. For internal replacements of insurance products, the unamortized balance of acquisition costs previously deferred under the original contracts is extinguished and charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income.

At the date of adoption, no adjustments were made to retained earnings in the life segment or the property casualty segment. For the three months ended March 31, 2007, there were not any significant impacts in the property casualty segment for internal replacements. In the life segment, internal replacements resulted in the extinguishment of $1.2 million of acquisition costs previously deferred and a charge to income through amortization expense. During the first quarter of 2007, Life provided an opportunity for agents to convert existing policyholders to the new return of premium product.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the date of adoption no adjustments were made to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate is $224 thousand.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 60% of the Company’s liabilities are reported at March 31, 2007 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K.

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

The Company’s internal actuarial staff conducts annual reviews of projected loss development information by line of business to assist management in making estimates of reserves for ultimate losses and loss adjustment expenses payable. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments and late reported claims. In addition, reasonableness is established in the context of claim severity, loss ratio and trend factors, all of which are implicit in the liability estimates. On an interim basis, the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review. If the emergence is not within acceptable bounds, the opinion on reserve adequacy is revised and reserve amounts are adjusted. Otherwise, IBNR reserves are adjusted as changes in exposure indicate that additional reserves are needed until the next annual review is completed. The following methodologies are used to develop a range of probable outcomes for estimated loss and loss adjustment expense reserves during the annual review, with the Catastrophes methods used during both annual and interim reviews:

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

Benefit reserves for universal life products and annuity products are determined according to the provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This standard directs that, for policies with an explicit account balance, the benefit reserve is the account balance without reduction for any applicable surrender charge.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities and equity securities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $1.3 million and $3 thousand were recorded in the first three months of 2007 on equity securities and fixed maturities, respectively. During the same period in 2006, writedowns of $34 thousand were recorded on equity securities with no writedowns on fixed maturities.

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and marketing expenses that vary with and are directly related to the production of business have been deferred.

Life Insurance Products: Traditional life insurance acquisition costs are being amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life type policies are being amortized over a thirty-year period in relation to the present value of estimated gross profits that are determined based upon surrender charges and investment, mortality and expense margins. Investment income is considered, if necessary, in the determination of the recoverability of deferred policy acquisition costs. If an internal replacement change is considered to be significant and integrated, the unamortized balance of deferred policy acquisition costs related to the original contract is extinguished and charged to income. The policy acquisition costs associated with the replacement policy are deferred and amortized to income.

Property Casualty Products: Acquisition costs for property casualty insurance are amortized over the period in which the related premiums are earned. If an internal replacement change is considered to be significant and integrated, the unamortized balance of deferred policy acquisition costs related to the original contract is extinguished and charged to income. The policy acquisition costs associated with the replacement policy are deferred and amortized to income. Future changes in estimates, such as the relative time certain employees spend in initial policy bookings, may require adjustment to the amounts deferred. Changes in underwriting and policy issuance processes may also give rise to changes in these deferred costs.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premiums	$155,379	$147,416	5%
Life insurance premiums and policy charges	22,627	21,579	5%

Total premiums and policy charges	$178,006	$168,995	5%

Net investment income	$27,447	$23,976	14%

Other income	$8,615	$7,370	17%

Total revenues	$215,321	$200,467	7%

Net income
Insurance operations
Property casualty insurance	$10,412	$14,862	(30)%
Life insurance	3,203	4,879	(34)%

Total insurance operations	$13,615	$19,741	(31)%
Noninsurance operations	1,804	1,001	80%
Realized investment gains, net of tax	815	82	894%
Corporate	(1,905)	(687)	177%

Net income	$14,329	$20,137	(29)%

Net income per share
- Basic	$0.18	$0.25	(29)%

- Diluted	$0.18	$0.25	(29)%

Weighted average shares outstanding
- Basic	80,485,290	80,301,335

- Diluted	81,545,408	81,122,521

Consolidated results of operations have been impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•

On January 1, 2007, the Company completed the plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously was recapitalized as Alliance, a wholly-owned subsidiary of the Company.

•

Effective January 1, 2007, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K) was modified as follows:

•	Alliance, a new subsidiary of the Company, was added as a 2% participant in the pool with AIC’s and AGI’s participation decreasing 1% each. The Company maintained its overall 65% participation.

•	The quota share agreement between Fire and Virginia Mutual was terminated and applicable references were removed from the Pooling Agreement.

•	On January 1, 2007, the Company adopted SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.

Revenues

Total premiums and policy charges increased $9.0 million, or 5.3%, for the three months ended March 31, 2007.

Property Casualty Insurance: Property casualty insurance earned premiums for the first three months of 2007 increased $8.0 million, or 5.4%. Written premiums increased slightly for the same period. The following table shows the Company’s growth in earned and written premiums, comparing the three months ended March 31, 2007 and 2006:

	Earned Premium Growth	Written Premium Growth
Personal lines
Automobile	7.6%	(3.8)%
Homeowner[1]	11.7%	7.3%
Farmowner	6.4%	1.7%
Other	14.9%	12.0%

Total Personal Lines	8.9%	(0.4)%
Commercial lines	46.6%	17.9%
Reinsurance ceded	99.9%	(1,665.0)%
Reinsurance assumed	(94.3)%	(281.3)%

Total Property Casualty Insurance	5.4%	0.1%

[1]	Homeowner includes Homeowner and Manufactured Home

The 7.6%, or $6.7 million, earned premium growth in the automobile line is mainly attributable to AVIC and the addition of Alliance, a new subsidiary of the Company. AVIC contributed $3.8 million of the earned premium increase and Alliance contributed $2.5 million. AIC’s and AGI’s internal growth for the automobile line was $420 thousand. Written premium in the automobile line declined $4.0 million, or 3.8%. AVIC declined $3.0 million due to lower production. In addition, AIC’s and AGI’s written premium declined $1.0 million with a rate decrease in the preferred automobile line during the first quarter of 2006.

AIC, AGI and Alliance have a broader line of insurance products. AIC’s and AGI’s homeowner line earned premium growth of $2.9 million and written premium growth of $1.7 million was impacted by three rate increases across both preferred and standard lines during 2006. The farmowner earned and written premium growth of $432 thousand and $124 thousand, respectively, was impacted by a rate increase in the last quarter of 2005. AIC and AGI other personal lines earned premium increased $102 thousand and commercial lines earned premium increased slightly at $47 thousand. Alliance contributed earned premium for the homeowner line of $1.6 million, other personal lines of $498 thousand and commercial lines of $2.0 million.

Reinsurance ceded earned premium increased 99.9% or $852 thousand due to increases in the Company’s catastrophe reinsurance premiums and increases in the working cover program. Reinsurance assumed earned premium decreased 94.3% or $5.4 million due to the commutation of the Virginia Mutual quota share reinsurance treaty offset by a $390 thousand increase in the assumed premium from the state of Texas through AVIC. The decreases in reinsurance ceded and assumed written premium are related to the commutation of the Virginia Mutual quota share reinsurance treaty.

The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group and Specialty. Under the Pooling Agreement, the Company’s property casualty subsidiaries along with other members of the Mutual Group cede their direct property casualty business which includes premiums, losses and underwriting expenses to Mutual. Mutual retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Company’s share of the pool was 65% during both 2007 and 2006, therefore pooling did not impact premium growth. Because premiums are allocated according to the Pooling Agreement, policy count data is not applicable to the Company. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for additional detail of the Pooling Agreement.

Life Insurance: Life insurance premiums and policy charges increased $1.0 million, or 4.9%, for the three months ended March 31, 2007.

Life insurance premiums increased $810 thousand, or 6.9%, for the three months ended March 31, 2007. This increase is primarily the result of an increase in term life premiums of $912 thousand and an increase of 7.5% in term life policies inforce year to date. The majority of the increase is attributable to the return of premium level term life product. Group life premiums have decreased mainly from an elimination of $146 thousand between Life and Alliance.

Life insurance policy charges increased $239 thousand, or 2.4%, for the three months ended March 31, 2007. The 2007 increase is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.2% in the number of universal life policies inforce. The persistency ratio for life business was 90.6% and 91.4% at March 31, 2007 and 2006, respectively. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at March 31, 2007 and 2006 as a percentage of the annualized premium paid at March 31, 2007 and 2006, respectively. There is no comparable GAAP measure for annualized premium. The following table shows the growth in policies inforce and inforce annualized premium, on a statutory accounting basis, comparing the first three months of 2007 and 2006:

	Policies Inforce Growth	Inforce Annualized Premium Growth
Life Insurance
Universal life	0.2%	1.7%
Universal life—COLI	71.6%	(7.3)%
Interest sensitive life	1.6%	1.6%
Traditional life	1.7%	12.3%
Group life	1.8%	6.1%
Annuities	96.8%	115.6%

Total life insurance	2.0%	4.6%

Policies inforce grew for all lines in 2007. The slight increase in traditional life was the result of increases in new product offerings offset by a decline in the direct mail product. Inforce annualized premium growth was 4.6%, with the largest increase in traditional life at 12.3%, or $5.4 million. Inforce annualized premium growth for annuities increased 115.6%, or $810 thousand. Policies inforce growth for the COLI plan was 71.6% in the first quarter of 2007. This increase represents additional coverage for the same group of employees due to the Pension Protection Act of 2006. Paid annualized premium has decreased 7.3% as the demographics of the group covered have changed.

Net investment income increased $3.5 million, or 14.5%, for the three months ended March 31, 2007 due to increased interest income on fixed maturities, dividend income on equity securities and interest income on short-term investments offset by a slight decline in partnership income and increased interest costs on commercial paper and notes payable. In addition, Alliance contributed $506 thousand of the increase. Positive cash flows resulted in an increase in invested assets of 3.6% in the three months since December 31, 2006.

Other income increased $1.2 million, or 16.9%, for the three months ended March 31, 2007 mainly due to a gain recognized from the purchase of Alliance. The Company considers the amount to not be material to estimated income for the current full fiscal year; therefore, the gain is recorded as other income in the current period.

Net Income

Operating income for the property casualty subsidiaries decreased $4.5 million, or 30.0%, for the three months ended March 31, 2007 compared to the same period in 2006. Earned premiums increased 5.4%, or $8.0 million, with more than half of the increase derived from the nonstandard automobile market and the remainder from the Alabama, Georgia and Mississippi preferred and standard markets. Losses and related expenses increased 12.8%, or $12.7 million, for the first quarter of 2007 compared to the first quarter of 2006 mainly due to a 2.2% increase in the non-storm loss ratio, a 0.3% increase in the loss adjustment expense ratio and a $4.0 million increase in storm losses incurred. Operating expenses also increased 11.7%, or $4.9 million. The property casualty subsidiaries’ return on average equity for the trailing twelve-month period ending March 31, 2007 was 16.0% compared to 17.2% for the calendar year 2006. Return on average equity, a non-GAAP financial measure, is defined as net income divided by the simple average of beginning and ending stockholder’s equity.

Life insurance operating income decreased $1.7 million, or 34.3% in the first three months of 2007 as a result of increases in amortization of deferred acquisition costs and increases in the mortality ratio. The mortality ratio was 102% of expected for the three months ended March 31, 2007 compared to 99% for the same period in 2006. Offsetting the increased expenses are premiums and policy charges growth of 5.5% and net investment income growth of 7.7%. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, for the three months ended March 31, 2007, the Company experienced less favorable financial results when compared to the same period in 2006 due to the higher mortality ratio. Amortization of deferred acquisition costs increased $1.6 million or 55.3% during the first three months of 2007 compared to the same period in 2006 mainly due to the effects of a conversion program to the return of premium product after adopting SOP 05-1 on January 1, 2007. Under the new guidance, for internal replacements of insurance products deemed by the Company to be significant and integrated as defined by the statement, the unamortized balance of acquisition costs previously deferred under the original contract is charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income. During the first quarter of 2007, $1.2 million of acquisition costs previously deferred were charged to income.

Noninsurance operating income increased $803 thousand, or 80.2%, for the three months ended March 31, 2007. Agency operations increased operating income by $207 thousand due to Vision, loan operations increased operating income by $573 thousand due to loan loss recoveries received in the first quarter relating to the prior year loan fraud, commercial leasing operations decreased operating income by $28 thousand and ABC increased operating income by $51 thousand.

Realized investment gains, net of tax, increased $733 thousand during the first three months in 2007 as a result of increased gains on sales of equity securities offset by declines in gains on sales of fixed maturities and increases in equity security writedowns. On a pretax basis, writedowns increased from $34 thousand in the first three months of 2006 to $1.3 million during the same period in 2007.

Corporate expenses increased by $1.2 million for the three months ended March 31, 2007. Current quarter results were impacted by increased costs on the Company’s short-term borrowings and increases in accounting fees.

Net income decreased 29.2% on a diluted earnings per share basis for the three months ended March 31, 2007 compared to the same period in 2006.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI, AVIC and Alliance, for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Earned premiums
Personal lines	$150,453	$138,214	9%
Commercial lines	6,302	4,289	47%
Reinsurance ceded	(1,704)	(853)	100%
Reinsurance assumed	328	5,766	(94)%

Total earned premiums	$155,379	$147,416	5%

Net underwriting income	$(2,663)	$6,903	(139)%

Loss ratio	66.8%	62.3%
LAE ratio	5.1%	4.8%
Expense ratio	29.9%	28.1%
GAAP basis combined ratio	101.8%	95.2%
Underwriting margin	(1.8)%	4.8%

Net investment income	$11,561	$9,679	19%

Other income and fees	$4,844	$3,414	42%

Pretax operating income	$13,742	$19,996	(31)%

Operating income, net of tax	$10,412	$14,862	(30)%

Realized investment (losses), net of tax	$(1,400)	$(689)	103%

Net income	$9,012	$14,173	(36)%

Results of operations for this segment have been impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•

On January 1, 2007, the Company completed the plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously was recapitalized as Alliance, a wholly-owned subsidiary of the Company.

•

Effective January 1, 2007, the property casualty insurance Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K) was modified as follows:

•	Alliance, a new subsidiary of the Company, was added as a 2% participant in the pool with AIC’s and AGI’s participation decreasing 1% each. The Company maintained its overall 65% participation.

•	The quota share agreement between Fire and Virginia Mutual was terminated and applicable references were removed from the Pooling Agreement.

•	On January 1, 2007, the Company adopted SOP 05-1.

Property casualty insurance premiums increased $8.0 million, or 5.4%, during the first three months of 2007 with AVIC contributing $4.1 million and AIC and AGI contributing $3.4 million of the increase. Alliance earned premium increased slightly in the first quarter of 2007 to $5.7 million compared to the Virginia Mutual quota share amount of $5.2 million in the same period of 2006.

AVIC premium is reported as $14.1 million of personal lines earned premiums, $34 thousand of reinsurance ceded earned premium and $809 thousand of reinsurance assumed earned premiums in the table above for 2007 and $10.3 million of personal lines, $2 thousand of reinsurance ceded and $419 thousand of reinsurance assumed premiums for 2006.

Alliance premium is reported as $4.6 million of personal lines earned premiums, $2.0 million of commercial lines earned premium, $424 thousand of reinsurance ceded earned premium and $481 thousand of reinsurance assumed returned premiums in the table above for 2007. The Virginia Mutual quota share is reported as $95 thousand of reinsurance ceded and $5.3 million of reinsurance assumed premiums for 2006.

AIC and AGI contributed $3.4 million of earned premium growth during the first three months of 2007. The growth from AIC and AGI is related to increases in personal lines offset by an increase in reinsurance ceded premium. During the first quarter of 2007, earned premium for homeowner and manufactured home increased $2.9 million or 7.6%, automobile increased $420 thousand, or 0.5%, and farmowner increased $432 thousand, or 6.4%. In addition, there were increases in other personal lines of $102 thousand and a slight increase in commercial lines of $47 thousand offset by increases in ceded catastrophe premium and working cover premium of $491 thousand.

The overall loss ratio increased 4.5% from 62.3% in 2006 to 66.8% in 2007 of which 2.3% was related to catastrophe losses. The loss ratio for AIC and AGI increased from 62.9% as of March 31, 2006 to 67.5% as of March 31, 2007. The loss ratio for the three months ended March 31, 2007 related to AVIC business was 75.4% and Alliance was 26.8%, which represents 8.2% of the overall loss ratio of 66.8%. For the same period in 2006, the loss ratio for AVIC was 63.3% and Virginia Mutual was 47.6%, which represents 6.3% of the overall loss ratio of 62.3%.

Also included in the loss ratio are 9.0% of catastrophe losses for 2007 and 6.7% for 2006. The Company had $13.9 million in gross catastrophe losses during 2007 due to severe weather occurring in the first quarter compared to $9.9 million in similar losses in the first quarter of 2006. The effect of claims from these events impacted underwriting results by $0.11 and $0.08 per share in the three months ended March 31, 2007 and 2006, respectively, after taxes. The Company’s allocated share of catastrophe losses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program in the Company’s annual report for 2006 on Form 10-K).

AVIC impacted the LAE ratio by 1.1% in the first quarter of 2007 compared to 0.8% in 2006. Technology costs have impacted the LAE ratio by 0.1% in 2007 and 0.2% in 2006.

For the first quarter of 2007, the expense ratio has been impacted 3.7% by AVIC’s expense structure and 3.5% by Alliance, 1.0% by SFAS No. 123(R) and 0.6% due to technology costs. For the same period in 2006, the expense ratio was impacted 3.0% by AVIC, 1.3% by Virginia Mutual, 0.6% with the adoption of SFAS No. 123(R) and 0.6% due to technology costs.

The overall higher expense structures of AVIC and Alliance, along with the impact of SFAS No. 123(R) and technology costs and an increase of 4.5% in the overall loss ratio produced an underwriting loss of 1.8% in the first quarter of 2007, compared with an underwriting margin of 4.8% in 2006. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Net investment income increased 19.4% for the three months ended March 31, 2007, as a result of increases in interest income on fixed maturities and short-term investment income. In addition, the Company’s newly capitalized subsidiary, Alliance, contributed $506 thousand of the increase.

Other income and fees increased $1.4 million, or 41.9%, for the three months ended March 31, 2007 mainly due to a gain recognized from the purchase of Alliance. The Company considers the amount to not be material to estimated income for the current full fiscal year; therefore, the gain is recorded as other income in the current period.

For the first quarter of 2007, pretax operating income decreased $6.3 million and operating income, net of tax, decreased $4.5 million when compared to the same period in 2006. The effective tax rate decreased from 25.7% in the first quarter of 2006 to 24.2% in 2007. The tax rate for both 2007 and 2006 was impacted by increases in investments in affordable housing tax credits. The tax rate for 2007 was also impacted by increases in tax exempt income.

Realized investment losses, net of tax, increased $711 thousand during the first three months of 2007 as a result of increased losses on tax credit partnerships and increased writedowns on equity securities. On a pretax basis, writedowns increased from $34 thousand in 2006 to $645 thousand in 2007.

Net income decreased $5.2 million, or 36.4%, during the first quarter of 2007 compared to the same period in 2006.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$5,573	$5,392	3%
Universal life policy charges—COLI	1,673	1,699	(2)%
Interest sensitive life policy charges	2,825	2,742	3%
Traditional life insurance premiums	12,167	11,255	8%
Group life insurance premiums	536	491	9%

Total premiums and policy charges	$22,774	$21,579	6%

Net investment income	$14,638	$13,590	8%

Benefits and expenses	$28,151	$25,111	12%

Amortization of deferred policy acquisition costs	$4,575	$2,945	55%

Pretax operating income	$4,686	$7,113	(34)%

Operating income, net of tax	$3,203	$4,879	(34)%

Realized investment gains, net of tax	$2,215	$771	187%

Net income	$5,418	$5,650	(4)%

Results of operations for this segment have been impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•	On January 1, 2007, the Company adopted SOP 05-1.

Life’s premiums and policy charges increased $1.2 million, or 5.5%, for the three months ended March 31, 2007.

Life insurance premiums increased $957 thousand, or 8.2%, for the first quarter of 2007. This growth is attributable to increases in term life premiums of $912 thousand and an increase of 7.5% in term life policies inforce year to date. During January 2006, Life began offering a return of premium level term product which contributed the majority of the increase in life insurance premiums during the first three months of 2007.

Life insurance policy charges increased $239 thousand, or 2.4%, for the three months ended March 31, 2007 primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.2% in the number of universal life policies inforce.

On a statutory accounting basis, issued annualized new business premium decreased by 10.3% to $5.3 million with a total volume of $1.1 billion of insurance being issued in the first quarter of 2007. The new product offerings in 2006 contributed as follows in 2007: return of premium level term – 2,509 policies issued; $1.8 million of issued annualized new business premium and volume of $446 million of insurance issued; annuities – 6 policies issued and $108 thousand of issued annualized new business premium.

Total life insurance inforce as of March 31, 2007 increased $1.3 billion, with term insurance increasing $1.3 billion, or 11.4%, compared to the same period in 2006. Annualized premiums for inforce business increased 4.6%, or $6.0 million, with term insurance increasing 15.4% or $5.4 million. Policies inforce increased 2.0% for the three months ended March 31, 2007 compared to the same period in 2006. The persistency ratio for life business was 90.6% at March 31, 2007, compared to 91.4% at March 31, 2006.

The mortality ratio increased to 102% of expected in the first quarter of 2007 from 99% of expected in same period of 2006 and has resulted in an increase of $2.6 million in benefits and claims expense for the first quarter. Operating expenses have increased $402 thousand for the three months ended March 31, 2007 with SFAS No. 123(R) expense increasing $76 thousand and increases in the new policy administration system of $276 thousand. Amortization of deferred policy acquisition costs have increased $1.6 million in the first quarter of 2007 compared to the same period in 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods and the current period effects of the return of premium conversion program after the adoption of SOP 05-1 as previously discussed in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Invested assets increased 3.3% since December 31, 2006, while net investment income increased 7.7%. Interest income on fixed maturities increased 7.0% during 2007. Realized investment gains, net of tax, increased $1.4 million, or 187%, for 2007 as a result of increased gains on equity securities. On a pretax basis, writedowns were $702 thousand in 2007 compared to no writedowns in 2006.

Life’s operating income, net of tax, decreased 34.4% or $1.7 million during 2007 and net income decreased 4.1% or $232 thousand.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

Results of operations for this segment have been impacted by the following event in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

Noninsurance operating income and net income increased $803 thousand in the first three months of 2007 to $1.8 million compared to $1.0 million in the same period in 2006. Included in operating expenses for this segment are $70 thousand and $29 thousand of SFAS No. 123(R) expense for three months ended March 31, 2007 and 2006, respectively.

Agency operations for the first quarter produced an increase in net income of $207 thousand, with all of the increase attributable to Vision. In the current quarter, Vision generated net income of $843 thousand compared to $633 thousand in 2006. During the first three months of 2007 and 2006, AAM and AAG produced $12 thousand and $15 thousand, respectively, in operating income.

Loan operations in Financial produced net income of $1.4 million for the first quarter of 2007 compared to $842 thousand for the same period in 2006. The increase is attributable to gross loan loss recoveries of $815 thousand received during the first quarter of 2007 relating to the prior year loan fraud. Loan operations remained constant with a slight decline of 1.7% in the loan portfolio, an increase in the loan portfolio yield to 7.96% from 7.51% and an average delinquency ratio of 1.59%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry Financial Corporation (MidCountry) decreased 9.5% for the first quarter while the carrying value increased 7.8%.

Commercial lease operations in Financial produced a net loss of $497 thousand for the three months ended March 31, 2007 compared to a net loss for the same period in 2006 of $469 thousand. Net losses are a result of servicing fee expenses, legal expenses and interest costs.

ABC had operating income of $30 thousand in the first quarter of 2007 compared to an operating loss of $21 thousand in 2006. The operating loss in the first quarter of 2006 was a result of increased benefit expenses.

CORPORATE OPERATIONS

The following discussion relates to the Company’s corporate operations and intercompany profit eliminations between the Company and its subsidiaries.

Corporate expenses, including the impact of eliminations, increased $1.2 million in the first quarter of 2007 due primarily to increases in borrowing costs and accounting fees. Unfavorable increases in short-term interest rates and an increase in the commercial paper borrowings attributable to corporate functions led the Company’s interest expense to rise by $439 thousand from levels experienced in 2006. The weighted average rate increased sixty-two basis points from 4.68% at March 31, 2006 to 5.30% at March 31, 2007 with corporate debt increasing from $76.9 million at March 31, 2006 to $101.8 million on March 31, 2007. Included in the operating results for this segment are $28 thousand and $41 thousand of SFAS No. 123(R) expense for the three months ended March 31, 2007 and 2006, respectively.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, invested assets and yields are presented below for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Increase in cash flow from operations	29.4%	56.3%
Increase in invested assets since January 1, 2007 and 2006	3.6%	3.0%
Investment yield rate	5.9%	5.6%
Increase in net investment income	14.5%	4.3%

As a result of the overall positive cash flows from operations, invested assets grew 3.6% since December 31, 2006 while net investment income increased 14.5%. The increase in cash flow from operations in the first three months of 2007 was primarily due to the effects of the termination of the quota share agreement between Virginia Mutual and Fire along with Alliance becoming a participant in the intercompany property casualty insurance pooling agreement. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. A net decrease in cash resulted from decreased borrowings primarily resulting from positive cash flows and payments received as consideration for receivables from affiliates. During the first quarter of 2007, the Company also increased its investment in fixed maturity securities by approximately $81.5 million with Alliance contributing $30.4 million of the increase. The Company’s increase in net investment income resulted primarily from the increased earnings on fixed maturities, equity securities and short-term investments coupled with recoveries on loans in Financial’s portfolio previously written off. These items were partially offset by increased borrowing costs, reduced income from an equity-method investment in MidCountry and lower partnership earnings.

The overall yield rate, calculated using amortized cost, increased in the first three months of 2007 to 5.9%. The Company had net realized investment gains before income taxes of $1.3 million in the first quarter of 2007 compared to net realized investment gains of $127 thousand during the same period in 2006. These gains are primarily from sales of equity securities. Such realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

Investments (Other than Investments in Affiliates)

The composition of the Company’s investment portfolio is as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Fixed maturities
Taxable
Mortgage-backed securities	28.0%	27.3%
Asset-backed securities	3.9	4.1
U.S. Treasury securities	0.5	0.5
U.S. government and corporate agencies	12.9	11.0
Obligations of states and political subdivisions	3.5	3.6
Corporate bonds	8.5	9.4

Total taxable	57.3	55.9
Tax exempts	16.4	16.2

Total fixed maturities	73.7	72.1
Equity securities	5.6	5.6
Policy loans	3.2	3.2
Collateral loans	6.0	6.4
Other long-term investments	4.0	4.3
Short-term investments	7.5	8.4

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In the first three months of 2007, the overall mix of investments shifted due to additional investments in fixed maturities and the purchase of Alliance.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
AAA to A-	94.5%	93.7%
BBB+ to BBB-	5.1	5.7
BB+ and below (below investment grade)	0.2	0.4
Not rated	0.2	0.2

	100.0%	100.0%

At March 31, 2007, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At March 31, 2007, 38.0% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2006. At March 31, 2007, the Company’s total portfolio of fixed maturities had gross unrealized gains of $28.1 million and gross unrealized losses of $15.9 million. All securities with the exception of the investment noted above are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first three months of 2007, the Company sold $4.0 million in fixed maturities available for sale. These sales resulted in gross realized gains of $9 thousand and gross realized losses of $3 thousand. During the same period in 2006, the Company sold $75.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.1 million and gross realized losses of $582 thousand.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At March 31, 2007, the Company had unrealized gains in such investments of $1.0 million compared to unrealized gains of $1.2 million at December 31, 2006. The Company recognized a net gain of $420 thousand on the disposal of high yield debt securities in the first three months of 2006. No such disposals occurred during the first quarter of 2007.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. Investments in securities entail general market risk as well as company specific risk. During the first three months of 2007, the Company wrote down two bond issues totaling $3 thousand and two equity securities totaling $1.3 million for which declines in value were deemed to be other than temporary. During the first three months of 2006, the Company wrote down one equity security totaling $34 thousand for which the decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either March 31, 2007 or December 31, 2006.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At March 31, 2007, the delinquency ratio on the loan portfolio was 1.59% or $2.1 million. Loans charged off in the first three months of 2007 totaled $64 thousand. Offsetting these charge-offs in the first quarter of 2007 were $815 thousand received as a settlement in a case against a former agent. At March 31, 2007, the Company maintained an allowance for loan losses of $1.5 million or 1.2% of the outstanding loan balance. In addition, at March 31, 2007, the Company maintained an allowance for lease losses of $1.2 million or 76.8% of the outstanding lease balance. No leases were charged off during the first three months of 2007. Other significant long-term investments include assets leased under operating leases.

The Company periodically invests in affordable housing tax credit partnerships. At March 31, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $35.9 million. The Company’s carrying value of such investments was $62.1 million and $64.2 million at March 31, 2007 and December 31, 2006, respectively.

Other Long-Term Investments in Affiliates

The composition of the Company’s other long-term investments in affiliates is as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Equity method investments [1]	70.8%	67.2%
Notes receivable	29.2	32.8

Total	100.0%	100.0%

[1]	Includes partnerships, joint ventures and unconsolidated investee companies.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial invested an additional $36.1 million in MidCountry during the fourth quarter of 2004 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income, net of the cost of capital, was $465 thousand in the first three months of 2007 and $514 thousand in the same period of 2006. Other equity-method investments include partnership interests held by the Company’s insurance subsidiaries. For more information on these investments, refer to Note 4 – Investments in the Notes to Consolidated Financial Statements under the section Other Long-term Investments in the Company’s annual report for 2006 on Form 10-K.

Also included within other long-term investments in affiliates are notes receivable from several affiliated entities including a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, resulting from the sale of OFC Capital in 2005. The balances at March 31, 2007 and December 31, 2006 were $27.3 million and $33.0 million, respectively.

INCOME TAXES

The effective tax rate in the first three months of 2007 was 27.0% compared to 23.8% for the full year 2006 and 27.5% for the first three months of 2006. The increase from the 2006 full year effective rate is due to the release of a reserve for uncertain tax positions at the end of 2006. Based on the Company’s analysis under SFAS No. 109, Accounting for Income Taxes, at March 31, 2007, the Company currently anticipates the effective tax rate recorded in the financial statements for the three-month period ending March 31, 2007 to remain at 27.0% for all of 2007.

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

Primary Source of Liquidity

Net cash provided by operating activities was $47.0 million and $36.3 million in the first three months of 2007 and 2006, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of debt, benefit obligations to policyholders and leases. Leases have primarily been originated by its insurance subsidiaries and Vision.

The Company’s contractual obligations at March 31, 2007 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$6,996,109	$1,631,863	$2,593,329	$1,065,213	$1,705,704
Partnership funding obligations	35,860,432	5,409,283	14,584,909	15,866,240	—
Commercial paper	199,530,000	199,530,000	—	—	—
Notes payable to affiliates	28,267,675	28,267,675	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	38,615,645	3,804,395	7,588,000	7,598,395	19,624,855
Property casualty loss and loss adjustment expense reserves (2)	201,048,169	152,796,609	44,230,597	4,020,963	—
Future life insurance obligations (3)	2,182,161,726	74,943,726	217,197,000	153,372,000	1,736,649,000

Total contractual obligations	$2,762,479,756	$466,383,551	$286,193,835	$181,922,811	$1,827,979,559

(1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at March 31, 2007 for variable rate debt and is shown in the table through the maturity of the underlying debt. Interest on long-term debt is accrued and settled monthly, thus the timing and amount of such payments may vary from the calculated value. For additional information refer to Note 10—Debt, in the Notes to Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2006.
(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. At March 31, 2007, total property casualty reserves in the above table of $201,048,169 are gross of salvage and subrogation recoverables of $12,278,585.
(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2006. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Off-Balance Sheet Arrangements

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at March 31, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during the upcoming twelve months with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$34,089,035	$23,250,000	$10,839,035	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	22,320,688	12,315,131	7,254,623	2,750,934	—

Total commercial commitments	$58,039,955	$35,802,131	$18,093,658	$2,750,934	$1,393,232

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

Debt

Total borrowings decreased $6.8 million in the first three months of 2007 to $297.6 million. The majority of the short-term debt is commercial paper issued by the Company. At March 31, 2007, the Company had $199.3 million in commercial paper at rates ranging from 5.30% to 5.31% with maturities ranging from April 2, 2007 to April 12, 2007. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $28.3 million in short-term debt outstanding to affiliates at March 31, 2007 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

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

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During the first quarter of 2007, the Company granted 73,150 awards of restricted stock to certain officers and issued 468,000 nonqualified options under the 2005 Plan. At March 31, 2007, 2,653,083 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. No repurchases were made during the first quarter of 2007 (refer to Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q). At March 31, 2007, the total repurchased was 8,364,123 shares at a cost of $66,896,253. The Company has reissued 3,167,639 treasury shares as a result of option exercises, reissued 12,271 treasury shares as a result of restricted stock award releases and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

All share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend that was paid on June 17, 2002.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rate fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $5.9 million and $5.4 million in the first three months of 2007 and 2006, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in both periods. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At March 31, 2007, the total amount of cash that would be required to fund all amounts subject to surrender was $722.0 million.

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

The following table presents the loss and loss adjustment expenses payable by line of business at March 31, 2007 and December 31, 2006:

	March 31, 2007
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$94,313,845	$36,336,647	$20,939,223	$151,589,715
Homeowner Group (2)	22,489,462	12,127,192	4,844,981	39,461,635
Other (3)	4,625,225	1,972,894	1,985,397	8,583,516
Assumed reinsurance—affiliate (4)	—	—	—	—
Assumed reinsurance—other (5)	1,221,807	186,000	5,496	1,413,303

	$122,650,339	$50,622,733	$27,775,097	$201,048,169

Less: salvage and subrogation recoverables				(12,278,585)

Reserve for unpaid losses and loss adjustment expenses				$188,769,584

	December 31, 2006
	Case	IBNR	LAE	Total
Line of Business:
Auto (1)	$80,997,159	$35,146,259	$19,383,521	$135,526,939
Homeowner Group (2)	19,495,260	11,732,635	5,599,330	36,827,225
Other (3)	1,996,790	1,223,200	690,002	3,909,992
Assumed reinsurance—affiliate (4)	6,797,525	735,268	298,683	7,831,476
Assumed reinsurance—other (5)	26,725	186,000	—	212,725

	$109,313,459	$49,023,362	$25,971,536	$184,308,357

Less: salvage and subrogation recoverables				(11,643,705)

Reserve for unpaid losses and loss adjustment expenses				$172,664,652

(1)	Auto represents the Company’s pooled share of preferred, standard, nonstandard and commercial auto as well as assumed nonstandard business in Texas.
(2)	Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and a limited amount of commercial insurance including portfolio, church and businessowner.
(3)	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.
(4)	Assumed reinsurance—affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual. The quota share reinsurance agreement was terminated on January 1, 2007.
(5)	Assumed reinsurance—other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $16.1 million, or 9.3% from December 31, 2006 to March 31, 2007. The reserve increase is primarily attributable to the addition of Alliance, product level exposure changes and catastrophe losses incurred during the current quarter. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	Three Months Ended March 31,
	2007	2006
Balance at January 1,	$172,664,652	$159,639,886
less reinsurance recoverables on unpaid losses	(2,380,370)	(2,103,540)

Net balance on January 1,	170,284,282	157,536,346

Alliance
Balance at January 1,	23,932,909	—
less reinsurance recoverables on unpaid losses	(17,174,977)	—

Net balance on January 1,	6,757,932	—

Incurred related to:
Current year	112,419,635	98,840,027
Prior years	(1,539,961)	231,646

Total incurred	110,879,674	99,071,673

Paid related to:
Current year	57,749,344	45,804,945
Prior years	45,148,018	47,751,552

Total paid	102,897,362	93,556,497

Net balance at March 31,	185,024,526	163,051,522
plus reinsurance recoverables on unpaid losses	3,745,058	1,766,500

Balance at March 31,	$188,769,584	$164,818,022

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The current and prior period’s favorable and unfavorable development is the result of normal fluctuations and uncertainty associated with loss reserve development.

The Company’s established reserves for its share of pooled losses and loss adjustment expenses reserves at March 31, 2007 are $201.0 million, gross of salvage and subrogation recoverables of $12.3 million. At interim periods, point estimates are not established but rather the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review as a basis for adjusting carried reserves.

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

Based on a review of historical ultimate development patterns, management has estimated that one standard deviation from mid-point for ultimate development has a 1.7% favorable development opportunity and a 0.3% unfavorable development opportunity. The potential impact of loss reserve variability on net income is quantifiable using a standard deviation and carried reserve amounts listed above. To the extent that ultimate development is favorable compared to expectation, the potential reserve decrease is $3.2 million on a pretax basis. Likewise, if ultimate development is unfavorable compared to expectation, the reserve increase is $566 thousand on a pretax basis.

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

Reinsurance

Property Casualty—Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at March 31, 2007.

Certain subsidiaries are party to working cover reinsurance treaties for property casualty lines. Under the property per risk excess of loss treaty, AIC and AGI are responsible for the first $750 thousand of each covered loss, and the reinsurers are responsible for 100% of the excess over $750 thousand of covered loss with a maximum recovery of $1.8 million. Under a separate treaty, Alliance is responsible for the first $500 thousand of each covered loss, and the reinsurers are responsible for 100% of the excess over $500 thousand of covered loss with a maximum recovery of $1.5 million. The rates for these reinsurance treaties are negotiated annually. The subsidiaries also make use of facultative reinsurance for unique risk situations.

The Company’s subsidiaries participate in a catastrophe protection program through the Pooling Agreement. Under this program, the Company participates in only its pooled share of a lower catastrophe pool limit unless the losses exceed an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the loss would be based upon its amount of statutory surplus relative to other members of the group as of the most recently filed annual statement. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. Refer to Note 2 – Pooling Agreement, Catastrophe Protection Program section in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for further details.

The following table details the impact of reinsurance ceded for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Income Statement:
Working Cover—Nonaffiliates:
Earned Premium	$(1,005,787)	$(815,299)
Losses Incurred	(674,037)	124,316
Commission Expense	(94,633)	(83,533)

Net (Loss)	(237,117)	(856,082)

Other—Nonaffiliates
Earned Premium	(101,267)	—
Losses Incurred	18,171	—
Commission Expense	(13,979)	—

Net (Loss)	(105,459)	—

Catastrophe—Affiliates:
Earned Premium	(596,772)	(37,254)
Losses Incurred	—	—
Commission Expense	—	—

Net (Loss)	(596,772)	(37,254)

Total:
Earned Premium	(1,703,826)	(852,553)
Losses Incurred	(655,866)	124,316
Commission Expense	(108,612)	(83,533)

Net (Loss)	$(939,348)	$(893,336)

	March 31, 2007	December 31, 2006
Balance Sheet:
Receivables on Unpaid Losses	$3,738,644	$2,380,370
Premiums Receivable	$1,990,866	$53,166
Prepaid Reinsurance Premium	$1,504,236	$1,387,964
Premiums Payable	$1,214,054	$1,361,347

The fluctuation in working cover losses incurred is due to normal reserving activities as additional information is obtained regarding a claim along with claim settlements made during the year. The increase in catastrophe earned premium in 2007 is the result of renegotiation of the catastrophe program.

The Company’s subsidiaries are participants in a Pooling Agreement with the Mutual Group and Specialty in which each participant cedes premiums, losses and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual, in turn, retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. Refer to Note 2 – Pooling Agreement and Note 13 – Reinsurance in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for further information.

Life—Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At March 31, 2007, Life had total insurance inforce of $22.9 billion of which $2.8 billion was ceded to other insurers. In addition, reserve credits of $9.1 million have been taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at March 31, 2007.

The following table details the impact of nonaffiliated reinsurance ceded for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Income Statement:
Premiums Paid	$(1,973,252)	$(1,582,227)
Losses Incurred	(844,690)	(3,220,283)

Net Income (Loss)	$(1,128,562)	$1,638,056

	March 31, 2007	December 31, 2006
Balance Sheet:
Receivables on Unpaid Losses	$873,290	$455,413
Policy Reserve Credits	$9,069,877	$9,069,877
Premiums Payable	$1,042,164	$989,555

The decrease in losses incurred is the result of a large recovery in the first quarter of 2006 offset by growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims.

Effective July 1, 2006, Life entered into a new Accidental Death Catastrophic Reinsurance Agreement. The new agreement covers accidental death exposure in the portfolio by providing attritional and catastrophic protection with Life retaining the first $7.5 million of claims.

Property Casualty – Assumed

The Company participates in a small number of involuntary pools and underwriting associations on a direct basis and receives a proportional share through the Pooling Agreement. In addition, the Company received a proportional share of Fire’s quota share reinsurance treaty with Virginia Mutual through the Pooling Agreement in 2005 and 2006. Effective January 1, 2007, the quota share agreement between Fire and Virginia Mutual was terminated. AVIC directly participates in a reinsurance program in the state of Texas assuming nonstandard automobile business which is retroceded to the pool.

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

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at March 31, 2007. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the quarter ending March 31, 2007.

On January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140. This statement requires entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective at the beginning of the fiscal year that begins after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this statement effective January 1, 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio is primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk. For further information, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s annual report for 2006 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2007—January 31, 2007	—	$—	—	3,635,877
February 1, 2007—February 28, 2007	—	$—	—	3,635,877
March 1, 2007—March 31, 2007	—	$—	—	3,635,877

Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Third Amendment to the Amended and Restated Alfa Insurance Pooling Agreement effective January 1, 2007

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Dated: May 9, 2007	/s/ Jerry A. Newby
Jerry A. Newby
Chairman of the Board and President, Director
(Principal Executive Officer)

Dated: May 9, 2007	/s/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President, Chief Financial Officer and Chief Investment Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Third Amendment to the Amended and Restated Alfa Insurance Pooling Agreement effective January 1, 2007

21	Subsidiaries of the Registrant

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002