Form 10-Q
period 2007-06-30
ALFA CORP
filed 2007-08-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                     Accelerated filer  ☒                      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $1.00 par value per share	80,679,113 shares

ALFA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006 (1)
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $42,341 in 2007 and $57,272 in 2006)	$40,396	$55,052
Fixed Maturities Available for Sale, at fair value (amortized cost $1,550,859,472 in 2007 and $1,436,188,473 in 2006)	1,533,832,259	1,446,693,702
Equity Securities Available for Sale, at fair value (cost $123,531,903 in 2007 and $101,177,606 in 2006)	136,581,024	111,427,207
Policy Loans	66,528,419	64,949,875
Collateral Loans	124,945,312	128,685,111
Other Long-Term Investments	90,948,079	86,823,771
Short-Term Investments	118,129,067	167,683,154

Total Investments	2,071,004,556	2,006,317,872
Cash	27,517,959	37,218,109
Other Long-Term Investments in Affiliates	135,032,358	120,819,010
Accrued Investment Income	18,598,823	17,026,711
Accounts Receivable	94,977,128	84,100,246
Reinsurance Balances Receivable	10,979,522	6,015,853
Deferred Policy Acquisition Costs	233,947,743	224,516,950
Goodwill	9,576,218	9,576,218
Other Intangible Assets (net of accumulated amortization of $1,708,500 in 2007 and $1,366,800 in 2006)	7,399,500	7,741,200
Other Assets	18,641,748	20,906,925

Total Assets	$2,627,675,555	$2,534,239,094

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property Casualty Insurance	$186,967,643	$172,664,652
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	674,388,808	646,354,761
Policy Liabilities and Accruals - Life Insurance Other Products	216,389,257	205,449,027
Unearned Premiums	252,692,036	236,481,371
Dividends to Policyholders	11,789,761	11,882,776
Premium Deposit and Retirement Deposit Funds	4,827,459	4,921,879
Deferred Income Taxes	12,824,306	25,547,554
Other Liabilities	91,645,993	75,222,398
Due to Affiliates	17,560,447	24,355,859
Commercial Paper	212,633,458	206,923,215
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	26,847,576	27,516,459

Total Liabilities	1,778,566,744	1,707,319,951

Commitments and Contingencies (Note 2)
Stockholders’ Equity :
Preferred Stock, $1 par value Shares authorized: 1,000,000 Issued: None	—	—
Common Stock, $1 par value Shares authorized: 110,000,000 Issued: 83,783,024 Outstanding: 80,567,613 in 2007 and 80,459,113 in 2006	83,783,024	83,783,024
Additional Paid In Capital	31,734,833	27,502,452
Accumulated Other Comprehensive Income (unrealized gains on securities available for sale, net of tax, of $299,787 in 2007 and $14,019,988 in 2006; unrealized gains on interest rate swap contract, net of tax, of $105,541 in 2006; unrealized gains (losses) on other long-term investments, net of tax, of ($282,982) in 2007 and $75,006 in 2006)	16,805	14,200,535
Retained Earnings	770,072,823	738,811,778
Treasury Stock, at cost (shares, 3,215,411 in 2007 and 3,323,911 in 2006)	(36,498,674)	(37,378,646)

Total Stockholders’ Equity	849,108,811	826,919,143

Total Liabilities and Stockholders’ Equity	$2,627,675,555	$2,534,239,094

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from audited financial statements included in the Company's 2006 Form 10-K.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues
Premiums - Property Casualty Insurance	$313,027,325	$298,250,971	$157,648,498	$150,835,039
Premiums - Life Insurance	25,180,713	22,839,703	12,624,544	11,093,850
Policy Charges - Life Insurance	19,354,972	18,757,220	9,283,586	8,924,542
Net Investment Income	53,697,594	40,800,741	26,250,637	16,825,077
Net Realized Investment Gains	1,949,706	1,787,952	696,381	1,661,239
Other Income	15,521,702	13,404,208	6,907,017	6,034,463

Total Revenues	428,732,012	395,840,795	213,410,663	195,374,210

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	242,848,655	228,131,475	108,832,443	109,311,786
Dividends to Policyholders	2,134,309	2,085,958	990,299	970,959
Amortization of Deferred Policy Acquisition Costs	71,438,846	61,250,061	35,484,996	30,525,438
Other Operating Expenses	44,251,236	41,765,883	19,665,544	19,728,392

Total Benefits, Losses and Expenses	360,673,046	333,233,377	164,973,282	160,536,575

Income Before Income Tax Expense	68,058,966	62,607,418	48,437,381	34,837,635
Income Tax Expense	18,448,682	16,961,528	13,155,917	9,329,187

Net Income	$49,610,284	$45,645,890	$35,281,464	$25,508,448

Net Income Per Share
- Basic	$0.62	$0.57	$0.44	$0.32

- Diluted	$0.61	$0.56	$0.43	$0.31

Weighted Average Shares Outstanding
- Basic	80,519,119	80,315,256	80,552,577	80,325,375

- Diluted	81,549,342	81,131,983	81,584,269	81,179,210

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net Income	$49,610,284	$45,645,890
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(77,283,028)	(73,259,309)
Amortization of Deferred Policy Acquisition Costs	71,438,846	61,250,061
Depreciation and Amortization	4,475,044	3,299,591
Stock-Based Compensation	2,743,268	2,662,185
Excess Tax Benefits from Stock-Based Compensation	(213,834)	(136,924)
Deferred Income Tax	(337,116)	(183,199)
Interest Credited on Policyholders’ Funds	14,953,189	14,130,577
Net Realized Investment Gains	(1,949,706)	(1,787,952)
(Earnings) Losses in Equity-Method Investments	(3,391,070)	637,326
Other, Net	(2,259,836)	6,123,398
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(1,453,132)	(503,788)
Accounts Receivable	(1,237,782)	(16,042,538)
Reinsurance Balances Receivable	15,577,754	273,202
Other Assets	17,285,739	(1,072,306)
Policy Reserves	1,859,698	10,051,507
Unearned Premiums	(5,233,327)	23,642,101
Amounts Held for Others	(187,435)	(483,056)
Other Liabilities	774,330	22,678
Due to/from Affiliates	(11,310,681)	(4,778,360)

Net Cash Provided by Operating Activities	73,861,205	69,491,084

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	10,184	9,742
Maturities and Redemptions of Fixed Maturities Available for Sale	112,258,807	136,755,241
Maturities and Redemptions of Other Investments	14,107,765	12,626,705
Sales of Fixed Maturities Available for Sale	12,067,458	76,913,250
Sales of Equity Securities	85,815,845	72,584,465
Sales of Other Investments and Other Assets	394,638	865,687
Distributions from Equity-Method Investments	2,876,467	76,813
Purchases of Fixed Maturities Available for Sale	(230,686,496)	(268,060,737)
Purchases of Equity Securities	(102,584,994)	(77,448,508)
Purchases of Other Investments and Other Assets	(37,586,714)	(26,436,837)
Origination of Consumer Loans Receivable	(25,399,564)	(44,392,647)
Principal Payments on Consumer Loans Receivable	29,229,886	33,417,863
Principal Payments on Commercial Leases Receivable	1,332,555	671,710
Net Change in Short-Term Investments	55,331,585	(2,398,629)
Net Change in Receivable/Payable on Securities	(840,325)	(1,221,933)

Net Cash Used in Investing Activities	(83,672,903)	(86,037,815)

Cash Flows From Financing Activities:
Change in Commercial Paper	5,710,243	1,972,156
Change in Notes Payable	(1,524,878)	—
Change in Notes Payable to Affiliates	(668,883)	11,507,784
Stockholder Dividends Paid	(18,349,239)	(16,898,079)
Purchases of Treasury Stock	—	(1,340,359)
Proceeds from Exercise of Stock Options	1,284,883	656,447
Excess Tax Benefits from Stock-Based Compensation	213,834	136,924
Deposits of Policyholders’ Funds	44,990,212	46,541,774
Withdrawal of Policyholders’ Funds	(31,544,624)	(31,961,908)

Net Cash Provided by Financing Activities	111,548	10,614,739

Net Change in Cash	(9,700,150)	(5,931,992)
Cash - Beginning of Period	37,218,109	37,228,639

Cash - End of Period	$27,517,959	$31,296,647

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Alfa Corporation and its subsidiaries (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). The results of operations for the six-month and three-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Affiliates

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.8% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). The Company together with the Mutual Group comprise the Alfa Group (Alfa). Prior to January 1, 2007, Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under a Strategic Affiliation Agreement signed in August 2001. On January 1, 2007, Virginia Mutual demutualized and Alfa Alliance Insurance Corporation (Alliance), a new subsidiary of the Company, was formed. For further details, refer to Note 21 – Plan of Conversion of Virginia Mutual Insurance Company in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K.

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

A premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations when anticipated losses, loss adjustment expenses, commissions and other acquisition costs, and maintenance costs exceed the recorded unearned premium reserve, and any future installment premiums on existing policies. The Company had no liability related to premium deficiency reserves at June 30, 2007 or December 31, 2006. The Company utilizes anticipated investment income as a factor in the premium deficiency calculation.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation adopted in the current year. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

2. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at June 30, 2007. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $967 thousand and $839 thousand for the first six months of 2007 and 2006, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages.

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

Subsequent to the end of the second quarter, six purported class action lawsuits, five in Delaware and one in Alabama, have been brought against the Company, the Mutual Group and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. The Company believes the actions are without merit.

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

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At June 30, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $43.0 million. These commitments are included in other liabilities in the consolidated balance sheet and are, therefore, excluded from the table below.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2007 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$42,505,035	$23,250,000	$19,255,035	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	22,057,761	12,064,456	7,242,371	2,750,934	—

Total commercial commitments	$66,193,028	$35,551,456	$26,497,406	$2,750,934	$1,393,232

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

Guaranty Fund and Other Insurance-related Assessments: In all states, insurers licensed to transact certain lines of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such line of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the lines of insurance in which the insolvent insurer was engaged. The Company paid assessments totaling $1 thousand and $2 thousand in the first six months of 2007 and 2006, respectively.

3. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income for the six-month and three-month periods ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net Income	$49,610,284	$45,645,890	$35,281,464	$25,508,448
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	(12,452,891)	(25,009,809)	(13,373,383)	(14,547,926)
Unrealized Gain (Loss) on Interest Rate Swap Contract	(105,541)	319,381	(39,619)	107,293
Unrealized (Loss) on Other Long-Term Investments	(357,988)	(433,192)	(332,577)	(210,401)
Less: Reclassification Adjustment for Net Realized Investment Gains	1,267,310	1,162,169	452,649	1,079,806

Total Other Comprehensive (Loss)	(14,183,730)	(26,285,789)	(14,198,228)	(15,730,840)

Total Comprehensive Income	$35,426,554	$19,360,101	$21,083,236	$9,777,608

4. EARNINGS PER SHARE

The following computations set forth the calculations of basic and diluted net income per common share and common share equivalents for the six-month and three-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net income	$49,610,284	$45,645,890	$35,281,464	$25,508,448

Weighted average number of common shares outstanding	80,519,119	80,315,256	80,552,577	80,325,375

Net income per common share - Basic	$0.62	$0.57	$0.44	$0.32

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net income	$49,610,284	$45,645,890	$35,281,464	$25,508,448

Weighted average number of common shares outstanding	80,519,119	80,315,256	80,552,577	80,325,375
Common share equivalents resulting from:
Dilutive stock options and restricted stock awards	1,030,223	816,727	1,031,692	853,835

Adjusted weighted average number of common and common equivalent shares outstanding	81,549,342	81,131,983	81,584,269	81,179,210

Net income per common share - Diluted	$0.61	$0.56	$0.43	$0.31

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding. Diluted EPS is computed similarly except that the shares outstanding are increased to give effect to all potentially dilutive shares that would have been outstanding if such shares had been issued. The Company’s dilutive shares are the result of stock options outstanding and nonvested restricted stock awards.

At June 30, 2007, weighted average shares of 511,812 and 656,000 for the six-month and three-month periods, respectively, were not included in the computation of diluted earnings per share since the exercise prices exceeded the average market price of the Company’s common shares and the inclusion would have an anti-dilutive effect. These shares could potentially have a dilutive effect in subsequent periods.

5. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$194,767,863	$187,479,785	$97,778,581	$94,980,520
Homeowner premiums	109,167,153	102,849,411	55,017,432	51,340,673
Other premiums	9,092,309	7,921,775	4,852,485	4,513,846

Total earned premiums	313,027,325	298,250,971	157,648,498	150,835,039
Net investment income	22,843,926	18,546,759	11,282,500	8,867,842
Other income	8,287,218	6,833,440	3,443,039	3,419,490
Net realized investment (losses)	(4,443,694)	(1,560,511)	(2,289,778)	(500,593)

Total Property Casualty Insurance	339,714,775	322,070,659	170,084,259	162,621,778

Life Insurance
Premiums and policy charges
Traditional life insurance premiums	24,798,863	22,348,689	12,632,126	11,093,850
Group life insurance premiums	528,272	491,014	(7,582)	—
Universal life policy charges	11,146,723	10,795,310	5,574,141	5,403,257
Universal life policy charges - COLI	2,522,290	2,478,163	848,866	778,924
Interest sensitive life policy charges	5,684,385	5,483,747	2,859,375	2,742,361
Annuity policy charges	1,574	—	1,204	—

Total premiums and policy charges	44,682,107	41,596,923	21,908,130	20,018,392
Net investment income	29,735,295	27,306,352	15,097,218	13,716,251
Net realized investment gains	6,443,949	3,390,543	3,036,708	2,203,912

Total Life Insurance	80,861,351	72,293,818	40,042,056	35,938,555

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	441,294	802,532	(23,531)	288,213
Loan income (loss), net of expense	3,094,436	(3,318,216)	1,098,592	(4,472,718)
Other investment income (loss)	732,185	4,875	392,751	(157,210)

Total net investment income (loss)	4,267,915	(2,510,809)	1,467,812	(4,341,715)

Other income
Fee/commission income	18,160,305	18,727,540	8,146,467	7,917,296
Other income	559,209	662,268	285,851	317,580

Total other income	18,719,514	19,389,808	8,432,318	8,234,876

Net realized investment (losses)	(50,549)	(42,080)	(50,549)	(42,080)

Total Noninsurance	22,936,880	16,836,919	9,849,581	3,851,081

Corporate and Eliminations
Premiums and policy charges
Group life insurance premiums	(146,422)	—	—	—
Net investment (loss)	(3,149,542)	(2,541,561)	(1,596,893)	(1,417,301)
Other (loss)	(11,485,030)	(12,819,040)	(4,968,340)	(5,619,903)

Total Corporate and Eliminations	(14,780,994)	(15,360,601)	(6,565,233)	(7,037,204)

Total Revenues	$428,732,012	$395,840,795	$213,410,663	$195,374,210

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

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$20,554,056	$27,144,546	$23,217,504	$20,241,158
Net investment income	22,843,926	18,546,759	11,282,500	8,867,842
Other income	8,287,218	6,833,440	3,443,039	3,419,490

Pretax operating income	51,685,200	52,524,745	37,943,043	32,528,490
Income tax expense	13,043,868	13,924,706	9,713,372	8,790,856

Operating income, net of tax	38,641,332	38,600,039	28,229,671	23,737,634
Realized investment (losses), net of tax	(2,888,401)	(1,014,332)	(1,488,356)	(325,385)

Net income	35,752,931	37,585,707	26,741,315	23,412,249

Life Insurance
Pretax operating income	14,460,702	13,896,952	9,774,858	6,783,319
Income tax expense	4,638,193	4,308,174	3,155,600	2,073,702

Operating income, net of tax	9,822,509	9,588,778	6,619,258	4,709,617
Realized investment gains, net of tax	4,188,567	2,203,853	1,973,860	1,432,543

Net income	14,011,076	11,792,631	8,593,118	6,142,160

Noninsurance
Pretax operating income (loss)	5,083,910	(2,679,931)	2,214,013	(4,269,860)
Income tax expense (benefit)	1,875,977	(874,662)	809,764	(1,464,042)

Operating income (loss), net of tax	3,207,933	(1,805,269)	1,404,249	(2,805,818)
Realized investment (losses), net of tax	(32,857)	(27,352)	(32,857)	(27,352)

Net income (loss)	3,175,076	(1,832,621)	1,371,392	(2,833,170)

Corporate and Eliminations
Pretax operating (loss)	(5,120,553)	(2,922,300)	(2,190,915)	(1,865,554)
Income tax (benefit)	(1,791,754)	(1,022,473)	(766,554)	(652,763)

Operating (loss), net of tax	(3,328,799)	(1,899,827)	(1,424,361)	(1,212,791)
Realized investment gains, net of tax	—	—	—	—

Net (loss)	(3,328,799)	(1,899,827)	(1,424,361)	(1,212,791)

Total Net Income	$49,610,284	$45,645,890	$35,281,464	$25,508,448

Segment assets and the segment asset reconciliation are as follows:

	June 30, 2007	December 31, 2006
Segment Assets:
Property Casualty Insurance	$1,022,520,536	$976,000,158
Life Insurance	1,289,298,448	1,242,593,714
Noninsurance	315,396,925	308,120,046
Corporate and Eliminations	459,646	7,525,176

Total Assets	$2,627,675,555	$2,534,239,094

Assets:
Allocated to segments	$3,739,316,826	$3,576,382,583
Eliminations	(1,111,641,271)	(1,042,143,489)

Total Assets	$2,627,675,555	$2,534,239,094

The following summary reconciles significant segment items to the Company’s consolidated condensed financial statements:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Premiums - Property Casualty Insurance	$313,027,325	$298,250,971	$157,648,498	$150,835,039
Premiums - Life Insurance	25,180,713	22,839,703	12,624,544	11,093,850
Policy charges - Life Insurance	19,354,972	18,757,220	9,283,586	8,924,542
Net investment income	53,697,594	40,800,741	26,250,637	16,825,077
Net realized investment gains	1,949,706	1,787,952	696,381	1,661,239
Other income	15,521,702	13,404,208	6,907,017	6,034,463

Total revenues	$428,732,012	$395,840,795	$213,410,663	$195,374,210

Income before income tax expense:
Underwriting profit	$5,133,041	$13,735,146	$17,895,144	$13,308,226
Other income	15,521,702	13,404,208	6,907,017	6,034,463
Other expense	(8,243,077)	(7,120,629)	(3,311,798)	(2,991,370)
Net investment income	53,697,594	40,800,741	26,250,637	16,825,077
Net realized investment gains	1,949,706	1,787,952	696,381	1,661,239

Income before income tax expense	$68,058,966	$62,607,418	$48,437,381	$34,837,635

Income tax expense:
Allocated to segments	$17,766,285	$16,335,745	$12,912,184	$8,747,754
Allocated to net realized investment gains	682,397	625,783	243,733	581,433

Total income tax expense	$18,448,682	$16,961,528	$13,155,917	$9,329,187

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

At January 1, 2007, these plans were subject to remeasurement under SFAS No. 141, Business Combinations, in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions. As a result, the unfunded balance of the parity plan and the postretirement life and medical insurance benefit plan were recorded as liabilities which eliminated any previously unrecognized gain or loss, prior service cost and transition asset or obligation related to the plans. The defined benefit pension plan liability was remeasured to reflect the anticipated liability for terminating the plan. The Company filed to terminate the pension plan with the Internal Revenue Service during July 2007.

At January 1, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). With the plans remeasured as a result of SFAS No. 141, there was no impact on the Company’s financial position or results of operations at the date of adoption.

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the six-month and three-month periods ended June 30, 2007 include the following components:

	Six Months Ended June 30, 2007		Three Months Ended June 30, 2007
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Interest cost	$186,988	$57,000	$93,494	$28,500
Expected return on plan assets	(141,728)	—	(70,864)	—

Net periodic benefit cost	$45,260	$57,000	$22,630	$28,500

The Company does not anticipate any additional contributions will be made in 2007 to the pension plan. For the six months ended June 30, 2007, the Company incurred benefit costs related to the other postretirement benefit plan of $73 thousand. Based on historical payments under this plan, the Company currently does not anticipate these benefit costs to vary significantly for the second half of 2007.

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

At the date of adoption, the Company had an unrecognized tax benefit of $3.1 million. No adjustments were made to retained earnings at the date of adoption. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate is $185 thousand.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, the amount of interest and penalties included in the consolidated balance sheet was $285 thousand.

As of June 30, 2007, no material changes have occurred since the date of adoption.

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

8. OTHER LONG-TERM INVESTMENTS AND OTHER LONG-TERM INVESTMENTS IN AFFILIATES

Partnership interests represent 81.6%, or $74.2 million, of other long-term investments at June 30, 2007 and 79.3%, or $68.9 million, at December 31, 2006. Similarly, partnership interests represent 17.1%, or $23.1 million, of other long-term investments in affiliates at June 30, 2007 and 19.9%, or $24.0 million, at December 31, 2006.

9. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,
	2007	2006
Release of restricted stock	$—	$102,913
Business Combinations:
Assets acquired	$60,300,570	$—
Liabilities assumed	$59,921,512	$—
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$8,144,645	$7,692,432
Income Taxes	$18,019,272	$17,343,095

10. FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the six months ended June 30, 2007.

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

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF

indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF effective January 1, 2008 and is currently evaluating the impact this EITF may have on its financial position or results of operations at the time it is adopted.

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). The statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Company will adopt the SOP effective January 1, 2008 and is currently evaluating the impact this SOP may have on its financial position or results of operations at the time it is adopted.

11. SUBSEQUENT EVENT

On July 17, 2007, the Company received an offer from Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and Alfa Mutual General Insurance Company (referred to collectively as the Mutual Group), which collectively own a majority of its common stock, for a transaction that would result in the privatization of the Company. The Mutual Group proposes to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by the Mutual Group. The Company’s Board of Directors has appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal by the Mutual Group. The Special Committee will retain independent financial and legal advisors to assist it in evaluating the Mutual Group’s proposal. For additional information, refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2007. Although no assurances can be given that a transaction will occur or on what terms, depending on the final structure of the transaction, provisions in stock-based compensation plans could be triggered by the transaction that could result in immediate vesting of options and awards that would accelerate the recognition of expense and could impact the Company’s future results of operations.

The Company will likely incur future costs for the proposal and/or litigation stemming from the proposal.

Six purported class action lawsuits, five in Delaware and one in Alabama, have been brought against the Company, the Mutual Group and directors and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. The Company’s Board of Directors has appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal by the Mutual Group. The Company believes the actions are without merit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of June 30, 2007, compared with December 31, 2006 and the results of operations for the six-month and three-month periods ended June 30, 2007 and June 30, 2006. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements that are in this Form 10-Q and the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the annual report to stockholders for the year ended December 31, 2006 on Form 10-K.

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

Effective January 1, 2007, the Company completed the previously approved plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously was recapitalized as Alfa Alliance Insurance Corporation (Alliance), a wholly-owned subsidiary of the Company. In addition, the Pooling Agreement was amended to include Alliance as a participant in the pool and the quota share agreement between Fire and Virginia Mutual was terminated with applicable references removed from the Pooling Agreement.

On July 17, 2007, the Company received an offer from Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and Alfa Mutual General Insurance Company (referred to collectively as the Mutual

Group), which collectively own a majority of its common stock, for a transaction that would result in the privatization of the Company. The Mutual Group proposes to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by the Mutual Group. The Company’s Board of Directors has appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal by the Mutual Group. For additional details refer to Note 11 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements and Item 1A. Risk Factors of this Form 10-Q.

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

In the first six months of 2007, property casualty insurance operations accounted for 79.2% of revenues and 72.1% of net income. Life insurance operations generated 18.9% of revenues and 28.2% of net income. Noninsurance operations, combined with corporate operations and eliminations, generated 1.9% of revenues and resulted in a net loss of $154 thousand or 0.3% of net income.

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

At the date of adoption, no adjustments were made to retained earnings in the life segment or the property casualty segment. For the six months ended June 30, 2007, there were not any significant impacts in the property casualty segment for internal replacements. In the life segment, internal replacements resulted in the extinguishment of acquisition costs previously deferred and a charge to income through amortization expense of $1.7 million for the first six months and $483 thousand for the second quarter of 2007. During the first quarter of 2007, Life provided an opportunity for agents to convert existing policyholders to the new return of premium product.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the date of adoption no adjustments were made to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate was $185 thousand.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 72% of the Company’s assets and 61% of the Company’s liabilities are reported at June 30, 2007 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. Fair values for fixed maturities and equity securities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $1.9 million and $3 thousand were recorded in the first six months of 2007 on equity securities and fixed maturities, respectively. During the same period in 2006, writedowns of $1.8 million were recorded on equity securities with no writedowns on fixed maturities.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the six-month and three-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premiums	$313,027	$298,251	5%	$157,648	$150,835	5%
Life insurance premiums and policy charges	44,536	41,597	7%	21,908	20,018	9%

Total premiums and policy charges	$357,563	$339,848	5%	$179,556	$170,853	5%

Net investment income	$53,698	$40,801	32%	$26,251	$16,825	56%

Other income	$15,522	$13,404	16%	$6,907	$6,034	14%

Total revenues	$428,732	$395,841	8%	$213,411	$195,374	9%

Net income
Insurance operations
Property casualty insurance	$38,641	$38,600	0%	$28,229	$23,738	19%
Life insurance	9,823	9,589	2%	6,619	4,709	41%

Total insurance operations	$48,464	$48,189	1%	$34,848	$28,447	23%
Noninsurance operations	3,208	(1,805)	278%	1,404	(2,806)	150%
Realized investment gains, net of tax	1,267	1,162	9%	453	1,080	(58)%
Corporate	(3,329)	(1,900)	75%	(1,424)	(1,213)	17%

Net income	$49,610	$45,646	9%	$35,281	$25,508	38%

Net income per share
- Basic	$0.62	$0.57	8%	$0.44	$0.32	38%

- Diluted	$0.61	$0.56	8%	$0.43	$0.31	38%

Consolidated results of operations were impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company provided for a charge of $5.5 million on a pretax basis and $3.6 million on an after tax basis or a $0.04 impact on earnings per share in the second quarter to write-off these fraudulently originated loans. Subsequent recoveries of $2.0 million, on a pretax basis, were recorded in the third quarter of 2006 and $815 thousand, on a pretax basis, were received during the first quarter of 2007.

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

Revenues

Total premiums and policy charges increased $17.7 million, or 5.2%, for the first six months of 2007 and increased $8.7 million, or 5.1% during the second quarter.

Property Casualty Insurance: Property casualty insurance earned premiums for the first six months of 2007 increased $14.8 million, or 5.0%, and written premiums increased $3.0 million, or 0.9%. For the three months ended June 30, 2007, earned and written premiums increased $6.8 million and $2.8 million, respectively. The following table shows the Company’s growth in earned and written premiums, comparing the six months ended June 30, 2007 and 2006:

	Earned Premium Growth	Written Premium Growth
Personal lines
Automobile	6.4%	(1.9)%
Homeowner[1]	11.5%	8.6%
Farmowner	5.7%	2.4%
Other	14.3%	12.3%

Total Personal Lines	8.0%	1.6%
Commercial lines	46.6%	31.0%
Reinsurance ceded	78.2%	(702.5)%
Reinsurance assumed	(85.2)%	(171.5)%

Total Property Casualty Insurance	5.0%	0.9%

[1]	Homeowner includes Homeowner and Manufactured Home

The 6.4%, or $11.5 million, earned premium growth in the automobile line is mainly attributable to AVIC and the addition of Alliance, a new subsidiary of the Company. AVIC contributed $5.2 million of the earned premium increase and Alliance contributed $5.1 million. AIC’s and AGI’s internal growth for the automobile line was $1.2 million. Written premium in the automobile line declined $3.7 million, or 1.9%. AVIC declined $4.8 million due to lower production. In addition, AIC’s and AGI’s written premium declined $1.0 million with rate decreases in the Alabama preferred automobile line during the first quarter of 2006 and in the Alabama standard automobile line during the second quarter of 2007. Offsetting these decreases, the Georgia preferred and standard automobile lines had rate increases in the first quarter of 2007. Alliance contributed written premium for the automobile line of $2.1 million.

AIC, AGI and Alliance have a broader line of insurance products. AIC’s and AGI’s homeowner line earned premium growth of $5.8 million and written premium growth of $5.0 million was impacted by three rate increases across both preferred and standard lines during 2006 as well as a manufactured home increase in the second quarter of 2007. The farmowner earned and written premium growth of $771 thousand and $345 thousand, respectively, was impacted by a rate increase in the last quarter of 2005. AIC and AGI other personal lines earned premium increased $231 thousand and commercial lines earned premium increased slightly at $68 thousand. Alliance contributed earned premium for the homeowner line of $3.2 million, other personal lines of $929 thousand and commercial lines of $3.9 million and contributed written premium for the homeowner lines of $2.1 million, other personal lines of $812 thousand and commercial lines of $2.9 million.

Reinsurance ceded earned premium increased 78.2% or $1.5 million due to increases in the Company’s catastrophe reinsurance premiums and increases in the working cover program. Reinsurance assumed earned premium decreased 85.2%, or $10.1 million, due to the commutation of the Virginia Mutual quota share reinsurance treaty offset by a $480 thousand increase in the assumed premium from the state of Texas through AVIC. The decreases in reinsurance ceded and assumed written premium are related to the commutation of the Virginia Mutual quota share reinsurance treaty.

The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group including Specialty. Under the Pooling Agreement, the Company’s property casualty subsidiaries along with other members of the Mutual Group cede their direct property casualty business which includes premiums, losses and underwriting expenses to Mutual. Mutual retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Company’s share of the pool was 65% during both 2007 and 2006, therefore pooling did not impact premium growth. Because premiums are allocated according to the Pooling Agreement, policy count data is not applicable to the Company. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for additional detail of the Pooling Agreement.

Life Insurance: Life insurance premiums and policy charges increased $2.9 million, or 7.1%, for the first six months of 2007 and $1.9 million, or 9.4%, for the three months ended June 30, 2007.

Life insurance premiums, net of eliminations, increased $2.3 million, or 10.3%, for the first six months of 2007 and $1.5 million, or 13.8%, for the three months ended June 30, 2007. This increase is primarily the result of an increase in term life premiums of $2.5 million and $1.5 million for the six-month and three-month periods ended June 30, 2007, respectively and an increase of 6.8% in term life policies inforce year to date. The majority of the increase is attributable to the return of premium level term life product. Group life premiums decreased mainly from an elimination of $146 thousand between Life and Alliance.

Life insurance policy charges increased $598 thousand, or 3.2%, for the first six months of 2007 and $359 thousand, or 4.0%, for the three months ended June 30, 2007. The 2007 increase is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.4% in the number of universal life policies inforce. The persistency ratio for life business was 90.5% and 91.2% at June 30, 2007 and 2006, respectively. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at June 30, 2007 and 2006 as a percentage of the annualized premium paid at June 30, 2007 and 2006, respectively. There is no comparable GAAP measure for annualized premium. The following table shows the growth in policies inforce and inforce annualized premium, on a statutory accounting basis, comparing the first six months of 2007 and 2006:

	Policies Inforce Growth	Inforce Annualized Premium Growth
Life Insurance
Universal life	0.4%	2.2%
Universal life - COLI	70.4%	(7.6)%
Interest sensitive life	1.7%	1.9%
Traditional life	1.5%	11.2%
Group life	1.5%	5.0%
Annuities	76.9%	99.0%

Total Life Insurance	1.9%	4.5%

Policies inforce grew for all lines in 2007. The increase in traditional life was the result of increases in new product offerings offset by a decline in the direct mail product. Inforce annualized premium growth was 4.5%, with the largest increase in traditional life at 11.2%, or $5.1 million. Inforce annualized premium growth for annuities increased 99.0%, or $809 thousand. Policies inforce growth for the COLI plan was 70.4% in the first six months of 2007. This increase represents additional coverage for the same group of employees due to the Pension Protection Act of 2006. Paid annualized premium decreased 7.6% as the demographics of the group covered changed.

Net investment income increased $12.9 million, or 31.6%, for the six months ended June 30, 2007 and $9.4 million, or 56.0%, for the three months ended June 30, 2007 due to increases in interest income on fixed maturities, short-term investments and partnership income. In addition, Alliance contributed $1.0 million of the year-to-date increase and $502 thousand of the increase for the quarter. The 2006 results were negatively impacted by a $5.5 million increase in loan losses as a result of collateral loans written off during the second quarter. Positive cash flows resulted in an increase in total invested assets, including investments in affiliates, of 3.7% in the six months since December 31, 2006.

Other income increased $2.1 million, or 15.8%, for the six months ended June 30, 2007 mainly due to a gain recognized from the purchase of Alliance. The Company considers the amount to not be material to estimated income for the current full fiscal year; therefore, the gain was recorded as other income in the first quarter. For the three months ended June 30, 2007 when compared to the same period in 2006, other income increased $873 thousand, or 14.5% mainly due to increases in Vision commission income.

Net Income

Operating income for the property casualty subsidiaries increased slightly by $41 thousand, or 0.1%, for the six months ended June 30, 2007 and $4.5 million, or 18.9%, for the three months ended June 30, 2007. Earned premiums increased 5.0%, or $14.8 million, for the six-month period ended June 30, 2007 with almost half of the increase derived from the nonstandard automobile market, a 10.4%, or $1.1 million, increase from Alliance and the remainder from the Alabama, Georgia and Mississippi preferred and standard markets. For the three-month period ended June 30, 2007, earned premiums increased 4.5%, or $6.8 million, with the nonstandard automobile market increasing 8.6%, or $1.5 million, Alliance increasing 14.5%, or $781 thousand, and the Alabama, Georgia and Mississippi preferred and standard markets increasing 3.5%, or $4.5 million.

Property casualty losses and related expenses increased 7.3%, or $13.8 million, for the first six months of 2007 compared to the same period of 2006 mainly due to a 1.1% increase in the loss ratio and a 0.3% increase in the loss adjustment expense (LAE) ratio. Operating expenses also increased 9.2%, or $7.6 million. For the three months ended June 30, 2007, loss and related expenses increased slightly at 1.2%, or $1.1 million, and operating expenses increased 6.6%, or $2.7 million. The property casualty subsidiaries’ return on average equity for the trailing twelve-month period ended June 30, 2007 was 16.1% compared to 17.2% for the calendar year 2006. Return on average equity, a non-GAAP financial measure, is defined as net income divided by the simple average of beginning and ending stockholder’s equity.

Life insurance operating income increased $234 thousand, or 2.4%, in the first six months of 2007 as a result of an 8.0% increase in revenue and a decrease in the mortality ratio offset by increases in amortization of deferred acquisition costs and other operating expenses. The mortality ratio was 81% of expected for the six months ended June 30, 2007 compared to 101% for the same period in 2006. The 8.0% revenue increase consisted of premium and policy charge growth of 7.4% and net investment income growth of 8.9%. For the three months ended June 30, 2007, operating income increased $1.9 million, or 40.6%, as a result of revenue growth of $3.3 million and a decrease in the mortality ratio to 61% of expected for the quarter compared to 106% of expected for the same period in 2006. Offsetting these positive results for the three months ended June 30, 2007 are increases in amortization of deferred acquisition costs and other operating expenses. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, for the six-month and three-month periods ended June 30, 2007, the Company experienced more favorable financial results when compared to the same periods in 2006 due to the lower mortality ratio. Amortization of deferred acquisition costs increased $2.4 million, or 41.2%, during the first six months of 2007 and $800 thousand, or 27.1%, for the three months ended June 30, 2007 when compared to the same periods in 2006 mainly due to the effects of a conversion program to the return of premium product after adopting SOP 05-1 on January 1, 2007. Under the new guidance, for internal replacements of insurance products deemed by the Company to be significant and integrated as defined by the statement, the unamortized balance of acquisition costs previously deferred under the original contract is charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income. During the six-month and three-month periods ended June 30, 2007, $1.7 million and $483 thousand, respectively, of acquisition costs previously deferred were charged to income.

Noninsurance operating income increased $5.0 million to an operating profit of $3.2 million for the six months ended June 30, 2007 compared to an operating loss of $1.8 million for the same period of 2006. Agency operations increased operating income by $408 thousand, loan operations increased operating income by $4.0 million, commercial leasing operations increased operating income by $239 thousand and ABC increased operating income by $327 thousand. For the three months ended June 30, 2007 compared to the same period in 2006, noninsurance operating income increased $4.2 million to an operating profit of $1.4 million. Agency operations increased operating income by $201 thousand, loan operations increased operating income by $3.5 million, commercial leasing operations increased operating income by $267 thousand and ABC increased operating income by $276 thousand.

Realized investment gains, net of tax, increased $105 thousand during the first six months in 2007 as a result of increased gains on sales of equity securities offset by declines in gains on sales of fixed maturities and increased losses on tax credit partnerships. On a pretax basis, writedowns increased slightly from $1.8 million in the first six months of 2006 to $1.9 million during the same period in 2007. For the three months ended June 30, 2007, realized investment gains, net of tax, declined $627 thousand as a result of declines in gains on sales of fixed maturities and equity securities, increased losses on tax credit partnerships and increased writedowns on equity securities. On a pre-tax basis, writedowns decreased from $1.8 million in the three months ended June 30, 2006 to $508 thousand in the same period in 2007.

Corporate expenses increased by $1.4 million for the six months ended June 30, 2007 and $211 thousand for the three months ended June 30, 2007. Current year results were impacted by increased costs on the Company’s short-term borrowings and increases in accounting fees.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI, AVIC and Alliance, for the six-month and three-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)
Earned premiums
Personal lines	$302,122	$279,753	8%	$151,669	$141,539	7%
Commercial lines	12,623	8,609	47%	6,321	4,320	46%
Reinsurance ceded	(3,474)	(1,949)	78%	(1,770)	(1,097)	61%
Reinsurance assumed	1,756	11,838	(85)%	1,428	6,073	(76)%

Total earned premiums	$313,027	$298,251	5%	$157,648	$150,835	5%

Net underwriting income	$20,554	$27,145	(24)%	$23,218	$20,241	15%

Loss ratio	59.3%	58.2%		52.0%	54.2%
LAE ratio	5.2%	4.9%		5.3%	5.0%
Expense ratio	28.9%	27.8%		27.9%	27.4%
GAAP basis combined ratio	93.4%	90.9%		85.2%	86.6%
Underwriting margin	6.6%	9.1%		14.8%	13.4%
Net investment income	$22,844	$18,547	23%	$11,283	$8,868	27%

Other income and fees	$8,287	$6,833	21%	$3,443	$3,420	1%

Pretax operating income	$51,685	$52,525	(2)%	$37,944	$32,529	17%

Operating income, net of tax	$38,641	$38,600	0%	$28,229	$23,738	19%

Realized investment (losses), net of tax	$(2,888)	$(1,014)	185%	$(1,488)	$(325)	358%

Net income	$35,753	$37,586	(5)%	$26,741	$23,413	14%

Results of operations for this segment were impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

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

Property casualty insurance earned premiums increased $14.8 million, or 5.0%, during the first six months of 2007 with AVIC contributing $5.6 million and AIC and AGI contributing $7.8 million of the increase. Alliance earned premium also increased in the first six months of 2007 to $11.8 million compared to the Virginia Mutual quota share amount of $10.5 million in the same period of 2006. For the quarter ended June 30, 2007, property casualty earned premiums increased $6.8 million, or 4.5%, with AVIC contributing $1.5 million and AIC and AGI contributing $4.4 million of the increase. Alliance earned premium increased to $6.2 million for the three months ended June 30, 2007 compared to the Virginia Mutual quota share amount of $5.3 million for the same period in 2006.

AVIC earned premium is reported in the table above as $28.0 million of personal lines, $66 thousand of reinsurance ceded and $1.6 million of reinsurance assumed premiums for the first six months of 2007 and $22.7 million of personal lines, $15 thousand of reinsurance ceded and $1.1 million of reinsurance assumed premiums for the same period in 2006. AVIC earned premium for the three months ended June 30, 2007, is reported as $13.9 million of personal lines, $32 thousand of reinsurance ceded and $761 thousand of reinsurance assumed premiums and, for the same period in 2006, $12.4 million of personal lines, $13 thousand of reinsurance ceded and $671 million of reinsurance assumed premiums.

Alliance earned premium is reported as $9.2 million of personal lines, $3.9 million of commercial lines, $1.0 million of reinsurance ceded and $290 thousand of reinsurance assumed returned premiums in the table above for the first six months of 2007. The Virginia Mutual quota share earned premium is reported as $194 thousand of reinsurance ceded and $10.7 million of reinsurance assumed premiums for the same period in 2006. Alliance earned premium for the three months ended June 30, 2007, is reported as $4.6 million of personal lines, $2.0 million of commercial lines, $604 thousand of reinsurance ceded and $191 thousand of reinsurance assumed earned premiums and, for the same period in 2006, the Virginia Mutual quota share earned premium is reported as $99 thousand of reinsurance ceded and $5.4 million of reinsurance assumed premiums.

AIC and AGI contributed $7.8 million of earned premium growth during the first six months of 2007. The growth from AIC and AGI is related to increases in personal lines offset by an increase in reinsurance ceded premium. During the first six months of 2007, AIC’s and AGI’s earned premium for homeowner and manufactured home increased $5.8 million, or 7.5%, automobile increased $1.1 million, or 0.7%, and farmowner increased $771 thousand, or 5.7%. In addition, there were increases in other personal lines of $231 thousand and a slight increase in commercial lines of $68 thousand offset by increases in ceded catastrophe premium and working cover premium of $640 thousand. In addition, reinsurance assumed premium increased $434 thousand.

For the quarter ended June 30, 2007, AIC and AGI contributed $4.4 million of the earned premium growth with increases mainly in personal lines offset by increases in reinsurance ceded premium. During the second quarter, AIC’s and AGI’s earned premium for homeowner and manufactured home increased $2.9 million, or 7.4%, automobile increased $728 thousand, or 0.9%, and farmowner increased $339 thousand, or 5.0%. In addition, there were increases in other personal lines of $129 thousand and a slight increase in commercial lines of $21 thousand offset by increases in ceded catastrophe premium and working cover premium of $149 thousand. In addition, reinsurance assumed premium increased $451 thousand.

The overall loss ratio increased 1.1% from 58.2% in the first six months of 2006 to 59.3% in the same period of 2007 with a decline of 0.2% in catastrophe losses. The loss ratio for AIC and AGI increased from 58.4% as of June 30, 2006 to 58.8% as of June 30, 2007. The loss ratio for the six months ended June 30, 2007 related to AVIC business was 73.8% and Alliance was 36.5%, which represents 8.3% of the overall loss ratio of 59.3%. For the same period in 2006, the loss ratio for AVIC was 63.6% and Virginia Mutual was 42.2%, which represents 6.6% of the overall loss ratio of 58.2%.

The overall loss ratio decreased 2.2% from 54.2% for the second quarter of 2006 to 52.0% for the same period in 2007 of which 2.6% was related to catastrophe losses. The loss ratio for AIC and AGI for the second quarter of 2007 decreased from 54.0% for the three months ended June 30, 2006 to 50.2%. The loss ratio for the three months ended June 30, 2007 related to AVIC business was 72.2% and Alliance was 45.3% which represents 8.5% of the overall loss ratio of 52.0%. For the same three-month period in 2006, the loss ratio for AVIC was 63.7% and Virginia Mutual was 36.8%, which represents 6.8% of the overall loss ratio of 54.2%.

The overall loss ratio includes 4.4% of catastrophe losses for the first six months of 2007 and 4.6% for the same period in 2006. The Company had $13.9 million in gross catastrophe losses during 2007 due to severe weather occurring in the first quarter compared to $13.8 million in similar losses in the first and second quarters of 2006. The effect of claims from these events impacted underwriting results by $0.11 per share, after taxes, in both six-month periods ended June 30, 2007 and 2006. Catastrophic losses incurred during the second quarter of 2006 totaling $3.9 million impacted underwriting results by $0.03 per share, after taxes. The Company’s allocated share of catastrophe losses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program in the Company’s annual report for 2006 on Form 10-K.

The 0.3% increase in the LAE ratio for the six-month and three-month periods ended June 30, 2007 is mainly attributable to AVIC. AVIC impacted the LAE ratio by 1.2% in the first six months of 2007 compared to 0.9% in 2006. Technology costs impacted the LAE ratio by 0.1% in the first six months of both 2007 and 2006. For the three months ended June 30, 2007 and 2006, the LAE ratio was impacted by AVIC by 1.2% and 1.0%, respectively. Technology costs impacted the LAE ratio by 0.1% in the second quarter of both 2007 and 2006.

For the first six months of 2007, the expense ratio was impacted 3.6% by AVIC’s expense structure and 1.6% by Alliance, 0.6% by SFAS No. 123(R) and 0.6% due to technology costs. For the same period in 2006, the expense ratio was impacted 3.1% by AVIC, 1.3% by Virginia Mutual, 0.5% with the adoption of SFAS No. 123(R) and 0.7% due to technology costs. For the quarter ended June 30, 2007, the expense ratio was impacted 3.4% by AVIC’s expense structure, 1.6% by Alliance, 0.2% by SFAS No. 123(R) and 0.7% due to technology costs. For the same period in 2006, the expense ratio was impacted 3.3% by AVIC, 1.3% by Virginia Mutual, 0.3% with the adoption of SFAS No. 123(R) and 0.8% due to technology costs.

The overall higher expense structures of AVIC and Alliance, the impact of SFAS No. 123(R), technology costs and an increased overall loss ratio produced an underwriting margin of 6.6% in the first six months of 2007, compared with an underwriting margin of 9.1% in 2006. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Net investment income increased $4.3 million, or 23.2%, for the six months ended June 30, 2007, as a result of increases in interest income on fixed maturities, short-term investment income and partnership income. In addition, the Company’s newly capitalized subsidiary, Alliance, contributed $1.0 million of the increase. Similar results are shown for the three months ended June 30, 2007 as net investment income increased $2.4 million, or 27.2% due to increases in interest income on fixed maturities and partnership income. Alliance contributed $502 thousand of the three-month increase.

Other income and fees increased $1.5 million, or 21.3%, for the six months ended June 30, 2007 mainly due to a gain recognized in the first quarter of 2007 from the purchase of Alliance. The Company considers the amount to not be material to estimated income for the current full fiscal year; therefore, the gain was recorded as other income in the first quarter. For the three months ended June 30, 2007, other income and fees remain relatively flat when compared to the same period in 2006.

For the six months ended June 30, 2007, pretax operating income decreased $840 thousand and operating income, net of tax, increased $41 thousand when compared to the same period in 2006. The effective tax rate decreased from 26.5% in the first six months of 2006 to 25.2% in 2007. The tax rate for both 2007 and 2006 was impacted by increases in investments in affordable housing tax credits. The tax rate for 2007 was also impacted by increases in tax exempt income. For the quarter ended June 30, 2007, pretax operating income increased $5.4 million and operating income, net of tax, increased $4.5 million with a decrease in the effective tax rate from 27.0% to 25.6%.

Realized investment losses, net of tax, increased $1.9 million during the first six months of 2007 as a result of increased losses on tax credit partnerships, lower gains on equity securities and increased writedowns on equity securities. On a pretax basis, writedowns increased from $333 thousand in 2006 to $710 thousand in 2007. For the three months ended June 30, 2007, realized investment losses, net of tax, increased $1.2 million as a result of increased losses on tax credit partnerships and lower gains on equity securities offset by decreases in writedowns of equity securities. On a pretax basis, writedowns decreased from $299 thousand during the second quarter of 2006 to $64 thousand in the same period of 2007.

Net income decreased $1.8 million, or 4.9%, during the first six months of 2007 compared to the same period in 2006 and for the second quarter of 2007, increased $3.3 million, or 14.2%, when compared to the same period in 2006.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the six-month and three-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)
Premiums and policy charges
Universal life policy charges	$11,147	$10,795	3%	$5,574	$5,403	3%
Universal life policy charges - COLI	2,522	2,478	2%	849	779	9%
Interest sensitive life policy charges	5,684	5,484	4%	2,859	2,742	4%
Annuity policy charges	2	—	100%	1	—	100%
Traditional life insurance premiums	24,799	22,349	11%	12,632	11,094	14%
Group life insurance premiums	528	491	8%	(7)	—	(100)%

Total premiums and policy charges	$44,682	$41,597	7%	$21,908	$20,018	9%

Net investment income	$29,735	$27,306	9%	$15,097	$13,716	10%

Benefits and expenses	$51,632	$49,112	5%	$23,481	$24,001	(2)%

Amortization of deferred policy acquisition costs	$8,325	$5,894	41%	$3,750	$2,950	27%

Pretax operating income	$14,460	$13,897	4%	$9,774	$6,783	44%

Operating income, net of tax	$9,823	$9,589	2%	$6,619	$4,709	41%

Realized investment gains, net of tax	$4,189	$2,204	90%	$1,974	$1,433	38%

Net income	$14,012	$11,793	19%	$8,593	$6,142	40%

Results of operations for this segment were impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•	On January 1, 2007, the Company adopted SOP 05-1.

Life’s premiums and policy charges increased $3.1 million, or 7.4%, for the first six months of 2007 and $1.9 million, or 9.4%, for the three months ended June 30, 2007.

Life insurance premiums increased $2.5 million, or 10.9%, for the first six months of 2007 and $1.5 million, or 13.8%, for the three months ended June 30, 2007. This growth is attributable to increases in term life premiums of $2.5 million and $1.5 million for the six-month and three-month periods ended June 30, 2007, respectively, and an increase of 6.8% in term life policies inforce year to date. During January 2006, Life began offering a return of premium level term product which contributed the majority of the increase in life insurance premiums during the first six months of 2007.

Life insurance policy charges increased $598 thousand, or 3.2%, for the first six months of 2007 and $359 thousand, or 4.0%, for the three months ended June 30, 2007 primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.4% in the number of universal life policies inforce. In addition, interest sensitive policy charges increased with a 1.7% increase in the number of interest sensitive life policies inforce.

On a statutory accounting basis, issued annualized new business premium decreased by 8.6% to $9.3 million with a total volume of $1.9 billion of insurance being issued in the six months ended June 30, 2007. The new product offerings in 2006 contributed as follows in 2007: return of premium level term – 3,614 policies issued; $2.6 million of issued annualized new business premium and volume of $646 million of insurance issued; annuities – 14 policies issued and $224 thousand of issued annualized new business premium.

Total life insurance inforce as of June 30, 2007 increased $1.4 billion, with term insurance increasing $1.3 billion, or 11.0%, compared to the same period in 2006. Annualized premiums for inforce business increased 4.5%, or $6.0 million, with term insurance increasing 13.4%, or $4.9 million. Policies inforce increased 1.9% for the six months ended June 30, 2007 compared to the same period in 2006. The persistency ratio for life business was 90.5% at June 30, 2007, compared to 91.2% at June 30, 2006.

The mortality ratio decreased to 81% of expected in the first six months of 2007 from 101% of expected in the same period of 2006 and resulted in a slight increase of $759 thousand, or 1.9%, in benefits and claims expense. For the quarter ended June 30, 2007, the mortality ratio decreased to 61% of expected from 106% of expected for the same period in 2006 resulting in a $1.9 million, or 9.1%, decrease in benefits and claims expense. Operating expenses increased $1.7 million for the six months ended June 30, 2007 with SFAS No. 123(R) expense increasing $62 thousand, legal and consulting expenses increasing $192 thousand and increases in expenses related to the new policy administration system of $577 thousand. For the quarter ended June 30, 2007 operating expenses increased $1.3 million with increases in expenses related to the new policy administration system of $301 thousand and legal and consulting expenses increasing $191 thousand. SFAS No. 123(R) expense decreased $14 thousand during the quarter. Also affecting the six-month and three-month periods in 2007 is a net impairment charge of $691 thousand for an abandonment of software being developed for the Life’s new policy administration system. Amortization of deferred policy acquisition costs increased $2.4 million, or 41.2%, in the first six months of 2007 compared to the same period in 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods and the current period effects of the return of premium conversion program after the adoption of SOP 05-1 as previously discussed in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Similar results are exhibited for the quarter ended June 30, 2007 with amortization of deferred policy acquisition costs increasing $800 thousand, or 27.1%, when compared to the same period in 2006.

Invested assets, including investments in affiliates, increased 2.7% since December 31, 2006, while net investment income increased $2.4 million, or 8.9%. For the quarter ended June 30, 2007, Life’s net investment income increased $1.4 million, or 10.1%. Interest income on fixed maturities increased 6.2% during the first six months of 2007 and 5.5% for the second quarter of 2007. Interest on short-term investments also increased during the same periods. Realized investment gains, net of tax, increased $2.0 million, or 90.1%, for the first six months of 2007 as a result of increased net gains on equity securities offset by lower net gains on fixed maturities. On a pretax basis, writedowns decreased from $1.5 million in the first six months of 2006 to $1.1 million in 2007. For the three months ended June 30, 2007, realized investment gains, net of tax, increased $541 thousand as a result of decreased writedowns on equity securities offset by higher losses on tax credit partnerships and lower gains on fixed maturities. On a pretax basis, writedowns decreased from $1.5 million in the three months ended June 30, 2006 to $444 thousand in the same period of 2007.

Life’s operating income, net of tax, increased 2.4%, or $234 thousand, during the first six months of 2007 and $1.9 million, or 40.6%, for the quarter ended June 30, 2007 when compared to the same periods in 2006. Net income increased 18.8%, or $2.2 million, and $2.5 million, or 39.9%, for the six-month and three-month periods ended June 30, 2007, respectively.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

Results of operations for this segment were impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company provided for a charge of $5.5 million on a pretax basis and $3.6 million on an after tax basis or a $0.04 impact on earnings per share in the second quarter to write-off these fraudulently originated loans. Subsequent recoveries of $2.0 million, on a pretax basis, were recorded in the third quarter of 2006 and $815 thousand, on a pretax basis, were received during the first quarter of 2007.

Noninsurance operating income increased $5.0 million to an operating profit of $3.2 million for the six months ended June 30, 2007 compared to an operating loss of $1.8 million for the same period in 2006. For the three months ended June 30, 2007, noninsurance operating income increased $4.2 million to an operating profit of $1.4 million compared to an operating loss of $2.8 million for the same period of 2006. Included in operating expenses for this segment are $104 thousand and $55 thousand of SFAS No. 123(R) expense for the six months ended June 30, 2007 and 2006, respectively, and $35 thousand and $26 thousand for the three months ended June 30, 2007 and 2006, respectively.

Agency operations for the first six months of 2007 produced an increase in net income of $408 thousand, with all of the increase attributable to Vision operations. For the six-month period ended June 30, 2007, Vision generated net income of $1.5 million compared to $1.1 million in 2006. During the first six months of 2007 and 2006, AAM and AAG produced operating income of $40 thousand and $41 thousand, respectively. For the three months ended June 30, 2007, agency operations increased net income by $201 thousand of which Vision contributed $199 thousand.

Loan operations in Financial produced net income of $1.9 million for the first six months of 2007 compared to a loss of $2.1 million for the same period in 2006. The $4.0 million increase is attributable to gross loan loss recoveries of $815 thousand received during the first quarter of 2007 and the $5.5 million loan write-off occurring in the second quarter of 2006 as a result of fraudulent activity by one agent. Loan operations declined over the past twelve months with a 3.9% decrease in the loan portfolio. The loan portfolio yield increased to 8.06% from 7.66% with an average delinquency ratio of 2.03%. Interest rate increases during the year reduced margins slightly. Equity in net earnings (after internal capital charge) of MidCountry Financial Corporation (MidCountry) decreased 45.1% for the first six months of 2007 while the carrying value increased 56.1% with an additional investment of $26.6 million during May 2007 for Financial to maintain its approximate original ownership in the entity. For the quarter ended June 30, 2007, Financial produced net income of $507 thousand compared to a net loss of $3.0 million for the same period in 2006.

Commercial lease operations in Financial produced a net loss of $822 thousand for the six months ended June 30, 2007 compared to a net loss for the same period in 2006 of $1.1 million. Net losses are a result of servicing fee expenses, legal expenses and interest costs. For the three months ended June 30, 2007, the commercial lease operations produced a net loss of $326 thousand, a $267 thousand improvement over the same three-month period in 2006.

ABC had operating income of $520 thousand in the first six months of 2007 compared to operating income of $193 thousand for the same period in 2006. The increase of $327 thousand is a result of decreased benefit expenses. For the three months ended June 30, 2007, ABC had operating income of $490 thousand compared to $214 thousand for the same period in 2006.

CORPORATE OPERATIONS

The following discussion relates to the Company’s corporate operations and intercompany profit eliminations between the Company and its subsidiaries.

Corporate expenses, including the impact of eliminations, increased $1.4 million during the first six months of 2007 and $211 thousand during the three months ended June 30, 2007 due primarily to increases in borrowing costs and accounting fees. Unfavorable increases in short-term interest rates led the Company’s interest expense to rise by $701 thousand for the six months ended June 30, 2007 and $262 thousand for the three months ended June 30, 2007. The weighted average rate increased eleven basis points from 5.19% at June 30, 2006 to 5.30% at June 30, 2007. Included in the operating results for this segment is $47 thousand of SFAS No. 123(R) expense for the six months ended June 30, 2007 and $19 thousand for the three months ended June 30, 2007 compared to $66 thousand and $25 thousand for the same periods in 2006, respectively.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, total invested assets, including investments in affiliates, and yields are presented below for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Increase in cash flow from operations	6.3%	60.9%
Increase in invested assets since January 1, 2007 and 2006	3.7%	2.1%
Investment yield rate	5.8%	5.5%
Increase (decrease) in net investment income	31.6%	(11.1)%

As a result of the overall positive cash flows from operations, total invested assets grew 3.7% since December 31, 2006. The increase in cash flow from operations in the first six months of 2007 was primarily due to the effects of the termination of the quota share agreement between Virginia Mutual and Fire along with Alliance becoming a participant in the intercompany property casualty insurance pooling agreement. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. During the first six months of 2007, the Company increased its investment in fixed maturity securities by $114.7 million with Alliance contributing $26.7 million of the increase. In addition, investments in equity securities increased $22.4 million and Financial invested an additional $26.6 million in its equity-method investment in MidCountry. Short-term investments declined $49.6 million.

The Company’s 31.6% increase in net investment income for the first six months of 2007 compares favorably to a decline of 11.1% in net investment income for the first six months of 2006. The decline in the first six months of 2006 was the result of the write off of $5.5 million of loans in Financial. The increase in net investment income for 2007, excluding the write off in 2006, is $7.4 million, or 16.0%. Alliance contributed $1.0 million of the increase in net investment income. Earnings increased on fixed maturities, short-term investments and partnerships coupled with recoveries on loans in Financial’s portfolio previously written off. These items were partially offset by increased borrowing costs related to additional debt of $5.0 million since December 31, 2006 and a slight increase in interest rates compared to June 30, 2006.

The overall investment yield rate, calculated using amortized cost, increased slightly in the first six months of 2007 to 5.8%. The Company had net realized investment gains, before income taxes, of $1.9 million in the first six months of 2007 compared to net realized investment gains of $1.8 million during the same period in 2006. These gains are primarily from sales of equity securities offset by writedowns of fixed maturities and equity securities and realized losses on tax credit partnerships. Realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

Investments (Other than Investments in Affiliates)

The composition of the Company’s investment portfolio is as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Fixed maturities
Taxable
Mortgage-backed securities	27.7%	27.3%
Asset-backed securities	3.6	4.1
U.S. Treasury securities	0.5	0.5
U.S. government and corporate agencies	13.5	11.0
Obligations of states and political subdivisions	3.5	3.6
Corporate bonds	8.7	9.4

Total taxable	57.5	55.9
Tax exempts	16.6	16.2

Total fixed maturities	74.1	72.1
Equity securities	6.6	5.6
Policy loans	3.2	3.2
Collateral loans	6.0	6.4
Other long-term investments	4.4	4.3
Short-term investments	5.7	8.4

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In the first six months of 2007, the overall mix of investments shifted due to additional investments in fixed maturities and the purchase of Alliance.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
AAA to A-	94.7%	93.7%
BBB+ to BBB-	4.8	5.7
BB+ and below (below investment grade)	0.3	0.4
Not rated	0.2	0.2

	100.0%	100.0%

At June 30, 2007, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At June 30, 2007, 37.5% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

At June 30, 2007, the Company’s total portfolio of fixed maturities had gross unrealized gains of $19.4 million and gross unrealized losses of $36.5 million. All securities with the exception of the investment noted above are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first six months of 2007, the Company sold $12.1 million in fixed maturities available for sale. These sales resulted in gross realized gains of $13 thousand and gross realized losses of $64 thousand. During the same period in 2006, the Company sold $76.9 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.1 million and gross realized losses of $582 thousand.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At June 30, 2007, the Company had unrealized gains in such investments of $1.7 million compared to unrealized gains of $1.2 million at December 31, 2006. The Company recognized a net gain of $420 thousand on the disposal of high yield debt securities in the first six months of 2006. No such disposals occurred during the first six months of 2007.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. During the quarterly review, the Company evaluates its exposure to the subprime lending market and determined that no securities were impaired during the most recent review. Investments in securities entail general market risk as well as company specific risk. During the first six months of 2007, the Company wrote down two bond issues totaling $3 thousand and seven equity securities totaling $1.9 million for which declines in value were deemed to be other than temporary. During the first six months of 2006, the Company wrote down six equity securities totaling $1.8 million for which the decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either June 30, 2007 or December 31, 2006.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At June 30, 2007, the delinquency ratio on the loan portfolio was 2.03% or $2.4 million. Loans charged off in the first six months of 2007 totaled $282 thousand. Offsetting these charge-offs in the first six months of 2007 were $815 thousand of recoveries on loans previously written off. At June 30, 2007, the Company maintained an allowance for loan losses of $1.5 million or 1.2% of the outstanding loan balance. In addition, at June 30, 2007, the Company maintained an allowance for lease losses of $1.2 million or 85.7% of the outstanding lease balance. No leases were charged off during the first six months of 2007. During the first six months of 2006, leases charged off totaled $328 thousand. Other significant long-term investments include assets leased under operating leases.

The Company periodically invests in affordable housing tax credit partnerships. At June 30, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $43.0 million. The Company’s carrying value of such investments was $69.6 million and $64.2 million at June 30, 2007 and December 31, 2006, respectively.

Other Long-Term Investments in Affiliates

The composition of the Company’s other long-term investments in affiliates is as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Equity method investments [1]	79.9%	67.2%
Notes receivable	20.1	32.8

Total	100.0%	100.0%

[1]	Includes partnerships, joint ventures and unconsolidated investee companies.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial made additional investments of $36.1 million during the fourth quarter of 2004 and $26.6 million during the second quarter of 2007 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating income, net of the cost of capital, was $441 thousand in the first six months of 2007 and $803 thousand in the same period of 2006. Other equity-method investments include partnership interests held by the Company’s insurance subsidiaries. For more information on these investments, refer to Note 4 – Investments in the Notes to Consolidated Financial Statements under the section Other Long-term Investments in the Company’s annual report for 2006 on Form 10-K.

Also included within other long-term investments in affiliates are notes receivable from several affiliated entities including a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, resulting from the sale of OFC Capital in 2005. The balances at June 30, 2007 and December 31, 2006 were $20.2 million and $33.0 million, respectively.

INCOME TAXES

The effective tax rate in the first six months of 2007 was 27.1% compared to 23.8% for the full year 2006 and 27.1% for the first six months of 2006. The increase from the 2006 full year effective rate is due to the release of a reserve for uncertain tax positions at the end of 2006. Based on the Company’s analysis under SFAS No. 109, Accounting for Income Taxes, at June 30, 2007, the Company currently anticipates the effective tax rate recorded in the financial statements for the six-month period ended June 30, 2007 to remain at 27.1% for all of 2007.

IMPACT OF INFLATION

Inflation increases consumers’ needs for both life and property casualty insurance coverage. Inflation increases claim costs incurred by property casualty insurers as property repairs, replacements and medical expenses increase. Such cost increases reduce profit margins to the extent that rate increases are not maintained on an adequate and timely basis. Since inflation has remained relatively low in recent years, financial results have not been significantly impacted by inflation.

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

Primary Source of Liquidity

Net cash provided by operating activities was $73.9 million and $69.5 million in the first six months of 2007 and 2006, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of debt, benefit obligations to policyholders and leases. Leases have primarily been originated by its insurance subsidiaries and Vision.

The Company’s contractual obligations at June 30, 2007 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$6,496,763	$1,761,663	$2,414,083	$924,839	$1,396,178
Partnership funding obligations	42,951,365	8,215,885	11,359,242	16,273,332	7,102,906
Commercial paper	213,030,000	213,030,000	—	—	—
Notes payable to affiliates	26,847,576	26,847,576	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	37,669,744	3,804,395	7,588,000	7,598,395	18,678,954
Property casualty loss and loss adjustment expense reserves (2)	199,246,228	151,427,133	43,834,170	3,984,925	—
Future life insurance obligations (3)	2,182,500,074	75,282,074	217,197,000	153,372,000	1,736,649,000

Total contractual obligations	$2,778,741,750	$480,368,726	$282,392,495	$182,153,491	$1,833,827,038

(1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at June 30, 2007 for variable rate debt and is shown in the table through the maturity of the underlying debt. Interest on long-term debt is accrued and settled monthly, thus the timing and amount of such payments may vary from the calculated value. For additional information refer to Note 10 - Debt, in the Notes to Consolidated Financial Statements of Form 10-K for the year ended December 31, 2006.

(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. At June 30, 2007, total property casualty reserves in the above table of $199,246,228 are gross of salvage and subrogation recoverables of $12,278,585.

(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2006. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Off-Balance Sheet Arrangements

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at June 30, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during the upcoming twelve months with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$42,505,035	$23,250,000	$19,255,035	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	1,593,232	200,000	—	—	1,393,232
Other commercial commitments	22,057,761	12,064,456	7,242,371	2,750,934	—

Total commercial commitments	$66,193,028	$35,551,456	$26,497,406	$2,750,934	$1,393,232

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

Debt

Total borrowings increased $5.0 million in the first six months of 2007 to $309.5 million. The majority of the short-term debt is commercial paper issued by the Company. At June 30, 2007, the Company had $212.6 million in commercial paper at rates ranging from 5.30% to 5.35% with maturities ranging from July 3, 2007 to July 25, 2007. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1 and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $26.8 million in short-term debt outstanding to affiliates at June 30, 2007 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

Included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety on June 1, 2017 with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary.

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During the first six months of 2007, the Company granted 73,150 awards of restricted stock to certain officers and issued 468,000 nonqualified options under the 2005 Plan. At June 30, 2007, 2,651,599 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. No repurchases were made during the first two quarters of 2007 (refer to Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q). At June 30, 2007, the total repurchased was 8,364,123 shares at a cost of $66,896,253. The Company has reissued 3,219,639 treasury shares as a result of option exercises, reissued 12,271 treasury shares as a result of restricted stock award releases and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

The Company does not contemplate any additional share repurchases while the offer made by the Mutual Group is outstanding. Refer to Note 11 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for additional information.

Share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend that was paid on June 17, 2002.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rate fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $11.0 million and $10.6 million in the first six months of 2007 and 2006, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in both periods. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At June 30, 2007, the total amount of cash that would be required to fund all amounts subject to surrender was $729.1 million.

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

The following table presents the loss and loss adjustment expenses payable by line of business at June 30, 2007 and December 31, 2006:

	June 30, 2007
	Case	IBNR	LAE	Total
Line of Business:
Automobile (1)	$93,607,585	$37,030,865	$21,363,793	$152,002,243
Homeowner Group (2)	22,643,677	12,633,415	6,032,677	41,309,769
Other (3)	2,120,806	1,593,869	830,497	4,545,172
Assumed reinsurance - affiliate (4)	—	—	—	—
Assumed reinsurance - other (5)	1,196,889	186,000	6,155	1,389,044

	$119,568,957	$51,444,149	$28,233,122	$199,246,228

Less: salvage and subrogation recoverable				(12,278,585)

Reserve for unpaid losses and loss adjustment expenses				$186,967,643

	December 31, 2006
	Case	IBNR	LAE	Total
Line of Business:
Automobile (1)	$80,997,159	$35,146,259	$19,383,521	$135,526,939
Homeowner Group (2)	19,495,260	11,732,635	5,599,330	36,827,225
Other (3)	1,996,790	1,223,200	690,002	3,909,992
Assumed reinsurance - affiliate (4)	6,797,525	735,268	298,683	7,831,476
Assumed reinsurance - other (5)	26,725	186,000	—	212,725

	$109,313,459	$49,023,362	$25,971,536	$184,308,357

Less: salvage and subrogation recoverable				(11,643,705)

Reserve for unpaid losses and loss adjustment expenses				$172,664,652

(1)	Automobile represents the Company’s pooled share of preferred, standard, nonstandard and commercial automobile as well as assumed nonstandard business in Texas.

(2)	Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and a limited amount of commercial insurance including portfolio, church and businessowner.

(3)	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.

(4)	Assumed reinsurance - affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual. The quota share reinsurance agreement was terminated on January 1, 2007.

(5)	Assumed reinsurance - other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $14.3 million, or 8.3%, from December 31, 2006 to June 30, 2007. The reserve increase is primarily attributable to the addition of Alliance and product level exposure changes. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	Six Months Ended June 30,
	2007	2006
Balance at January 1,	$172,664,652	$159,639,886
less reinsurance recoverables on unpaid losses	(2,380,370)	(2,103,540)

Net balance on January 1,	170,284,282	157,536,346

Alliance
Balance at January 1,	23,932,909	—
less reinsurance recoverables on unpaid losses	(17,174,977)	—

Net balance on January 1,	6,757,932	—

Incurred related to:
Current year	203,513,223	187,877,463
Prior years	(2,205,484)	11,555

Total incurred	201,307,739	187,889,018

Paid related to:
Current year	125,391,592	118,452,239
Prior years	69,854,424	66,297,701

Total paid	195,246,016	184,749,940

Net balance at June 30,	183,103,937	160,675,424
plus reinsurance recoverables on unpaid losses	3,863,706	2,020,899

Balance at June 30,	$186,967,643	$162,696,323

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The current and prior period’s favorable and unfavorable development is the result of normal fluctuations and uncertainty associated with loss reserve development.

The Company’s established reserves for its share of pooled losses and loss adjustment expenses reserves at June 30, 2007 are $199.2 million, gross of salvage and subrogation recoverables of $12.3 million. At interim periods, point estimates are not established but rather the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review as a basis for adjusting carried reserves.

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

Based on a review of historical ultimate development patterns, management has estimated that one standard deviation from mid-point for ultimate development has a 1.7% favorable development opportunity and a 0.3% unfavorable development opportunity. The potential impact of loss reserve variability on net income is quantifiable using a standard deviation and carried reserve amounts listed above. To the extent that ultimate development is favorable compared to expectation, the potential reserve decrease is $3.2 million on a pretax basis. Likewise, if ultimate development is unfavorable compared to expectation, the reserve increase is $562 thousand on a pretax basis.

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

Reinsurance

Property Casualty - Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts were deemed to be uncollectible at June 30, 2007.

Certain subsidiaries are party to working cover reinsurance treaties for property casualty lines. Under the property per risk excess of loss treaty, AIC, AGI and Alliance are responsible for the first $750 thousand of each covered loss, and the reinsurers are responsible for 100% of the excess over $750 thousand of covered loss with a maximum recovery of $1.8 million. Under a separate treaty, Alliance is responsible for the first $600 thousand of each covered liability loss, and the reinsurers are responsible for 100% of the excess over $600 thousand of covered liability loss with a maximum recovery of $1.4 million. The rates for these reinsurance treaties are negotiated annually. The subsidiaries also make use of facultative reinsurance for unique risk situations.

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

The following table details the impact of reinsurance ceded for the six-month and three-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Income Statement:
Working Cover - Nonaffiliates:
Earned Premium	$(2,248,594)	$(1,681,189)	$(1,242,807)	$(865,890)
Losses Incurred	(767,344)	(130,083)	(93,307)	(254,399)
Commission Expense	(185,254)	(169,818)	(90,621)	(86,285)

Net (Loss)	(1,295,996)	(1,381,288)	(1,058,879)	(525,206)

Other - Nonaffiliates
Earned Premium	(157,233)	—	(55,966)	—
Losses Incurred	(79,519)	—	(97,690)	—
Commission Expense	(25,709)	—	(11,730)	—

Net Profit (Loss)	(52,005)	—	53,454	—

Catastrophe - Affiliates:
Earned Premium	(1,068,022)	(267,942)	(471,250)	(230,688)
Losses Incurred	—	—	—	—
Commission Expense	—	—	—	—

Net (Loss)	(1,068,022)	(267,942)	(471,250)	(230,688)

Total:
Earned Premium	(3,473,849)	(1,949,131)	(1,770,023)	(1,096,578)
Losses Incurred	(846,863)	(130,083)	(190,997)	(254,399)
Commission Expense	(210,963)	(169,818)	(102,351)	(86,285)

Net (Loss)	$(2,416,023)	$(1,649,230)	$(1,476,675)	$(755,894)

			June 30, 2007	December 31, 2006
Balance Sheet:
Receivables on Unpaid Losses			$3,921,844	$2,380,370
Premiums Receivable			$1,813,907	$53,166
Prepaid Reinsurance Premium			$1,528,531	$1,387,964
Premiums Payable			$1,279,076	$1,361,347

The increase in the working cover and other programs is due to the addition of Alliance. The increase in catastrophe earned premium in 2007 is the result of renegotiation of the catastrophe program.

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

Life - Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At June 30, 2007, Life had total insurance inforce of $23.5 billion of which $2.9 billion was ceded to other insurers. In addition, reserve credits of $9.1 million were taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts were deemed to be uncollectible at June 30, 2007.

The following table details the impact of nonaffiliated reinsurance ceded for the six-month and three-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Income Statement:

Premiums Paid	$(3,554,364)	$(3,120,417)	$(1,581,112)	$(1,538,190)
Losses Incurred	(3,837,073)	(6,064,653)	(2,992,383)	(2,844,370)

Net Profit	$282,709	$2,944,236	$1,411,271	$1,306,180

			June 30, 2007	December 31, 2006
Balance Sheet:
Receivables on Unpaid Losses			$2,975,958	$455,413
Policy Reserve Credits			$9,069,877	$9,069,877
Premiums Payable			$1,027,007	$989,555

The decrease in losses incurred is the result of a large recovery in the first quarter of 2006 offset by growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims.

Effective July 1, 2006, Life entered into a new Accidental Death Catastrophic Reinsurance Agreement. The new agreement covers accidental death exposure in the portfolio by providing attritional and catastrophic protection with Life retaining the first $7.5 million of claims through June 30, 2007. Effective July 1, 2007, Life’s retention increases to the first $8.25 million of claims.

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

Geographic Concentration

The Company’s property casualty insurance business is generated in 13 states, with the majority of the business generated in 3 southeastern states, and its life insurance business is generated in 3 states. Accordingly, unusually severe storms or other disasters in these states might have a more significant effect on the Company than a more geographically diversified company and could have an adverse impact on the Company’s financial condition and operating results. The Company’s catastrophe protection program, which began November 1, 1996, reduces the potential adverse impact and earnings volatility caused by such catastrophe exposures.

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at June 30, 2007. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the six months ended June 30, 2007.

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

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF effective January 1, 2008 and is currently evaluating the impact this EITF may have on its financial position or results of operations at the time it is adopted.

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). The statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Company will adopt the SOP effective January 1, 2008 and is currently evaluating the impact this SOP may have on its financial position or results of operations at the time it is adopted.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Subsequent to the end of the second quarter, six purported class action lawsuits, five in Delaware and one in Alabama, have been brought against the Company, the Mutual Group and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. The Company believes the actions are without merit.

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

For a more detailed discussion of legal proceedings of the Company, refer to Note 2—Commitments and Contingencies and Note 11—Subsequent Event in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

Other than the risk factor discussed below, there have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s annual report for 2006 on Form 10-K.

Majority Owners

The majority owners of the Company’s common stock, the Mutual Group, can control the outcome of stockholder votes requiring a simple majority. In addition, six of the eleven members of the Board of Directors serve on the Executive Committee of the Boards of the Mutual Group and two of the members are Executive Officers of the Company and the Mutual Group. Through its majority ownership, the majority holder has the ability to and may influence actions that may conflict with the interest of other stockholders. For example, the majority holder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks or uncertainties to you, as holders of the Company’s stock.

On July 17, 2007, the majority owners, the Mutual Group, made an offer to acquire all of the outstanding shares of the Company’s common stock that are not currently owned. The Company’s Board of Directors has appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal by the Mutual Group. The pendency of this offer for an extended period of time, as well as the possibility that the proposed transaction might not ultimately be consummated, may result in non-recurring expenses to the Company. Please see Note 11 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for further information on this offer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2007 - April 30, 2007	—	$—	—	3,635,877
May 1, 2007 - May 31, 2007	—	$—	—	3,635,877
June 1, 2007 - June 30, 2007	—	$—	—	3,635,877

Total	—	$—	—

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

The Annual Meeting of Stockholders was held on May 3, 2007. The election of 11 members to the board of directors was submitted to the stockholders. All proposed nominees were approved by the stockholders. Following is a summary of each vote cast for or withheld including a separate tabulation with respect to each nominee for office.

	Votes
	For	Withheld
Election of 11 members to the board of directors:
Jerry A. Newby	67,773,362	3,291,589
Hal F. Lee	66,688,254	4,376,697
Russell R. Wiggins	66,693,197	4,371,754
Dean Wysner	66,672,717	4,392,234
Jacob C. Harper	66,688,504	4,376,447
Steve Dunn	66,686,351	4,378,600
B. Phil Richardson	69,770,491	1,294,460
Boyd E. Christenberry	69,734,683	1,330,268
John Russell Thomas	69,914,002	1,150,949
Larry E. Newman	69,948,895	1,116,056
C. Lee Ellis	68,770,431	2,294,520

Item 5.	Other Information

None

Item 6.	Exhibits

3(ii)	By-laws of Alfa Corporation, as amended

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALFA CORPORATION

Dated: August 8, 2007	/s/ Jerry A. Newby
Jerry A. Newby
Chairman of the Board and President, Director (Principal Executive Officer)

Dated: August 8, 2007	/s/ Stephen G. Rutledge
Stephen G. Rutledge
Senior Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(ii)	By-Laws of Alfa Corporation, as amended

31.1	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002