Form 10-Q
period 2007-09-30
ALFA CORP
filed 2007-11-08
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $1.00 par value per share	80,710,779 shares

ALFA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement s

ALFA CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006 (1)
	(Unaudited)
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $34,695 in 2007 and $57,272 in 2006)	$32,722	$55,052
Fixed Maturities Available for Sale, at fair value (amortized cost $1,480,955,226 in 2007 and $1,436,188,473 in 2006)	1,478,954,757	1,446,693,702
Equity Securities Available for Sale, at fair value
(cost $99,370,616 in 2007 and $101,177,606 in 2006)	108,178,992	111,427,207
Policy Loans	67,224,157	64,949,875
Collateral Loans	123,851,456	128,685,111
Other Long-Term Investments	87,298,427	86,823,771
Short-Term Investments	208,868,201	167,683,154

Total Investments	2,074,408,712	2,006,317,872
Cash	31,178,981	37,218,109
Other Long-Term Investments in Affiliates	131,183,765	120,819,010
Accrued Investment Income	18,764,104	17,026,711
Accounts Receivable	115,743,463	84,100,246
Reinsurance Balances Receivable	11,486,324	6,015,853
Deferred Policy Acquisition Costs	234,928,638	224,516,950
Goodwill	9,576,218	9,576,218
Other Intangible Assets (net of accumulated amortization of $1,879,350 in 2007 and $1,366,800 in 2006)	7,228,650	7,741,200
Other Assets	19,168,796	20,906,925

Total Assets	$2,653,667,651	$2,534,239,094

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals—Property Casualty Insurance	$185,680,425	$172,664,652
Policy Liabilities and Accruals—Life Insurance Interest-Sensitive Products	680,994,088	646,354,761
Policy Liabilities and Accruals—Life Insurance Other Products	218,799,651	205,449,027
Unearned Premiums	253,110,562	236,481,371
Dividends to Policyholders	11,905,252	11,882,776
Premium Deposit and Retirement Deposit Funds	4,539,072	4,921,879
Deferred Income Taxes	13,802,066	25,547,554
Other Liabilities	75,696,120	75,222,398
Due to Affiliates	33,845,693	24,355,859
Commercial Paper	201,616,856	206,923,215
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	31,396,118	27,516,459

Total Liabilities	1,781,385,903	1,707,319,951

Commitments and Contingencies (Note 2)
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000
Issued: None	—	—
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,703,179 in 2007 and 80,459,113 in 2006	83,783,024	83,783,024
Additional Paid In Capital	32,370,610	27,502,452
Accumulated Other Comprehensive Income
(unrealized gains on securities available for sale, net of tax, of $5,932,936 in 2007 and $14,019,988 in 2006; unrealized gains on interest rate swap contract, net of tax, of $105,541 in 2006; unrealized gains (losses) on other long-term investments, net of tax, of ($106,291) in 2007 and $75,006 in 2006)	5,826,645	14,200,535
Retained Earnings	785,695,387	738,811,778
Treasury Stock, at cost
(shares, 3,079,845 in 2007 and 3,323,911 in 2006)	(35,393,918)	(37,378,646)

Total Stockholders’ Equity	872,281,748	826,919,143

Total Liabilities and Stockholders’ Equity	$2,653,667,651	$2,534,239,094

See accompanying Notes to Consolidated Condensed Financial Statements.

(1)	Derived from audited financial statements included in the Company’s 2006 Form 10-K.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues
Premiums—Property Casualty Insurance	$470,448,180	$450,442,275	$157,420,855	$152,191,304
Premiums—Life Insurance	37,737,401	34,479,582	12,556,687	11,639,879
Policy Charges—Life Insurance	28,763,697	27,879,497	9,408,725	9,122,277
Net Investment Income	75,531,072	67,107,526	21,833,478	26,306,786
Net Realized Investment Gains	2,168,323	2,351,790	218,615	563,838
Other Income	21,820,533	20,742,003	6,298,831	7,337,794

Total Revenues	636,469,206	603,002,673	207,737,191	207,161,878

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	363,482,099	346,567,600	120,633,444	118,436,125
Dividends to Policyholders	3,096,847	3,040,848	962,538	954,889
Amortization of Deferred Policy Acquisition Costs	105,402,501	94,853,824	33,963,655	33,603,764
Other Operating Expenses	63,535,710	58,639,498	19,284,473	16,873,615

Total Benefits, Losses and Expenses	535,517,157	503,101,770	174,844,110	169,868,393

Income Before Income Tax Expense	100,952,049	99,900,903	32,893,081	37,293,485
Income Tax Expense	26,222,414	27,017,340	7,773,731	10,055,812

Net Income	$74,729,635	$72,883,563	$25,119,350	$27,237,673

Net Income Per Share
- Basic	$0.93	$0.91	$0.31	$0.34

- Diluted	$0.92	$0.90	$0.31	$0.34

Weighted Average Shares Outstanding
- Basic	80,570,574	80,317,604	80,671,806	80,322,212

- Diluted	81,585,629	81,140,033	81,689,991	81,218,401

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net Income	$74,729,635	$72,883,563
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Policy Acquisition Costs Deferred	(114,347,194)	(111,649,677)
Amortization of Deferred Policy Acquisition Costs	105,402,501	94,853,824
Depreciation and Amortization	6,977,091	5,150,877
Stock-Based Compensation	3,025,427	3,144,050
Excess Tax Benefits from Stock-Based Compensation	(575,558)	(347,545)
Deferred Income Tax	(2,487,734)	938,662
Interest Credited on Policyholders' Funds	22,732,147	21,522,053
Net Realized Investment Gains	(2,168,323)	(2,351,790)
Earnings in Equity-Method Investments, Net	(1,387,133)	(975,340)
Other, Net	(2,572,056)	(574,342)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	(1,618,413)	(342,428)
Accounts Receivable	(3,807,344)	(19,342,109)
Reinsurance Balances Receivable	15,070,952	1,343,856
Other Assets	16,574,104	606,882
Policy Reserves	3,044,823	18,429,465
Unearned Premiums	(4,814,801)	24,989,362
Amounts Held for Others	(360,331)	(577,696)
Other Liabilities	(8,411,463)	(799,919)
Due to/from Affiliates	2,201,480	(2,206,714)

Net Cash Provided by Operating Activities	107,207,810	104,695,034

Cash Flows from Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	17,854	16,197
Maturities and Redemptions of Fixed Maturities Available for Sale	160,916,997	222,514,204
Maturities and Redemptions of Other Investments	20,672,027	20,762,044
Sales of Fixed Maturities Available for Sale	35,203,876	80,217,567
Sales of Equity Securities	144,334,731	118,146,491
Sales of Other Investments and Other Assets	1,660,457	2,314,281
Distributions from Equity-Method Investments	3,054,957	304,062
Purchases of Fixed Maturities Available for Sale	(233,028,831)	(349,887,600)
Purchases of Equity Securities	(136,727,550)	(129,393,652)
Purchases of Other Investments and Other Assets	(49,031,799)	(32,750,763)
Origination of Consumer Loans Receivable	(37,819,736)	(59,633,776)
Principal Payments on Consumer Loans Receivable	42,738,508	53,617,567
Principal Payments on Commercial Leases Receivable	1,599,810	758,407
Net Change in Short-Term Investments	(35,407,549)	(23,053,890)
Net Change in Receivable/Payable on Securities	(16,090,347)	(497,519)

Net Cash Used in Investing Activities	(97,906,595)	(96,566,380)

Cash Flows From Financing Activities:
Change in Commercial Paper	(5,306,359)	(11,450,157)
Change in Notes Payable	(1,524,878)	—
Change in Notes Payable to Affiliates	3,879,659	6,878,001
Stockholder Dividends Paid	(27,846,026)	(25,747,456)
Purchases of Treasury Stock	—	(1,512,869)
Proceeds from Exercise of Stock Options	2,806,920	1,935,565
Excess Tax Benefits from Stock-Based Compensation	575,558	347,545
Deposits of Policyholders' Funds	59,022,834	60,686,419
Withdrawal of Policyholders' Funds	(46,948,051)	(46,633,729)

Net Cash Used in Financing Activities	(15,340,343)	(15,496,681)

Net Change in Cash	(6,039,128)	(7,368,027)
Cash—Beginning of Period	37,218,109	37,228,639

Cash—End of Period	$31,178,981	$29,860,612

See accompanying Notes to Consolidated Condensed Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Alfa Corporation and its subsidiaries (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). The results of operations for the nine-month and three-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state and may change in the future. At year end, the Company’s statutory net income was the same and the surplus was not significantly different under the State of Alabama and NAIC accounting practices.

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

Affiliates

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.7% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). The Company together with the Mutual Group and Specialty comprise the Alfa Group (Alfa). Prior to January 1, 2007, Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under a Strategic Affiliation Agreement signed in August 2001. On January 1, 2007, Virginia Mutual demutualized and Alfa Alliance Insurance Corporation (Alliance), a new subsidiary of the Company, was formed. For further details, refer to Note 21 – Plan of Conversion of Virginia Mutual Insurance Company in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K.

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

A premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations when anticipated losses, loss adjustment expenses, commissions, other acquisition costs and maintenance costs exceed the recorded unearned premium reserve, and any future installment premiums on existing policies. The Company had no liability related to premium deficiency reserves at September 30, 2007 or December 31, 2006. The Company utilizes anticipated investment income as a factor in the premium deficiency calculation.

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

2. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at September 30, 2007. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $2.0 million and $78 thousand for the first nine months of 2007 and 2006, respectively. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages.

One purported class action lawsuit is pending against both Alfa Builders, Inc. and Fire. Additionally, two purported class action lawsuits are pending against the property casualty companies involving a number of issues and allegations which could affect the Company. No class has been certified in any of these three purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

Subsequent to the end of the second quarter, nine purported class action lawsuits, seven in the Delaware Chancery Court and two in the Circuit Court of Montgomery County, Alabama, have been brought against the Company, the Mutual Group and directors and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. On August 16, 2007 and on August 29, 2007, orders were entered that consolidated the actions filed in Delaware into In Re Alfa Corporation Shareholders Litigation, In the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 3104-VCP. On October 29, 2007, an order was entered that consolidated the actions filed in Alabama into In Re Alfa Corporation Shareholder Litigation, In the Circuit Court of Montgomery County, Alabama, CV-07-900485. The Company believes the actions are without merit.

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

Commitments

Guarantees: The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1 million. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200 thousand. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire guaranteeing, on behalf of Alfa Ventures II, LLC, the lesser of $25 million or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee, and supersedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $1.4 million. During the third quarter of 2007, the Company’s property casualty subsidiaries entered into an agreement with Fire guaranteeing, on behalf of Alfa Ventures II, LLC, the lesser of $13 million or 50% of the total obligations of EastChase Market Center, LLC with CB&T. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $2.6 million.

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At September 30, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $36.3 million. These commitments are included in other liabilities in the consolidated balance sheet and are, therefore, excluded from the table below.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2007 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$49,771,235	$24,625,000	$25,146,235	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	4,193,232	200,000	2,600,000	—	1,393,232
Other commercial commitments	27,628,551	17,659,744	7,217,873	2,750,934	—

Total commercial commitments	$81,630,018	$42,521,744	$34,964,108	$2,750,934	$1,393,232

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

Guaranty Fund and Other Insurance-related Assessments: In all states, insurers licensed to transact certain lines of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such line of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the lines of insurance in which the insolvent insurer was engaged. The Company paid assessments totaling $1 thousand and $2 thousand in the first nine months of 2007 and 2006, respectively.

3. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income for the nine-month and three-month periods ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net Income	$74,729,635	$72,883,563	$25,119,350	$27,237,673
Other Comprehensive Income (Loss), net of tax:
Change in Fair Value of Securities Available for Sale	(6,677,642)	(8,591,062)	5,775,249	16,418,747
Unrealized Gain (Loss) on Interest Rate Swap Contract	(105,541)	170,134	—	(149,247)
Unrealized Gain (Loss) on Other Long-Term Investments	(181,297)	169,382	176,691	602,574
Less: Reclassification Adjustment for Net Realized Investment Gains	1,409,410	1,528,664	142,100	366,495

Total Other Comprehensive Income (Loss)	(8,373,890)	(9,780,210)	5,809,840	16,505,579

Total Comprehensive Income	$66,355,745	$63,103,353	$30,929,190	$43,743,252

4. EARNINGS PER SHARE

The following computations set forth the calculations of basic and diluted net income per common share and common share equivalents for the nine-month and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net income	$74,729,635	$72,883,563	$25,119,350	$27,237,673

Weighted average number of common shares outstanding	80,570,574	80,317,604	80,671,806	80,322,212

Net income per common share—Basic	$0.93	$0.91	$0.31	$0.34

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net income	$74,729,635	$72,883,563	$25,119,350	$27,237,673

Weighted average number of common shares outstanding	80,570,574	80,317,604	80,671,806	80,322,212
Common share equivalents resulting from:
Dilutive stock options and restricted stock awards	1,015,055	822,429	1,018,185	896,189

Adjusted weighted average number of common and common equivalent shares outstanding	81,585,629	81,140,033	81,689,991	81,218,401

Net income per common share—Diluted	$0.92	$0.90	$0.31	$0.34

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

At September 30, 2007, weighted average shares of 560,403 and 656,000 for the nine-month and three-month periods, respectively, were not included in the computation of diluted earnings per share since the exercise prices exceeded the average market price of the Company’s common shares and the inclusion would have an anti-dilutive effect. These shares could potentially have a dilutive effect in subsequent periods.

5. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments, and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$292,255,087	$283,443,529	$97,487,224	$95,963,744
Homeowner premiums	164,313,093	155,108,389	55,145,940	52,258,978
Other premiums	13,880,000	11,890,357	4,787,691	3,968,582

Total earned premiums	470,448,180	450,442,275	157,420,855	152,191,304
Net investment income	34,543,403	28,777,448	11,699,477	10,230,689
Other income	11,508,293	10,243,753	3,221,075	3,410,313
Net realized investment gains (losses)	(2,594,090)	(2,868,338)	1,849,603	(1,307,827)

Total Property Casualty Insurance	513,905,786	486,595,138	174,191,010	164,524,479

Life Insurance
Premiums and policy charges
Traditional life insurance premiums	37,355,298	33,986,505	12,556,434	11,637,816
Group life insurance premiums	528,526	493,077	254	2,063
Universal life policy charges	16,842,860	16,278,361	5,696,137	5,483,051
Universal life policy charges—COLI	3,370,345	3,246,203	848,055	768,040
Interest sensitive life policy charges	8,548,445	8,354,933	2,864,060	2,871,186
Annuity policy charges	2,046	—	472	—

Total premiums and policy charges	66,647,520	62,359,079	21,965,412	20,762,156
Net investment income	44,670,689	41,602,491	14,935,394	14,296,139
Net realized investment gains (losses)	4,800,402	5,273,493	(1,643,548)	1,882,950

Total Life Insurance	116,118,611	109,235,063	35,257,258	36,941,245

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	(3,800,810)	969,080	(4,242,104)	166,548
Loan income (loss), net of expense	4,094,910	(273,675)	1,000,474	3,044,541
Other investment income	1,208,827	70,699	476,642	65,824

Total net investment income (loss)	1,502,927	766,104	(2,764,988)	3,276,913

Other income
Fee/commission income	25,389,024	27,787,485	7,228,719	9,059,945
Other income	836,051	920,509	276,842	258,241

Total other income	26,225,075	28,707,994	7,505,561	9,318,186

Net realized investment gains (losses)	(37,989)	(53,365)	12,560	(11,285)

Total Noninsurance	27,690,013	29,420,733	4,753,133	12,583,814

Corporate and Eliminations
Premiums and policy charges
Group life insurance premiums	(146,422)	—	—	—
Net investment (loss)	(5,185,947)	(4,038,517)	(2,036,405)	(1,496,955)
Other (loss)	(15,912,835)	(18,209,744)	(4,427,805)	(5,390,705)

Total Corporate and Eliminations	(21,245,204)	(22,248,261)	(6,464,210)	(6,887,660)

Total Revenues	$636,469,206	$603,002,673	$207,737,191	$207,161,878

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

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$37,391,424	$40,841,607	$16,837,368	$13,697,061
Net investment income	34,543,403	28,777,448	11,699,477	10,230,689
Other income	11,508,293	10,243,753	3,221,075	3,410,313

Pretax operating income	83,443,120	79,862,808	31,757,920	27,338,063
Income tax expense	20,615,331	20,800,341	7,571,463	6,875,635

Operating income, net of tax	62,827,789	59,062,467	24,186,457	20,462,428
Net realized investment gains (losses), net of tax	(1,686,158)	(1,864,420)	1,202,243	(850,088)

Net income	61,141,631	57,198,047	25,388,700	19,612,340

Life Insurance
Pretax operating income	21,865,365	22,482,904	7,404,663	8,585,952
Income tax expense	6,895,970	7,057,381	2,257,777	2,749,207

Operating income, net of tax	14,969,395	15,425,523	5,146,886	5,836,745
Net realized investment gains (losses), net of tax	3,120,261	3,427,770	(1,068,306)	1,223,917

Net income	18,089,656	18,853,293	4,078,580	7,060,662

Noninsurance
Pretax operating income (loss)	1,049,648	225,019	(4,034,262)	2,904,950
Income tax expense (benefit)	600,005	93,386	(1,275,972)	968,048

Operating income (loss), net of tax	449,643	131,633	(2,758,290)	1,936,902
Net realized investment gains (losses), net of tax	(24,693)	(34,687)	8,164	(7,335)

Net income (loss)	424,950	96,946	(2,750,126)	1,929,567

Corporate and Eliminations
Pretax operating (loss)	(7,574,407)	(5,021,617)	(2,453,855)	(2,099,317)
Income tax (benefit)	(2,647,805)	(1,756,894)	(856,051)	(734,421)

Operating (loss), net of tax	(4,926,602)	(3,264,723)	(1,597,804)	(1,364,896)
Net realized investment gains (losses), net of tax	—	—	—	—

Net (loss)	(4,926,602)	(3,264,723)	(1,597,804)	(1,364,896)

Total Net Income	$74,729,635	$72,883,563	$25,119,350	$27,237,673

Segment assets and the segment asset reconciliation are as follows:

	September 30, 2007	December 31, 2006
Segment Assets:
Property Casualty Insurance	$1,035,042,150	$976,000,158
Life Insurance	1,302,275,918	1,242,593,714
Noninsurance	310,163,152	308,120,046
Corporate and Eliminations	6,186,431	7,525,176

Total Assets	$2,653,667,651	$2,534,239,094

Assets:
Allocated to segments	$3,753,389,581	$3,576,382,583
Eliminations	(1,099,721,930)	(1,042,143,489)

Total Assets	$2,653,667,651	$2,534,239,094

The following summary reconciles significant segment items to the Company’s consolidated condensed financial statements:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Premiums—Property Casualty Insurance	$470,448,180	$450,442,275	$157,420,855	$152,191,304
Premiums—Life Insurance	37,737,401	34,479,582	12,556,687	11,639,879
Policy charges—Life Insurance	28,763,697	27,879,497	9,408,725	9,122,277
Net investment income	75,531,072	67,107,526	21,833,478	26,306,786
Net realized investment gains	2,168,323	2,351,790	218,615	563,838
Other income	21,820,533	20,742,003	6,298,831	7,337,794

Total revenues	$636,469,206	$603,002,673	$207,737,191	$207,161,878

Income before income tax expense:
Underwriting profit	$14,439,678	$21,722,020	$9,306,637	$7,986,874
Other income	21,820,533	20,742,003	6,298,831	7,337,794
Other expense	(13,007,557)	(12,022,436)	(4,764,480)	(4,901,807)
Net investment income	75,531,072	67,107,526	21,833,478	26,306,786
Net realized investment gains	2,168,323	2,351,790	218,615	563,838

Income before income tax expense	$100,952,049	$99,900,903	$32,893,081	$37,293,485

Income tax expense:
Allocated to segments	$25,463,501	$26,194,214	$7,697,216	$9,858,469
Allocated to net realized investment gains	758,913	823,126	76,515	197,343

Total income tax expense	$26,222,414	$27,017,340	$7,773,731	$10,055,812

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

At January 1, 2007, these plans were subject to remeasurement under SFAS No. 141, Business Combinations, in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions. As a result, the unfunded balance of the parity plan and the postretirement life and medical insurance benefit plan were recorded as liabilities which eliminated any previously unrecognized gain or loss, prior service cost and transition asset or obligation related to the plans. The defined benefit pension plan liability was remeasured to reflect the anticipated liability for terminating the plan. The Company filed to terminate the pension plan with the Internal Revenue Service during July 2007. As of the filing of this Form 10-Q, the Internal Revenue Service continues to review the termination request.

At January 1, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). With the plans remeasured as a result of SFAS No. 141, there was no impact on the Company’s financial position or results of operations at the date of adoption.

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the nine-month and three-month periods ended September 30, 2007 include the following components:

	Nine Months Ended September 30, 2007		Three Months Ended September 30, 2007
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Interest cost	$280,482	$85,500	$93,494	$28,500
Expected return on plan assets	(212,592)	—	(70,864)	—

Net periodic benefit cost	$67,890	$85,500	$22,630	$28,500

The Company does not anticipate any additional contributions will be made in 2007 to the pension plan. For the nine months ended September 30, 2007, the Company incurred benefit costs related to the other postretirement benefit plan of $110 thousand. Based on historical payments under this plan, the Company currently does not anticipate these benefit costs to vary significantly for the fourth quarter of 2007.

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

As of September 30, 2007, no material changes have occurred since the date of adoption.

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

8. OTHER LONG-TERM INVESTMENTS AND OTHER LONG-TERM INVESTMENTS IN AFFILIATES

Partnership interests represent 82.1%, or $71.7 million, of other long-term investments at September 30, 2007 and 79.3%, or $68.9 million, at December 31, 2006. Similarly, partnership interests represent 19.0%, or $24.4 million, of other long-term investments in affiliates at September 30, 2007 and 19.9%, or $24.0 million, at December 31, 2006.

9. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30,
	2007	2006
Release of restricted stock	$—	$102,913

Business Combinations:
Assets acquired	$60,300,570	$—
Liabilities assumed	$59,921,512	$—

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$12,567,881	$10,760,608
Income Taxes	$33,262,916	$30,054,988

10. FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the nine months ended September 30, 2007.

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

In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits.

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

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). The statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was originally scheduled to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB has delayed the effective date indefinitely primarily due to concerns over implementation issues. The Company is currently evaluating the impact this SOP may have on its financial position or results of operations at the time it is adopted.

11. PROPOSAL FOR PRIVATIZATION

On July 17, 2007, the Company received an offer from Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company and Alfa Mutual General Insurance Company (referred to collectively as the Mutual Group), which collectively own a majority of its common stock, for a transaction that would result in the privatization of the Company. The Mutual Group proposed to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by them. The Company’s Board of Directors appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal. The Special Committee retained the law firms of Skadden, Arps, Slate, Meagher & Flom, LLP and Maynard Cooper & Gale, P.C. to provide legal advice and the investment banking firm of Lazard Freres & Co., LLC to provide financial advice to it in evaluating the proposal. For additional information, refer to Note 12 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements and the Company’s Form 8-Ks filed with the Securities and Exchange Commission on July 18, 2007 and November 5, 2007, and the News Releases dated August 15, 2007 and November 5, 2007.

The Company will likely incur future costs for the proposal and/or litigation stemming from the proposal.

Nine purported class action lawsuits, seven in Delaware and two in Alabama, have been brought against the Company, the Mutual Group and directors and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. The Company believes the actions are without merit. For additional information, refer to Note 2 – Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements.

12. SUBSEQUENT EVENT

On November 4, 2007, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Delaware Merger Sub, Inc. (Merger Sub), a wholly owned subsidiary of Mutual and Fire. Under the terms of the Agreement, Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation.

At the effective time of the merger, each share of common stock outstanding (other than shares owned by the Company and its subsidiaries, Mutual, Fire, Merger Sub and stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be cancelled and converted into the right to receive $22.00 in cash, without interest. As a result of the merger, the Company will be wholly owned by Mutual and Fire.

Concurrent with the Agreement, Mutual and Fire will acquire Alfa Mutual General Insurance Company’s (0.8%) ownership at the same price offered to the Company’s stockholders.

Pursuant to the Agreement, each option to purchase shares of common stock granted under the Company’s stock incentive plan outstanding at the effective time of the merger (whether vested or unvested) will be cancelled, and each holder thereof will be entitled to receive, at or as soon as practicable after the effective time of the merger, an amount in cash equal to the product of the number of shares subject to such stock option, multiplied by the excess, if any, of the per-share merger consideration of $22.00 over the per-share exercise price of such stock option, less applicable taxes required to be withheld with respect to such payment. In addition, each outstanding share of common stock that is subject to a restricted share award that is outstanding immediately prior to the effective time of the merger and remains subject to vesting or other lapse restrictions pursuant to the Company’s stock incentive plan (including career shares and shares credited to restricted share awards as dividend equivalents) will vest, become free from any such restrictions as of the effective time of the merger, and at the effective time of the merger, the holder thereof will be entitled to receive $22.00 in cash for each such restricted share award, less applicable withholding taxes.

The transaction is subject to obtaining the approval of the holders of at least a majority of the outstanding shares of the Company’s common stock. Mutual and Fire have agreed to vote all shares of common stock owned by them in favor of the merger, making the requisite stockholder approval assured. However, the transaction is subject to a number of other customary conditions, including, but not limited to, obtaining certain required regulatory approvals. The merger is expected to be completed in the first half of 2008.

Although no assurances can be given that the transaction will occur, provisions in stock-based compensation plans will be triggered by the transaction resulting in immediate vesting of options and awards that will accelerate the recognition of expense and impact the Company’s future results of operations. As of October 31, 2007, there was $1.9 million of unrecognized compensation expense related to nonvested stock options granted and $744 thousand of unrecognized compensation expense related to restricted share awards that will continue to be recognized as required under SFAS No. 123(R) until the transaction is probable. These expenses are allocated to the Company based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K).

For additional information, refer to the Company’s Form 8-K, Schedule 13D and Schedule 14A filed with the Securities and Exchange Commission on November 5, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of September 30, 2007, compared with December 31, 2006 and the results of operations for the nine-month and three-month periods ended September 30, 2007 and September 30, 2006. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements that are in this Form 10-Q and the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the annual report to stockholders for the year ended December 31, 2006 on Form 10-K.

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

Alfa Corporation is affiliated with Alfa Mutual Insurance Company, Alfa Mutual Fire Insurance Company, and Alfa Mutual General Insurance Company (collectively, the Mutual Group). The Mutual Group owns 54.7% of Alfa Corporation’s common stock, their largest single investment. Alfa Specialty Insurance Corporation (Specialty) is a wholly-owned subsidiary of Alfa Mutual Insurance Company (Mutual). Alfa Corporation and its subsidiaries (the Company) together with the Mutual Group and Specialty comprise the Alfa Group (Alfa). Prior to January 1, 2007, Virginia Mutual Insurance Company (Virginia Mutual) ceded 80% of its direct business to Alfa Mutual Fire Insurance Company (Fire) under a Strategic Affiliation Agreement signed in August 2001.

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

On July 17, 2007, the Company received an offer from Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (General) (referred to collectively as the Mutual Group), which collectively own a majority of its common stock, for a transaction that would result in the privatization of the Company. The Mutual Group proposed to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by them. The Company’s Board of Directors appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal. On November 4, 2007, the Company, Mutual and Fire entered into a definitive merger agreement pursuant to which Mutual and Fire will acquire all of the outstanding shares of the Company’s common stock they do not currently own for $22.00 per share. Concurrent with the agreement, Mutual and Fire will acquire General’s (0.8%) ownership at the same price offered to the Company’s stockholders. For additional details refer to Note 11 – Proposal for Privatization and Note 12 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements and Item 1A. Risk Factors of this Form 10-Q.

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

In the first nine months of 2007, property casualty insurance operations accounted for 80.7% of revenues and 81.8% of net income. Life insurance operations generated 18.3% of revenues and 24.2% of net income. Noninsurance operations, combined with corporate operations and eliminations, generated 1.0% of revenues and resulted in a net loss of 6.0% of net income.

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

At the date of adoption, no adjustments were made to retained earnings in the life segment or the property casualty segment. For the nine months ended September 30, 2007, there were not any significant impacts in the property casualty segment for internal replacements. In the life segment, internal replacements resulted in the extinguishment of acquisition costs previously deferred and a charge to income through amortization expense of $2.0 million for the first nine months and $314 thousand for the third quarter of 2007. During the first quarter of 2007, Life provided an opportunity for agents to convert existing policyholders to the new return of premium product.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 69% of the Company’s assets and 61% of the Company’s liabilities are reported at September 30, 2007 and therefore have a direct effect on net earnings and stockholders’ equity. The Company’s “Summary of Significant Accounting Policies” is presented in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. Fair values for fixed maturities and equity securities are based on quoted market prices. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $4.3 million and $2.0 million were recorded in the first nine months of 2007 on equity securities and fixed maturities, respectively. During the same period in 2006, writedowns of $2.1 million were recorded on equity securities with no writedowns on fixed maturities.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the nine-month and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except share and per share data)
Revenues
Property casualty insurance premiums	$470,448	$450,442	4%	$157,421	$152,191	3%
Life insurance premiums and policy charges	66,501	62,359	7%	21,965	20,762	6%

Total premiums and policy charges	$536,949	$512,801	5%	$179,386	$172,953	4%

Net investment income	$75,531	$67,108	13%	$21,833	$26,307	(17)%

Other income	$21,821	$20,742	5%	$6,299	$7,338	(14)%

Total revenues	$636,469	$603,003	6%	$207,737	$207,162	0%

Net income
Insurance operations
Property casualty insurance	$62,828	$59,062	6%	$24,186	$20,462	18%
Life insurance	14,969	15,425	(3)%	5,146	5,837	(12)%

Total insurance operations	$77,797	$74,487	4%	$29,332	$26,299	12%
Noninsurance operations	450	132	241%	(2,758)	1,937	(242)%
Net realized investment gains, net of tax	1,410	1,529	(8)%	143	366	(61)%
Corporate	(4,927)	(3,264)	51%	(1,598)	(1,364)	17%

Net income	$74,730	$72,884	3%	$25,119	$27,238	(8)%

Net income per share
- Basic	$0.93	$0.91	2%	$0.31	$0.34	(8)%

- Diluted	$0.92	$0.90	2%	$0.31	$0.34	(8)%

Consolidated results of operations were impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company provided for a charge of $5.5 million on a pretax basis and $3.6 million on an after tax basis or a $0.04 impact on earnings per share in the second quarter to write-off these fraudulently originated loans. Insurance recoveries of $2 million, on a pretax basis, and $1.3 million on an after tax basis or a $0.02 impact on earnings per share were recorded in the third quarter of 2006. Subsequent recoveries of $815 thousand, on a pretax basis, were received during the first quarter of 2007.

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

•

During the third quarter of 2007, the Company recorded a loss through its investment in MidCountry Financial Corporation (MidCountry) resulting from the fraudulent misappropriation of principal payments by one of MidCountry’s third-party loan servicers. In addition, the Company was negatively impacted by increased loan loss reserves and charge-offs related to a portfolio of residential construction loans at MidCountry.

Revenues

Total premiums and policy charges increased $24.1 million, or 4.7%, for the first nine months of 2007 and increased $6.4 million, or 3.7%, during the third quarter.

Property Casualty Insurance: Property casualty insurance earned premiums for the first nine months of 2007 increased $20.0 million, or 4.4%, and written premiums increased $3.9 million, or 0.8%. For the three months ended September 30, 2007, earned and written premiums increased $5.2 million and $952 thousand, respectively. The following table shows the Company’s growth in earned and written premiums, comparing the nine months ended September 30, 2007 and 2006:

	Earned Premium Growth	Written Premium Growth
Personal lines
Automobile	5.4%	(0.5)%
Homeowner[1]	11.1%	7.8%
Farmowner	5.1%	1.7%
Other	13.9%	12.3%

Total Personal Lines	7.2%	2.3%
Commercial lines	46.8%	34.8%
Reinsurance ceded	33.6%	(418.0)%
Reinsurance assumed	(84.7)%	(138.7)%

Total Property Casualty Insurance	4.4%	0.8%

[1]	Homeowner includes Homeowner and Manufactured Home

In the table above, premiums generated by Alliance impact the relative growth rates of both earned and written premiums in personal and commercial lines. Declines in the reinsurance assumed earned and written premiums are primarily due to the termination of the Virginia Mutual quota share agreement (refer to Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K).

The 5.4%, or $14.6 million, earned premium growth in the automobile line is mainly attributable to AVIC and the addition of Alliance, a new subsidiary of the Company. AVIC contributed $4.8 million of the earned premium increase and Alliance contributed $7.7 million. AIC’s and AGI’s growth for the automobile line was $2.1 million. Written premium in the automobile line declined $1.4 million, or 0.5%. AVIC declined $6.6 million due to lower production and the Company’s anticipated exit from the Florida market during 2007. In addition, AIC’s and AGI’s written premium declined $590 thousand with rate decreases in the Alabama preferred automobile line during the first quarter of 2006 and in the Alabama standard automobile line during the second quarter of 2007. Offsetting these decreases, the Georgia preferred and standard automobile lines had rate increases in the first quarter of 2007. Alliance contributed written premium for the automobile line of $5.8 million.

AIC, AGI and Alliance have a broader line of insurance products. AIC’s and AGI’s homeowner line earned premium growth of $8.3 million and written premium growth of $5.9 million was impacted by three rate increases across both preferred and standard lines during 2006 as well as a manufactured home increase in the second quarter of 2007. The farmowner earned and written premium growth of $1.0 million and $371 thousand, respectively, was impacted by a rate increase in the last quarter of 2005. AIC and AGI other personal lines earned premium increased $331 thousand and commercial lines earned premium increased slightly at $98 thousand. Alliance contributed earned premium for the homeowner line of $4.8 million, other personal lines of $1.4 million and commercial lines of $5.9 million and contributed written premium for the homeowner lines of $3.9 million, other personal lines of $1.3 million and commercial lines of $4.7 million.

Reinsurance ceded earned premium increased 33.6%, or $1.1 million, mainly due to increases in the Company’s catastrophe reinsurance premiums and increases in the working cover program. Reinsurance assumed earned premium decreased 84.7%, or $15.3 million, due to the commutation of the Virginia Mutual quota share reinsurance treaty offset by a $232 thousand increase in the assumed premium from the state of Texas through AVIC and a $459 thousand increase in involuntary markets assumed premium. The decreases in reinsurance ceded and assumed written premium are primarily related to the commutation of the Virginia Mutual quota share reinsurance treaty.

The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group including Specialty. Under the Pooling Agreement, the Company’s property casualty subsidiaries along with other members of the Mutual Group cede their direct property casualty business which includes premiums, losses and underwriting expenses to Mutual. Mutual retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Company’s share of the pool was 65% during both 2007 and 2006; therefore, pooling did not impact premium growth. Because premiums are allocated according to the Pooling Agreement, policy count data is not applicable to the Company. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for additional detail of the Pooling Agreement.

Life Insurance: Life insurance premiums and policy charges increased $4.1 million, or 6.6%, for the first nine months of 2007 and $1.2 million, or 5.8%, for the three months ended September 30, 2007.

Life insurance premiums, net of eliminations, increased $3.3 million, or 9.5%, for the first nine months of 2007 and $917 thousand, or 7.9%, for the three months ended September 30, 2007. This increase is primarily the result of an increase in term life premiums of $3.4 million and $918 thousand for the nine-month and three-month periods ended September 30, 2007, respectively, and an increase of 6.7% in term life policies inforce year to date. The majority of the increase is attributable to the return of premium level term life product. Group life premiums decreased mainly from an elimination of $146 thousand between Life and Alliance.

Life insurance policy charges increased $884 thousand, or 3.2%, for the first nine months of 2007 and $286 thousand, or 3.1%, for the three months ended September 30, 2007. The 2007 increase is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.3% in the number of universal life policies inforce. The persistency ratio for life business was 90.6% and 91.0% at September 30, 2007 and 2006, respectively. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premium of policies inforce at September 30, 2007 and 2006 as a percentage of the annualized premium paid at September 30, 2007 and 2006, respectively. There is no comparable GAAP measure for annualized premium. The following table shows the growth in policies inforce and inforce annualized premium, on a statutory accounting basis, comparing the first nine months of 2007 and 2006:

	Policies Inforce Growth	Inforce Annualized Premium Growth
Universal life	0.3%	1.4%
Universal life—COLI	67.3%	(9.7)%
Interest sensitive life	1.5%	1.8%
Traditional life	1.6%	10.9%
Group life	0.4%	2.0%
Annuities	52.0%	72.1%

Total Life Insurance	1.9%	3.9%

Policies inforce grew for all lines in 2007. The increase in traditional life was the result of increases in new product offerings offset by a decline in the direct mail product. Inforce annualized premium growth was 3.9%, with the largest increase in traditional life at 10.9%, or $5.1 million. Inforce annualized premium growth for annuities increased 72.1%, or $822 thousand. Policies inforce growth for the COLI plan was 67.3% in the first nine months of 2007. This increase represents additional coverage for the same group of employees due to the Pension Protection Act of 2006. Paid annualized premium decreased 9.7% as the demographics of the group covered changed.

Net investment income increased $8.4 million, or 12.6%, for the nine months ended September 30, 2007 due to increases in interest income on fixed maturities, short-term investments and partnership income. Offsetting these increases was a decrease of $4.8 million in equity in net earnings (after internal capital charge) of MidCountry for the first nine months of 2007 with $4.4 million of the decrease occurring during the third quarter of 2007. The 2006 results were negatively impacted by a $5.5 million increase in loan losses as a result of collateral loans written off during the second quarter offset by a $2.0 million recovery recorded in the third quarter. For the three months ended September 30, 2007, net investment income decreased $4.5 million, or 17.0%, due to MidCountry’s third quarter results and increases in corporate legal reserves offset by increases in interest income on fixed maturities, short-term investments and partnership income and by Financial’s loan loss recovery recorded in the third quarter of 2006. In addition, Alliance contributed $1.5 million of the year-to-date increase and $506 thousand of the increase for the quarter. Positive cash flows resulted in an increase in total invested assets, including investments in affiliates, of 3.7% in the nine months since December 31, 2006.

Other income increased $1.1 million, or 5.2%, for the nine months ended September 30, 2007 mainly due to a gain recognized from the purchase of Alliance. The Company considers the amount to not be material to estimated income for the current full fiscal year; therefore, the gain was recorded as other income in the first quarter. For the three months ended September 30, 2007 when compared to the same period in 2006, other income decreased $1.0 million, or 14.2%, mainly due to decreases in Vision commission and fee income.

Net Income

Operating income for the property casualty subsidiaries increased $3.8 million, or 6.4%, for the nine months ended September 30, 2007 and $3.7 million, or 18.2%, for the three months ended September 30, 2007. Earned premiums increased 4.4%, or $20.0 million, for the nine-month period ended September 30, 2007 with a 10.1%, or $5.2 million, increase derived from the nonstandard automobile market, a 17.9%, or $2.9 million, increase from Alliance and the remainder of $11.9 million from the Alabama, Georgia and Mississippi preferred and standard markets. For the three-month period ended September 30, 2007, earned premiums increased 3.4%, or $5.2 million, with an increase in Alliance of 33.0%, or $1.8 million, and increases in the Alabama, Georgia and Mississippi preferred and standard markets of 3.4%, or $4.4 million, offset by decreases in the nonstandard automobile market of 4.9%, or $914 thousand.

Property casualty losses and related expenses increased 5.3%, or $15.2 million, for the first nine months of 2007 compared to the same period of 2006 due to a 0.4% increase in the loss ratio and a 0.2% increase in the loss adjustment expense (LAE) ratio. Operating expenses also increased 6.7%, or $8.3 million. For the three months ended September 30, 2007, loss and related expenses increased slightly at 1.5%, or $1.4 million, and operating expenses increased 1.6%, or $664 thousand. The property casualty subsidiaries’

return on average equity for the trailing twelve-month period ended September 30, 2007 was 16.9% compared to 17.2% for the calendar year 2006. Return on average equity, a non-GAAP financial measure, is defined as net income divided by the simple average of beginning and ending stockholder’s equity.

Life insurance operating income decreased $456 thousand, or 3.0%, in the first nine months of 2007 as a result of increases in amortization of deferred acquisition costs and other operating expenses offset by a 7.1% increase in revenue and a decrease in the mortality ratio. The mortality ratio was 82% of expected for the nine months ended September 30, 2007 compared to 103% for the same period in 2006. The 7.1% revenue increase consisted of premium and policy charge growth of 6.9% and net investment income growth of 7.4%. For the three months ended September 30, 2007, operating income decreased $691 thousand, or 11.8%, as a result of increases in amortization of deferred acquisition costs and other operating expenses offset by revenue growth of $1.8 million and a decrease in the mortality ratio to 86% of expected for the quarter compared to 103% of expected for the same period in 2006. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, for the nine-month and three-month periods ended September 30, 2007, the Company experienced more favorable financial results when compared to the same periods in 2006 due to the lower mortality ratio. Amortization of deferred acquisition costs increased $3.1 million, or 35.1%, during the first nine months of 2007 and $662 thousand, or 22.7%, for the three months ended September 30, 2007 when compared to the same periods in 2006. The increase is primarily due to the effect of adopting SOP 05-1 on January 1, 2007, with the majority of the impact associated with a return of premium product conversion program during the first quarter. Under the new guidance, for internal replacements of insurance products deemed by the Company to be significant and integrated as defined by the statement, the unamortized balance of acquisition costs previously deferred under the original contract is charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income. During the nine-month and three-month periods ended September 30, 2007, $2.0 million and $314 thousand, respectively, of acquisition costs previously deferred were charged to income.

Noninsurance operating income increased $318 thousand to an operating profit of $450 thousand for the nine months ended September 30, 2007 compared to an operating profit of $132 thousand for the same period of 2006. Agency operations decreased operating income by $240 thousand, Financial increased operating income by $419 thousand and ABC increased operating income by $139 thousand. For the three months ended September 30, 2007 compared to the same period in 2006, noninsurance operating income decreased $4.7 million to an operating loss of $2.8 million. Agency operations decreased operating income by $649 thousand, Financial decreased operating income by $3.9 million and ABC decreased operating income by $187 thousand.

Net realized investment gains, net of tax, decreased $119 thousand during the first nine months in 2007 as a result of increased writedowns on fixed maturities and equity securities and losses on tax credit partnerships offset by increased gains on sales of equity securities. On a pretax basis, writedowns increased from $2.1 million in the first nine months of 2006 to $6.4 million during the same period in 2007. For the three months ended September 30, 2007, net realized investment gains, net of tax, declined $223 thousand as a result of increased writedowns on fixed maturities and equity securities and losses on tax credit partnerships offset by increased gains on sales of fixed maturities and equity securities. On a pre-tax basis, writedowns increased from $293 thousand in the three months ended September 30, 2006 to $4.5 million in the same period in 2007. The increase in writedowns is due to other than temporary impairments in collateralized debt obligations (CDOs) and equity securities.

Corporate expenses increased by $1.7 million for the nine months ended September 30, 2007 and $234 thousand for the three months ended September 30, 2007. Current year results were impacted by increased costs on the Company’s short-term borrowings and increases in accounting fees.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI, AVIC and Alliance, for the nine-month and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)
Earned premiums
Personal lines	$453,219	$422,783	7%	$151,097	$143,030	6%
Commercial lines	18,960	12,915	47%	6,337	4,307	47%
Reinsurance ceded	(4,500)	(3,367)	34%	(1,026)	(1,418)	(28)%
Reinsurance assumed	2,769	18,111	(85)%	1,013	6,272	(84)%

Total earned premiums	$470,448	$450,442	4%	$157,421	$152,191	3%

Net underwriting income	$37,391	$40,842	(8)%	$16,837	$13,697	23%

Loss ratio	58.9%	58.5%		57.8%	59.0%
LAE ratio	5.1%	4.9%		4.9%	4.9%
Expense ratio	28.2%	27.6%		26.6%	27.1%
GAAP basis combined ratio	92.2%	91.0%		89.3%	91.0%
Underwriting margin	7.8%	9.0%		10.7%	9.0%
Net investment income	$34,543	$28,777	20%	$11,699	$10,231	14%

Other income and fees	$11,508	$10,244	12%	$3,221	$3,410	(6)%

Pretax operating income	$83,442	$79,863	4%	$31,757	$27,338	16%

Operating income, net of tax	$62,828	$59,062	6%	$24,186	$20,462	18%

Net realized investment gains (losses), net of tax	$(1,686)	$(1,864)	(10)%	$1,202	$(850)	(241)%

Net income	$61,142	$57,198	7%	$25,388	$19,612	29%

Results of operations for this segment were impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

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

Property casualty insurance earned premiums increased $20.0 million, or 4.4%, during the first nine months of 2007 with AVIC contributing $5.0 million and AIC and AGI contributing $11.8 million of the increase. Alliance earned premium also increased in the first nine months of 2007 to $18.9 million compared to the Virginia Mutual quota share amount of $15.7 million in the same period of 2006. For the quarter ended September 30, 2007, property casualty earned premiums increased $5.2 million, or 3.4%, with AIC and AGI contributing $4.0 million of the increase and AVIC decreasing $650 thousand. Alliance earned premium increased to $7.1 million for the three months ended September 30, 2007 compared to the Virginia Mutual quota share amount of $5.2 million for the same period in 2006.

AVIC earned premium is reported in the table above as $41.0 million of personal lines, $109 thousand of reinsurance ceded and $2.2 million of reinsurance assumed premiums for the first nine months of 2007 and

$35.7 million of personal lines, $49 thousand of reinsurance ceded and $2.0 million of reinsurance assumed premiums for the same period in 2006. AVIC earned premium for the three months ended September 30, 2007, is reported as $12.6 million of personal lines, $43 thousand of reinsurance ceded and $672 thousand of reinsurance assumed premiums and, for the same period in 2006, $13.0 million of personal lines, $34 thousand of reinsurance ceded and $919 thousand of reinsurance assumed premiums.

Alliance earned premium is reported as $13.9 million of personal lines, $5.9 million of commercial lines, $946 thousand of reinsurance ceded and $40 thousand of reinsurance assumed returned premiums in the table above for the first nine months of 2007. The Virginia Mutual quota share earned premium is reported as $298 thousand of reinsurance ceded and $16.0 million of reinsurance assumed premiums for the same period in 2006. Alliance earned premium for the three months ended September 30, 2007, is reported as $4.7 million of personal lines, $2.0 million of commercial lines, $82 thousand of reinsurance ceded returned premium and $330 thousand of reinsurance assumed earned premiums and, for the same period in 2006, the Virginia Mutual quota share earned premium is reported as $104 thousand of reinsurance ceded and $5.3 million of reinsurance assumed premiums.

AIC and AGI contributed $11.8 million of earned premium growth during the first nine months of 2007. The growth from AIC and AGI is related to increases in personal lines. During the first nine months of 2007, AIC’s and AGI’s earned premium for homeowner and manufactured home increased $8.3 million, or 7.1%, automobile increased $2.1 million, or 0.9%, and farmowner increased $1.0 million, or 5.1%. In addition, there were increases in other personal lines of $331 thousand and a slight increase in commercial lines of $98 thousand offset by increases in ceded catastrophe premium and working cover premium of $425 thousand. In addition, reinsurance assumed premium increased $419 thousand.

For the quarter ended September 30, 2007, AIC and AGI contributed $4.0 million of the earned premium growth with increases mainly in personal lines. During the third quarter, AIC’s and AGI’s earned premium for homeowner and manufactured home increased $2.5 million, or 6.2%, automobile increased $924 thousand, or 1.2%, and farmowner increased $265 thousand, or 3.8%. In addition, there were increases in other personal lines of $100 thousand, a slight increase in commercial lines of $30 thousand and decreases in ceded catastrophe premium and working cover premium of $214 thousand. In addition, reinsurance assumed premium decreased $14 thousand.

The overall loss ratio increased 0.4% from 58.5% in the first nine months of 2006 to 58.9% in the same period of 2007 with a decline of 0.1% in catastrophe losses. The loss ratio for AIC and AGI decreased from 58.3% as of September 30, 2006 to 57.9% as of September 30, 2007. The loss ratio for the nine months ended September 30, 2007 related to AVIC business was 74.1% and Alliance was 44.1%, which represents 8.5% of the overall loss ratio of 58.9%. For the same period in 2006, the loss ratio for AVIC was 64.4% and Virginia Mutual was 49.6%, which represents 7.1% of the overall loss ratio of 58.5%.

The overall loss ratio decreased 1.2% from 59.0% for the third quarter of 2006 to 57.8% for the same period in 2007 with no impact from catastrophe losses. The loss ratio for AIC and AGI for the third quarter of 2007 decreased from 58.0% for the three months ended September 30, 2006 to 56.2%. The loss ratio for the three months ended September 30, 2007 related to AVIC business was 74.9% and Alliance was 56.7% which represents 8.8% of the overall loss ratio of 57.8%. For the same three-month period in 2006, the loss ratio for AVIC was 65.8% and Virginia Mutual was 64.3%, which represents 8.2% of the overall quarterly loss ratio of 59.0%.

The overall loss ratio includes 3.0% of catastrophe losses for the first nine months of 2007 and 3.1% for the same period in 2006. The Company had $13.9 million in gross catastrophe losses during 2007 due to severe weather occurring in the first quarter compared to $13.8 million in similar losses in the first and second quarters of 2006. The effect of claims from these events impacted underwriting results by $0.11 per share, after taxes, in both nine-month periods ended September 30, 2007 and 2006. The Company’s allocated share of catastrophe losses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program in the Company’s annual report for 2006 on Form 10-K.

The 0.2% increase in the LAE ratio for the nine-month period ended September 30, 2007 is mainly attributable to AVIC. AVIC impacted the LAE ratio by 1.1% in the first nine months of 2007 compared to 1.0% in 2006. Technology costs impacted the LAE ratio by 0.1% in the first nine months of both 2007 and 2006. For the three months ended September 30, 2007 and 2006, the LAE ratio was impacted by AVIC by 1.0% and 1.1%, respectively. Technology costs impacted the LAE ratio by 0.1% in the third quarter of both 2007 and 2006.

For the first nine months of 2007, the expense ratio was impacted 3.4% by AVIC’s expense structure and 1.7% by Alliance, 0.4% by SFAS No. 123(R) and 0.6% due to technology costs. For the same period in 2006, the expense ratio was impacted 3.3% by AVIC, 1.3% by Virginia Mutual, 0.4% with the adoption of SFAS No. 123(R) and 0.9% due to technology costs. For the quarter ended September 30, 2007, the expense ratio was impacted 3.0% by AVIC’s expense structure, 2.0% by Alliance, 0.2% by SFAS No. 123(R) and 0.6% due to technology costs. For the same period in 2006, the expense ratio was impacted 3.5% by AVIC, 1.2% by Virginia Mutual, 0.2% with the adoption of SFAS No. 123(R) and 1.3% due to technology costs.

The overall higher expense structures of AVIC and Alliance, the impact of SFAS No. 123(R), technology costs and an increased overall loss ratio produced an underwriting margin of 7.8% in the first nine months of 2007, compared with an underwriting margin of 9.0% in 2006. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Net investment income increased $5.8 million, or 20.0%, for the nine months ended September 30, 2007, as a result of increases in interest income on fixed maturities, short-term investment income and partnership income. In addition, the Company’s newly capitalized subsidiary, Alliance, contributed $1.5 million of the increase. Similar results are shown for the three months ended September 30, 2007 as net investment income increased $1.5 million, or 14.3%, due to increases in interest income on fixed maturities and partnership income. Alliance contributed $506 thousand of the three-month increase.

Other income and fees increased $1.3 million, or 12.3%, for the nine months ended September 30, 2007 mainly due to a gain recognized in the first quarter of 2007 from the purchase of Alliance. The Company considers the amount to not be material to estimated income for the current full fiscal year; therefore, the gain was recorded as other income in the first quarter. For the three months ended September 30, 2007, other income and fees declined $189 thousand when compared to the same period in 2006.

For the nine months ended September 30, 2007, pretax operating income increased $3.6 million and operating income, net of tax, increased $3.8 million when compared to the same period in 2006. The effective tax rate decreased from 26.1% in the first nine months of 2006 to 24.7% in 2007. The tax rate for both 2007 and 2006 was impacted by increases in investments in affordable housing tax credits. The tax rate for 2007 was also impacted by increases in tax exempt income. For the quarter ended September 30, 2007, pretax operating income increased $4.4 million and operating income, net of tax, increased $3.7 million with a decrease in the effective tax rate from 25.2% to 23.8%.

Net realized investment losses, net of tax, decreased $178 thousand during the first nine months of 2007 as a result of increased gains on fixed maturities and equity securities offset by increased losses on tax credit partnerships and increased writedowns on fixed maturities and equity securities. On a pretax basis, writedowns increased from $333 thousand in 2006 to $1.1 million in 2007. For the three months ended September 30, 2007, net realized investment losses, net of tax, decreased $2.1 million to a net realized gain of $1.2 million resulting from increased gains on fixed maturities and equity securities offset by increased losses on tax credit partnerships and increased writedowns on fixed maturities. On a pretax basis, writedowns for the third quarter of 2007 were $357 thousand with no writedowns occurring in the third quarter of 2006. The writedowns in the third quarter of 2007 were related to the CDO portfolio.

Net income increased $3.9 million, or 6.9%, during the first nine months of 2007 compared to the same period in 2006 and for the third quarter of 2007, increased $5.8 million, or 29.5%, when compared to the same period in 2006.

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the nine-month and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)
Premiums and policy charges
Traditional life insurance premiums	$37,355	$33,987	10%	$12,556	$11,638	8%
Group life insurance premiums	529	493	7%	1	2	(50)%
Universal life policy charges	16,843	16,278	3%	5,696	5,483	4%
Universal life policy charges—COLI	3,370	3,246	4%	848	768	10%
Interest sensitive life policy charges	8,549	8,355	2%	2,864	2,871	0%
Annuity policy charges	2	—	100%	—	—	100%

Total premiums and policy charges	$66,648	$62,359	7%	$21,965	$20,762	6%

Net investment income	$44,671	$41,602	7%	$14,936	$14,296	4%

Benefits and expenses	$77,548	$72,666	7%	$25,916	$23,554	10%

Amortization of deferred policy acquisition costs	$11,905	$8,812	35%	$3,580	$2,918	23%

Pretax operating income	$21,866	$22,483	(3)%	$7,405	$8,586	(14)%

Operating income, net of tax	$14,969	$15,425	(3)%	$5,146	$5,837	(12)%

Net realized investment gains (losses), net of tax	$3,120	$3,428	(9)%	$(1,069)	$1,224	(187)%

Net income	$18,089	$18,853	(4)%	$4,077	$7,061	(42)%

Results of operations for this segment were impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity
•	On January 1, 2007, the Company adopted SOP 05-1.

Life’s premiums and policy charges increased $4.3 million, or 6.9%, for the first nine months of 2007 and $1.2 million, or 5.8%, for the three months ended September 30, 2007.

Life insurance premiums increased $3.4 million, or 9.9%, for the first nine months of 2007 and $917 thousand, or 7.9%, for the three months ended September 30, 2007. This growth is attributable to increases in term life premiums of $3.4 million and $918 thousand for the nine-month and three-month periods ended September 30, 2007, respectively, and an increase of 6.7% in term life policies inforce year to date. During January 2006, Life began offering a return of premium level term product which contributed the majority of the increase in life insurance premiums during the first nine months of 2007.

Life insurance policy charges increased $884 thousand, or 3.2%, for the first nine months of 2007 and $286 thousand, or 3.1%, for the three months ended September 30, 2007 primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.3% in the number of universal life policies inforce. In addition, interest sensitive policy charges increased with a 1.5% increase in the number of interest sensitive life policies inforce.

On a statutory accounting basis, issued annualized new business premium decreased by 7.7% to $13.1 million with a total volume of $2.7 billion of insurance being issued in the nine months ended September 30, 2007. The new product offerings in 2006 contributed as follows in 2007: return of premium level term – 4,442 policies issued, $3.2 million of issued annualized new business premium and volume of $807 million of insurance issued; annuities – 24 policies issued and $563 thousand of issued annualized new business premium.

Total life insurance inforce as of September 30, 2007 increased $1.4 billion, with term insurance increasing $1.3 billion, or 11.0%, compared to the same period in 2006. Annualized premiums for inforce business increased 3.9%, or $5.2 million, with term insurance increasing 13.1%, or $4.9 million. Policies inforce increased 1.9% for the nine months ended September 30, 2007 compared to the same period in 2006. The persistency ratio for life business was 90.6% at September 30, 2007, compared to 91.0% at September 30, 2006.

The mortality ratio decreased to 82% of expected in the first nine months of 2007 from 103% of expected in the same period of 2006. Benefit and claims expense increased 2.6%, or $1.6 million, as a result of reserve increases. For the quarter ended September 30, 2007, the mortality ratio decreased to 86% of expected from 103% of expected for the same period in 2006. Benefit and claims expense increased $835 thousand, or 3.9%, due to reserve increases. Operating expenses increased $3.2 million for the nine months ended September 30, 2007 with SFAS No. 123(R) expense increasing $53 thousand, legal and consulting expenses increasing $1.7 million and increases in expenses related to the new policy administration system of $380 thousand. Also affecting the nine-month period in 2007 was a net impairment charge of $691 thousand for an abandonment of software being developed for Life’s new policy administration system. For the quarter ended September 30, 2007 operating expenses increased $1.5 million with increases in expenses related to the new policy administration system of $111 thousand and legal and consulting expenses increasing $1.5 million due to legal reserves reductions in the same period of 2006 of $1.7 million. SFAS No. 123(R) expense decreased $7 thousand during the quarter. Amortization of deferred policy acquisition costs increased $3.1 million, or 35.1%, in the first nine months of 2007 compared to the same period in 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods and the current period effects of the return of premium conversion program after the adoption of SOP 05-1 as previously discussed in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Similar results are exhibited for the quarter ended September 30, 2007 with amortization of deferred policy acquisition costs increasing $662 thousand, or 22.7%, when compared to the same period in 2006.

Invested assets, including investments in affiliates, increased 4.2% since December 31, 2006, while net investment income increased $3.1 million, or 7.4%. Interest income on fixed maturities increased 3.6% and interest on short-term investments increased 166.7% during the first nine months of 2007. For the quarter ended September 30, 2007, Life’s net investment income increased $640 thousand, or 4.5%, due to increased interest on short-term investments. Net realized investment gains, net of tax, decreased $308 thousand, or 9.0%, for the first nine months of 2007 as a result of increased writedowns on fixed maturities and equity securities, lower net gains on fixed maturities offset by increased net gains on equity securities. On a pretax basis, writedowns increased from $1.8 million in the first nine months of 2006 to $5.3 million in 2007. For the three months ended September 30, 2007, net realized investment gains, net of tax, decreased $2.3 million to a net realized investment loss of $1.1 million resulting from increased writedowns on fixed maturities and equity securities and lower gains on fixed maturities offset by increased net gains on equity securities. On a pretax basis, writedowns increased from $293 thousand in the three months ended September 30, 2006 to $4.1 million in the same period of 2007. Writedowns in the third quarter of 2007 related to the CDO portfolio were $1.7 million with the remainder related to the equity securities portfolio.

Life’s operating income, net of tax, decreased 3.0%, or $456 thousand, during the first nine months of 2007 and $691 thousand, or 11.8%, for the quarter ended September 30, 2007 when compared to the same periods in 2006. Net income decreased 4.1%, or $764 thousand, and $3.0 million, or 42.3%, for the nine-month and three-month periods ended September 30, 2007, respectively.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

Results of operations for this segment were impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company provided for a charge of $5.5 million on a pretax basis and $3.6 million on an after tax basis or a $0.04 impact on earnings per share in the second quarter to write-off these fraudulently originated loans. Insurance recoveries of $2 million, on a pretax basis, and $1.3 million on an after tax basis or a $0.02 impact on earnings per share were recorded in the third quarter of 2006. Subsequent recoveries of $815 thousand, on a pretax basis, were received during the first quarter of 2007.

•

During the third quarter of 2007, the Company recorded a loss through its investment in MidCountry resulting from the fraudulent misappropriation of principal payments by one of MidCountry’s third-party loan servicers. In addition, the Company was negatively impacted by increased loan loss reserves and charge-offs related to a portfolio of residential construction loans at MidCountry.

Noninsurance operating income increased $318 thousand to an operating profit of $450 thousand for the nine months ended September 30, 2007 compared to an operating profit of $132 thousand for the same period in 2006. For the three months ended September 30, 2007, noninsurance operating income decreased $4.7 million to an operating loss of $2.8 million compared to an operating profit of $1.9 million for the same period of 2006. Included in operating expenses for this segment are $139 thousand and $82 thousand of SFAS No. 123(R) expense for the nine months ended September 30, 2007 and 2006, respectively, and $35 thousand and $27 thousand for the three months ended September 30, 2007 and 2006, respectively.

Agency operations for the first nine months of 2007 produced a decrease in net income of $240 thousand, with all of the decrease attributable to a decline in Vision operations. For the nine-month period ended September 30, 2007, Vision generated net income of $1.7 million compared to $1.9 million in 2006. During the first nine months of 2007 and 2006, AAM and AAG produced operating income of $65 thousand and $63 thousand, respectively. For the three months ended September 30, 2007, agency operations decreased net income by $649 thousand of which Vision contributed $651 thousand to the decline.

Loan operations in Financial, including MidCountry, produced an operating loss of $280 thousand for the first nine months of 2007 compared to a loss of $483 thousand for the same period in 2006, a $203 thousand improvement. The first nine months of 2007 includes gross loan loss recoveries of $815 thousand received during the first quarter of 2007 offset by a net loss in MidCountry equity earnings of $3.8 million. The same period in 2006 includes the $5.5 million loan write-off occurring in the second quarter of 2006 as a result of fraudulent activity by one agent offset by $2.0 million of insurance recoveries recorded in the third quarter of 2006. In addition, loan operations declined over the past twelve months with a 5.0% decrease in the loan portfolio. The loan portfolio yield increased to 8.09% from 7.79% with an average delinquency ratio of 2.26%. Interest rate increases during the year reduced margins slightly. For the quarter ended September 30, 2007, Financial produced a net loss of $2.2 million compared to net income of $1.6 million for the same period in 2006.

Financial’s equity in net earnings (after internal capital charge) of MidCountry decreased $4.8 million for the first nine months of 2007 with $4.4 million of the decrease occurring during the third quarter of 2007. The decrease is primarily a result of increases in loan loss reserves and charge-offs related to a portfolio of residential construction loans purchased from a third party and MidCountry’s share of a fraud loss resulting from the failure of a third party servicer to remit loan payments and payoffs from loans they were servicing. Amounts and timing of potential fraud recoveries, if any, by MidCountry cannot be estimated at this time. The carrying value increased 46.1% with an additional investment of $26.6 million during May 2007 for Financial to maintain its approximate original ownership in the entity.

Commercial lease operations in Financial produced a net loss of $1.3 million for the nine months ended September 30, 2007 compared to a net loss for the same period in 2006 of $1.5 million. Net losses are a result of servicing fee expenses, legal expenses and interest costs. For the three months ended September 30, 2007, the commercial lease operations produced a net loss of $471 thousand compared to a net loss of $448 thousand for the same three-month period in 2006.

ABC had operating income of $260 thousand in the first nine months of 2007 compared to operating income of $121 thousand for the same period in 2006. The increase of $139 thousand is a result of decreased benefit expenses. For the three months ended September 30, 2007, ABC had an operating loss of $260 thousand compared to an operating loss of $73 thousand for the same period in 2006.

CORPORATE OPERATIONS

The following discussion relates to the Company’s corporate operations and intercompany profit eliminations between the Company and its subsidiaries.

Corporate expenses, including the impact of eliminations, increased $1.7 million during the first nine months of 2007 due primarily to increases in borrowing costs and accounting fees. For the three months ended September 30, 2007, corporate expenses have increased $234 thousand due primarily to increases in legal costs. Increases in the commercial paper borrowings attributable to corporate functions led the Company’s borrowing costs to rise by $639 thousand for the nine months ended September 30, 2007. There was a slight decrease of $62 thousand during the three-month period ended September 30, 2007. The weighted average rate at September 30, 2007 and 2006 was 5.28% with corporate debt increasing from $94 million at September 30, 2006 to $97.5 million at September 30, 2007. Included in the operating results for this segment is $64 thousand of SFAS No. 123(R) expense for the nine months ended September 30, 2007 and $17 thousand for the three months ended September 30, 2007 compared to $77 thousand and $12 thousand for the same periods in 2006, respectively.

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, total invested assets, including investments in affiliates, and yields are presented below for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Increase in cash flow from operations	2.4%	23.9%
Increase in invested assets since January 1, 2007 and 2006	3.7%	4.5%
Investment yield rate	5.5%	5.6%
Increase (decrease) in net investment income	12.6%	(4.8)%

As a result of the overall positive cash flows from operations, total invested assets grew 3.7% since December 31, 2006. The increase in cash flow from operations in the first nine months of 2007 was primarily due to the effects of the termination of the quota share agreement between Virginia Mutual and Fire along with Alliance becoming a participant in the intercompany property casualty insurance pooling agreement. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. During the first nine months of 2007, the Company increased its investment in fixed maturity securities by $44.7 million with Alliance contributing $25.5 million of the increase. Financial invested an additional $26.6 million in its equity-method investment in MidCountry during the second quarter along with a $3.0 million investment in preferred stock in the third quarter. Short-term investments increased $41.2 million.

The Company’s 12.6% increase in net investment income for the first nine months of 2007 compares favorably to a decline of 4.8% in net investment income for the first nine months of 2006 due to increases in interest income on fixed maturities, short-term investments and partnership income. Offsetting these increases is a decrease of $4.8 million in equity in net earnings (after internal capital charge) of MidCountry for the first nine months of 2007 with $4.4 million of the decrease occurring during the third quarter of 2007. Alliance contributed $1.5 million of the increase in net investment income during the first nine months of 2007. The decline in the first nine months of 2006 was the result of the write off of $5.5 million in loans in Financial’s portfolio during the second quarter of 2006, increased borrowing costs, reduced income from the equity-method investment in MidCountry and lower partnership earnings. These items were partially offset in the third quarter of 2006 by a $2.0 million recovery on the loans previously written off.

The overall investment yield rate, calculated using amortized cost, decreased slightly in the first nine months of 2007 to 5.5%. The Company had net realized investment gains, before income taxes, of $2.2 million in the first nine months of 2007 compared to net realized investment gains of $2.4 million during the same period in 2006. These gains are primarily from sales of equity securities offset by writedowns of fixed maturities and equity securities and realized losses on tax credit partnerships. Realized gains on sales of equity securities are the result of market conditions and therefore can fluctuate from period to period.

Investments (Other than Investments in Affiliates)

The composition of the Company’s investment portfolio is as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Fixed maturities
Taxable
Mortgage-backed securities	26.2%	27.3%
Asset-backed securities	3.6	4.1
U.S. Treasury securities	0.5	0.5
U.S. government and corporate agencies	13.6	11.0
Obligations of states and political subdivisions	3.2	3.6
Corporate bonds	8.4	9.4

Total taxable	55.5	55.9
Tax exempts	15.8	16.2

Total fixed maturities	71.3	72.1
Equity securities	5.2	5.6
Policy loans	3.2	3.2
Collateral loans	6.0	6.4
Other long-term investments	4.2	4.3
Short-term investments	10.1	8.4

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In the first nine months of 2007, the overall mix of investments shifted due to additional investments in short-term investments and the purchase of Alliance.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
AAA to A-	94.0%	93.7%
BBB+ to BBB-	5.5	5.7
BB+ and below (below investment grade)	0.3	0.4
Not rated	0.2	0.2

	100.0%	100.0%

At September 30, 2007, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At September 30, 2007, 36.7% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMO’s) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. For further information on market risks, reference is made to Management’s Discussion and Analysis of Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

At September 30, 2007, the Company’s total portfolio of fixed maturities had gross unrealized gains of $23.2 million and gross unrealized losses of $25.2 million. All securities with the exception of the investment noted above are priced by nationally recognized pricing services or by broker/dealers securities firms. During the first nine months of 2007, the Company sold $35.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.3 million and gross realized losses of $358 thousand. During the same period in 2006, the Company sold $80.2 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.2 million and gross realized losses of $582 thousand.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At September 30, 2007, the Company had unrealized losses in such investments of $52 thousand compared to unrealized gains of $1.2 million at December 31, 2006. The Company recognized a net gain of $503 thousand on the disposal of high yield debt securities in the first nine months of 2006. No such disposals occurred during the first nine months of 2007.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. During the quarterly review, the Company evaluated its exposure to the subprime lending market and determined that writedowns of $2.0 million were warranted for other than temporary impairments in the collateralized debt obligation (CDO) portfolio during the third quarter of 2007. Investments in securities entail general market risk as well as company specific risk. During the first nine months of 2007, the Company wrote down seven bond issues totaling $2.0 million and fourteen equity securities totaling $4.3 million for which declines in value were deemed to be other than temporary. During the first nine months of 2006, the Company wrote down seven equity securities totaling $2.1 million for which the decline in value was deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either September 30, 2007 or December 31, 2006.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At September 30, 2007, the delinquency ratio on the loan portfolio was 2.26% or $2.6 million. Loans charged off in the first nine months of 2007 totaled $458 thousand. Offsetting these charge-offs in the first nine months of 2007 were $815 thousand of recoveries on loans previously written off. At September 30, 2007, the Company maintained an allowance for loan losses of $1.5 million or 1.2% of the outstanding loan balance. In addition, at September 30, 2007, the Company maintained an allowance for lease losses of $917 thousand or 82.1% of the outstanding lease balance. No leases were charged off during the first nine months of 2007. During the first nine months of 2006, leases charged off totaled $328 thousand. Other significant long-term investments include assets leased under operating leases.

The Company periodically invests in affordable housing tax credit partnerships. At September 30, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $36.3 million. The Company’s carrying value of such investments was $67.1 million and $64.2 million at September 30, 2007 and December 31, 2006, respectively.

Other Long-Term Investments in Affiliates

The composition of the Company’s other long-term investments in affiliates is as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Equity method investments [1]	80.8%	67.2%
Preferred stock	2.3	—
Notes receivable	16.9	32.8

Total	100.0%	100.0%

[1]	Includes partnerships, joint ventures and unconsolidated investee companies.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial made additional investments of $36.1 million during the fourth quarter of 2004 and $26.6 million during the second quarter of 2007 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating loss, net of the cost of capital, was $3.8 million in the first nine months of 2007. Conversely, the Company recognized pretax operating earnings of $969 thousand in the same period of 2006. Other equity-method investments include partnership interests held by the Company’s insurance subsidiaries. For more information on these investments, refer to Note 4 – Investments in the Notes to Consolidated Financial Statements under the section Other Long-term Investments in the Company’s annual report for 2006 on Form 10-K.

During the third quarter of 2007, Financial invested $3.0 million in MidCountry preferred stock.

Also included within other long-term investments in affiliates are notes receivable from several affiliated entities including a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, resulting from the sale of OFC Capital in 2005. The balances at September 30, 2007 and December 31, 2006 were $16.5 million and $33.0 million, respectively.

INCOME TAXES

The effective tax rate in the first nine months of 2007 was 26.0% compared to 23.8% for the full year 2006 and 27.0% for the first nine months of 2006. The increase from the 2006 full year effective rate is due to the release of a reserve for uncertain tax positions at the end of 2006. Based on the Company’s analysis under SFAS No. 109, Accounting for Income Taxes, at September 30, 2007, the Company currently anticipates the effective tax rate recorded in the financial statements for the nine-month period ended September 30, 2007 to remain at 26.0% for all of 2007.

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

Primary Source of Liquidity

Net cash provided by operating activities was $107.2 million and $104.7 million in the first nine months of 2007 and 2006, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of debt, benefit obligations to policyholders and leases. Leases have primarily been originated by its insurance subsidiaries and Vision.

The Company’s contractual obligations at September 30, 2007 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$6,666,839	$1,758,020	$2,432,979	$954,796	$1,521,044
Partnership funding obligations	36,272,639	8,081,489	4,851,578	16,273,332	7,066,240
Commercial paper	202,030,000	202,030,000	—	—	—
Notes payable to affiliates	31,396,118	31,396,118	—	—	—
Long-term debt (1)	70,000,000	—	—	—	70,000,000
Interest on long-term debt (1)	35,765,129	3,706,126	7,392,000	7,402,126	17,264,877
Property casualty loss and loss adjustment expense reserves (2)	197,959,010	150,448,848	43,550,982	3,959,180	—
Future life insurance obligations (3)	2,180,191,201	72,973,201	217,197,000	153,372,000	1,736,649,000

Total contractual obligations	$2,760,280,936	$470,393,802	$275,424,539	$181,961,434	$1,832,501,161

(1)	Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at September 30, 2007 for variable rate debt and is shown in the table through the maturity of the underlying debt. Interest on long-term debt is accrued and settled monthly, thus the timing and amount of such payments may vary from the calculated value. For additional information refer to Note 10—Debt, in the Notes to Consolidated Financial Statements of Form 10-K for the year ended December 31, 2006.
(2)	The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. At September 30, 2007, total property casualty reserves in the above table of $197,959,010 are gross of salvage and subrogation recoverables of $12,278,585.
(3)	Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2006. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Off-Balance Sheet Arrangements

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The chart below depicts, at September 30, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during the upcoming twelve months with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, funding of a policy administration system project of the life subsidiary and recourse on commercial leases sold.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$49,771,235	$24,625,000	$25,146,235	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	4,193,232	200,000	2,600,000	—	1,393,232
Other commercial commitments	27,628,551	17,659,744	7,217,873	2,750,934	—

Total commercial commitments	$81,630,018	$42,521,744	$34,964,108	$2,750,934	$1,393,232

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

Debt

Total borrowings decreased $1.4 million in the first nine months of 2007 to $303.0 million. The majority of the short-term debt is commercial paper issued by the Company. At September 30, 2007, the Company had $201.6 million in commercial paper at rates ranging from 4.93% to 5.45% with maturities ranging from October 4, 2007 to October 29, 2007. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1 and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $31.4 million in short-term debt outstanding to affiliates at September 30, 2007 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

Included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety on June 1, 2017 with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary.

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During the first nine months of 2007, the Company granted 73,150 awards of restricted stock to certain officers and issued 468,000 nonqualified options under the 2005 Plan. At September 30, 2007, 2,650,159 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. No repurchases were made during the first three quarters of 2007 (refer to Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q). At September 30, 2007, the total repurchased was 8,364,123 shares at a cost of $66,896,253. The Company has reissued 3,355,205 treasury shares as a result of option exercises, reissued 12,271 treasury shares as a result of restricted stock award releases and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

The Company does not contemplate any additional share repurchases under the repurchase program due to the definitive merger agreement. Refer to Note 11 – Proposal for Privatization and Note 12 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for additional information.

Share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend that was paid on June 17, 2002.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rate fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $16.8 million and $16.0 million in the first nine months of 2007 and 2006, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in both periods. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At September 30, 2007, the total amount of cash that would be required to fund all amounts subject to surrender was $736.2 million.

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

The following table presents the loss and loss adjustment expenses payable by line of business at September 30, 2007 and December 31, 2006:

	September 30, 2007
	Case	IBNR	LAE	Total
Line of Business:
Automobile (1)	$89,200,568	$38,254,146	$21,819,222	$149,273,936
Homeowner Group (2)	24,207,173	12,793,705	5,946,179	42,947,057
Other (3)	2,113,285	1,591,844	777,826	4,482,955
Assumed reinsurance—affiliate (4)	—	—	—	—
Assumed reinsurance—other (5)	1,069,062	186,000	—	1,255,062

	$116,590,088	$52,825,695	$28,543,227	$197,959,010

Less: salvage and subrogation recoverable				(12,278,585)

Reserve for unpaid losses and loss adjustment expenses				$185,680,425

	December 31, 2006
	Case	IBNR	LAE	Total
Line of Business:
Automobile (1)	$80,997,159	$35,146,259	$19,383,521	$135,526,939
Homeowner Group (2)	19,495,260	11,732,635	5,599,330	36,827,225
Other (3)	1,996,790	1,223,200	690,002	3,909,992
Assumed reinsurance—affiliate (4)	6,797,525	735,268	298,683	7,831,476
Assumed reinsurance—other (5)	26,725	186,000	—	212,725

	$109,313,459	$49,023,362	$25,971,536	$184,308,357

Less: salvage and subrogation recoverable				(11,643,705)

Reserve for unpaid losses and loss adjustment expenses				$172,664,652

(1)	Automobile represents the Company’s pooled share of preferred, standard, nonstandard and commercial automobile as well as assumed nonstandard business in Texas.
(2)	Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and a limited amount of commercial insurance including portfolio, church and businessowner.
(3)	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.
(4)	Assumed reinsurance—affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual. The quota share reinsurance agreement was terminated on January 1, 2007.
(5)	Assumed reinsurance—other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements in the Company’s annual report for 2006 on Form 10-K for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $13.0 million, or 7.5%, from December 31, 2006 to September 30, 2007. The reserve increase is primarily attributable to the addition of Alliance and product level exposure changes. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	Nine Months Ended September 30,
	2007	2006
Balance at January 1,	$172,664,652	$159,639,886
less reinsurance recoverables on unpaid losses	(2,380,370)	(2,103,540)

Net balance on January 1,	170,284,282	157,536,346

Alliance
Balance at January 1,	23,932,909	—
less reinsurance recoverables on unpaid losses	(17,174,977)	—

Net balance on January 1,	6,757,932	—

Incurred related to:
Current year	302,336,138	284,694,814
Prior years	(2,332,658)	440,849

Total incurred	300,003,480	285,135,663

Paid related to:
Current year	208,078,293	196,222,764
Prior years	86,810,474	81,839,254

Total paid	294,888,767	278,062,018

Net balance at September 30,	182,156,927	164,609,991
plus reinsurance recoverables on unpaid losses	3,523,498	1,392,860

Balance at September 30,	$185,680,425	$166,002,851

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The current and prior period’s favorable and unfavorable development is the result of normal fluctuations and uncertainty associated with loss reserve development.

The Company’s established reserves for its share of pooled losses and loss adjustment expenses reserves at September 30, 2007 are $198.0 million, gross of salvage and subrogation recoverables of $12.3 million. At interim periods, point estimates are not established but rather the Company’s internal actuarial staff reviews the direct emergence for each line of business compared to the expected emergence implied by the most recent annual review as a basis for adjusting carried reserves.

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

Based on a review of historical ultimate development patterns, management has estimated that one standard deviation from mid-point for ultimate development has a 1.7% favorable development opportunity and a 0.3% unfavorable development opportunity. The potential impact of loss reserve variability on net income is quantifiable using a standard deviation and carried reserve amounts listed above. To the extent that ultimate development is favorable compared to expectation, the potential reserve decrease is $3.2 million on a pretax basis. Likewise, if ultimate development is unfavorable compared to expectation, the reserve increase is $557 thousand on a pretax basis.

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

Reinsurance

Property Casualty—Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts were deemed to be uncollectible at September 30, 2007.

Certain subsidiaries are party to working cover reinsurance treaties for property casualty lines. Under the property per risk excess of loss treaty, AIC, AGI and Alliance are responsible for the first $750 thousand of each covered loss, and the reinsurers are responsible for 100% of the excess over $750 thousand of covered loss with a maximum recovery of $1.75 million. Under a separate treaty, Alliance is responsible for the first $600 thousand of each covered liability loss, and the reinsurers are responsible for 100% of the excess over $600 thousand of covered liability loss with a maximum recovery of $1.4 million. The rates for these reinsurance treaties are negotiated annually. The subsidiaries also make use of facultative reinsurance for unique risk situations.

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

The following table details the impact of reinsurance ceded for the nine-month and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Income Statement:
Working Cover—Nonaffiliates:
Earned Premium	$(2,826,943)	$(2,502,531)	$(578,349)	$(821,342)
Losses Incurred	(919,716)	(5,346)	(152,372)	124,737
Commission Expense	(280,821)	(248,718)	(95,567)	(78,900)

Net (Loss)	(1,626,406)	(2,248,467)	(330,410)	(867,179)

Other—Nonaffiliates
Earned Premium	(196,130)	—	(38,897)	—
Losses Incurred	(165,850)	—	(86,331)	—
Commission Expense	(42,838)	—	(17,129)	—

Net Profit	12,558	—	64,563	—

Catastrophe—Affiliates:
Earned Premium	(1,476,889)	(864,769)	(408,867)	(596,827)
Losses Incurred	—	—	—	—
Commission Expense	—	—	—	—

Net (Loss)	(1,476,889)	(864,769)	(408,867)	(596,827)

Total:
Earned Premium	(4,499,962)	(3,367,300)	(1,026,113)	(1,418,169)
Losses Incurred	(1,085,566)	(5,346)	(238,703)	124,737
Commission Expense	(323,659)	(248,718)	(112,696)	(78,900)

Net (Loss)	$(3,090,737)	$(3,113,236)	$(674,714)	$(1,464,006)

			September 30, 2007	December 31, 2006
Balance Sheet:
Receivables on Unpaid Losses			$3,613,713	$2,380,370
Premiums Receivable			$1,784,224	$53,166
Prepaid Reinsurance Premium			$1,694,691	$1,387,964
Premiums Payable			$1,291,942	$1,361,347

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

Life—Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At September 30, 2007, Life had total insurance inforce of $23.9 billion of which $2.9 billion was ceded to other insurers. In addition, reserve credits of $9.1 million were taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts were deemed to be uncollectible at September 30, 2007.

The following table details the impact of nonaffiliated reinsurance ceded for the nine-month and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Income Statement:
Premiums Paid	$(5,294,305)	$(4,551,232)	$(1,739,941)	$(1,430,815)
Losses Incurred	(5,493,143)	(7,086,476)	(1,656,070)	(1,021,823)

Net Profit (Loss)	$198,838	$2,535,244	$(83,871)	$(408,992)

			September 30, 2007	December 31, 2006
Balance Sheet:
Receivables on Unpaid Losses			$3,872,246	$455,413
Policy Reserve Credits			$9,069,877	$9,069,877
Premiums Payable			$508,010	$989,555

The decrease in losses incurred is the result of a large recovery in the first quarter of 2006 offset by growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims.

Effective July 1, 2006, Life entered into a new Accidental Death Catastrophic Reinsurance Agreement. The new agreement covers accidental death exposure in the portfolio by providing attritional and catastrophic protection with Life retaining the first $7.5 million of claims through June 30, 2007. Effective July 1, 2007, Life’s retention increased to the first $8.25 million of claims.

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

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at September 30, 2007. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the nine months ended September 30, 2007.

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

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and

Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). The statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was originally scheduled to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB has delayed the effective date indefinitely primarily due to concerns over implementation issues. The Company is currently evaluating the impact this SOP may have on its financial position or results of operations at the time it is adopted.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

I tem 1. Legal Proceedings

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

Subsequent to the end of the second quarter, nine purported class action lawsuits, seven in the Delaware Chancery Court and two in the Circuit Court of Montgomery County, Alabama, have been brought against the Company, the Mutual Group and directors and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. On August 16, 2007 and on August 29, 2007, orders were entered that consolidated the actions filed in Delaware into In Re Alfa Corporation Shareholders Litigation, In the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 3104-VCP. On October 29, 2007, an order was entered that consolidated the actions filed in Alabama into In Re Alfa Corporation Shareholder Litigation, In the Circuit Court of Montgomery County, Alabama, CV-07-900485. The Company believes the actions are without merit.

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

For a more detailed discussion of legal proceedings of the Company, refer to Note 2—Commitments and Contingencies and Note 11—Proposal for Privatization in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

Other than the risk factor discussed below, there have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s annual report for 2006 on Form 10-K.

Majority Owners

The majority owners of the Company’s common stock, the Mutual Group, can control the outcome of stockholder votes requiring a simple majority. In addition, six of the eleven members of the Board of Directors serve on the Executive Committee of the Boards of the Mutual Group and two of the Board members are Executive Officers of the Company and the Mutual Group. Through its majority ownership, the Mutual Group has the ability to and may influence actions that may conflict with the interest of other stockholders.

On July 17, 2007, the majority owners, the Mutual Group, made an offer to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by them. The Company’s Board of Directors appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal. On November 4, 2007, the Company, Alfa Mutual Insurance Company (Mutual) and Alfa Mutual Fire Insurance Company (Fire) entered into a definitive merger agreement pursuant to which Mutual and Fire will acquire all of the outstanding shares of the Company’s common stock they do not currently own for $22.00 per share. Mutual and Fire have agreed to vote all shares of common stock owned by them in favor of the merger, making the requisite approval assured. However, the transaction remains subject to certain other conditions to consummation. The pendency of this agreement for an extended period of time, as well as the possibility that the proposed transaction might not ultimately be consummated, may result in non-recurring expenses to the Company. Please see Note 11 – Proposal for Privatization and Note 12 – Subsequent Event in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for further information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2007 – July 31, 2007	—	$—	—	3,635,877
August 1, 2007 – August 31, 2007	—	$—	—	3,635,877
September 1, 2007 – September 30, 2007	—	$—	—	3,635,877

Total	—	$—	—

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

ALFA CORPORATION

Dated: November 8, 2007	/s/ Jerry A. Newby
Jerry A. Newby
Chairman of the Board and President, Director
(Principal Executive Officer)

Dated: November 8, 2007	/s/ Stephen G. Rutledge
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