Form 10-K
period 2007-12-31
ALFA CORP
filed 2008-03-11
CIK 743532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11773

ALFA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0838024
(State or other jurisdiction incorporation or organization)	(I.R.S Employer Identification No.)

2108 East South Boulevard
P.O. Box 11000, Montgomery, Alabama	36191-0001
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 288-3900

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Ye  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $567,553,443 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, $1.00 par value per share	80,904,240 shares

ALFA CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Recent Developments. Effective January 1, 2007, the Company completed the previously approved plan of conversion and acquisition of Virginia Mutual. Under the plan, Virginia Mutual converted from a mutual company to a stock company and simultaneously was recapitalized as Alfa Alliance Insurance Corporation (Alliance), a wholly-owned subsidiary of the Company. In addition, the Pooling Agreement was amended to include Alliance as a participant in the pool and the quota share agreement between Fire and Virginia Mutual was terminated with applicable references removed from the Pooling Agreement (refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements).

On July 17, 2007, the Company received an offer from the Mutual Group for a transaction that would result in the privatization of the Company. The Mutual Group proposed to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by them. The Company’s Board of Directors appointed a special committee of its four independent directors to review, evaluate and negotiate the proposal. On November 4, 2007, the Company, Mutual and Fire entered into a definitive merger agreement pursuant to which Mutual and Fire will acquire all of the outstanding shares of the Company’s common stock they do not currently own for $22.00 per share. Concurrent with the agreement, Mutual and Fire will acquire General’s (0.8%) ownership at the same price offered to the Company’s stockholders. For additional details, refer to Note 21 – Privatization of the Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors.

Nature of Operations. During 2007, Alfa Corporation’s insurance subsidiaries were direct writers of life insurance and property casualty insurance in various states. The table below presents the Company’s insurance lines of business by state.

	Life	Property Casualty
		Automobile	Homeowner	Commercial	Other
Alabama	•
Arkansas		•
Florida[1]		•
Georgia	•	•	•	•	•
Indiana		•
Kentucky		•
Mississippi	•	•	•	•	•
Missouri		•
North Carolina		•	•	•	•
Ohio		•
Tennessee		•	•		•
Texas[2]		•
Virginia		•	•	•	•

[1]	No direct business is being written in Florida in 2008 as the Company is exiting this market.
[2]	AVIC assumes auto business in Texas.

The Company’s property casualty business is pooled with that of the Mutual Group, which directly writes property casualty business in Alabama, and Specialty, which directly writes nonstandard auto business in Alabama, Georgia, Mississippi and Virginia. Approximately 61.2% of the Company’s property casualty premium income and 53.6% of its total premium income for 2007 was derived from the Company’s participation in the Pooling Agreement.

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

Presented below is summarized financial information for the Company’s four business segments for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues by Segment
Property casualty insurance	$686,301	$652,524	$606,445
Life insurance	147,559	147,639	133,498
Noninsurance operations	32,786	41,216	33,266
Corporate	33,993	44,234	45,973

Revenues before eliminations	$900,639	$885,613	$819,182
Eliminations	(64,414)	(73,475)	(62,277)

Total revenues	$836,225	$812,138	$756,905

Operating Income (Loss)[1] by Segment
Property casualty insurance operating income	$85,375	$85,034	$80,195
Life insurance operating income	23,341	23,925	21,736
Noninsurance operating income (loss)	(1,332)	328	(38)
Corporate operating loss	(13,159)	(5,610)	(6,792)

Total operating income	$94,225	$103,677	$95,101
Realized investment gains (losses), net of tax	(717)	2,211	3,933

Net income	$93,508	$105,888	$99,034

[1]

Operating income (loss), a non-GAAP financial measure, is defined as net income (loss) excluding realized investment gains and losses, net of applicable taxes. Management uses operating income as a measure of the Company’s ongoing profitability since it eliminates the effect of securities market volatility from earnings.

Property Casualty Insurance:

The Company’s pooled business consists primarily of personal lines property casualty insurance, which accounts for 96% of property casualty premiums and 72% of total revenues. Automobile and homeowners insurance account for 86% of property casualty premiums. Based on 2006 data, in Alabama, the Mutual Group and Specialty enjoy an approximately 20% share of the personal automobile and homeowners markets, second only to State Farm.

The following table shows the Company’s pooled share of direct premiums by product for 2007:

Automobile	60.6%
Homeowner	25.4%
Farmowner	4.6%
Commercial	4.0%
Manufactured Home	2.5%
Other	2.9%

100.0%

A discussion of the Company’s property casualty insurance results of operations is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segment disclosures required under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, are included in Note 16 – Segment Information in the Notes to Consolidated Financial Statements.

The Company’s strategy in property casualty business has been to operate primarily as a personal lines insurer that markets and underwrites to achieve a preferred, profitable book of business. The Company’s objective is to operate with an underwriting profit. Historically, this objective has been met except for five separate years, each of which was primarily impacted by catastrophic weather. In the wake of Hurricanes Opal and Erin, Alfa initiated intense studies of its catastrophe management strategy. Effective November 1, 1996, the catastrophe program was restructured and the intercompany pooling agreement was amended to allocate catastrophe losses among the members of the pool in a fashion that more equitably reflects the realities of catastrophe finance. As a result, the Company’s share of storm-related losses has been substantially reduced, providing greater earnings stability. The Company’s pooled share of catastrophe losses totaled $13.9 million, $13.8 million and $11.6 million in 2007, 2006 and 2005, respectively.

There are inherent uncertainties in reserving for unpaid losses. Management establishes reserves using its best estimate determined by using accepted actuarial techniques. The Company experienced no materially significant large losses or gains in its loss payments during 2005, 2006 or 2007 which led to changes in estimates.

Life Insurance:

Life directly writes individual life insurance policies consisting primarily of ordinary whole life, term life, interest-sensitive whole life, universal life products and non-qualified annuities in Alabama, Georgia and Mississippi and distributes these products utilizing an exclusive, independent and independent exclusive agent sales force.

The following table shows the Company’s distribution by product for life insurance premiums and policy charges for 2007:

Traditional life insurance premiums	56.6%
Universal life policy charges	25.3%
Interest-sensitive life policy charges	12.8%
Universal life policy charges—COLI	4.7%
Group life insurance premiums	0.6%

100.0%

As of December 31, for each year indicated, the Company had insurance inforce as follows:

	2007	2006	2005
	(in thousands)
Ordinary life	$24,310,054	$22,505,208	$21,148,519
Credit life	$10,544	$10,728	$13,446
Group life	$48,425	$47,987	$47,269

A discussion of the Company’s life insurance results of operations is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

AAM and AAG, headquartered in Montgomery, Alabama, provide agents with the opportunity to offer customers a broader portfolio of products by placing insurance risks with third party insurers for a commission. Vision is a managing general agency that currently writes nonstandard automobile insurance policies in eight states. Vision, headquartered in Brentwood, Tennessee, provides all underwriting, claims, actuarial and financial services on behalf of its contracted carriers.

•	ABC administers certain nonqualified employee and director benefit plans for Mutual.

A discussion of the Company’s noninsurance results of operations is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s investment philosophy is long-term and value oriented with focus on total return for both yield and growth potential. During the past ten years, invested assets have grown from $1.0 billion to over $2.2 billion at the end of 2007, a compound annual growth rate of 8.0%. During that same period, net investment income has almost doubled, growing from $57.5 million to $94.8 million. At year-end, the value of unrealized losses in the Company’s portfolio was $662 thousand, net of tax. The portfolio, including investments in affiliates, was invested 59.1% in fixed maturities, 4.0% in equities, 18.7% in short-term investments and 18.2% in other investments which include policy loans, collateral loans, commercial leases, notes receivable, partnerships, affiliated preferred stock and equity-method investments.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
AAA to A-	93.9%	93.7%
BBB+ to BBB-	5.1%	5.7%
BB+ and below (below investment grade)	0.8%	0.4%
Not rated	0.2%	0.2%

	100.0%	100.0%

At December 31, 2007, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service.

A discussion of the Company’s investments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management establishes reserves for loss adjustment expenses that are not attributable to a specific claim. These reserves are referred to as Defense and Cost Containment (DCC) and Adjusting and Other Expenses (AO). DCC and AO reserves are recorded to establish the liability for settling and defending claims that have been incurred, but have not yet been completely settled. For AO, historical ratios of AO to paid losses are developed and then applied to the current outstanding reserves. The method uses a traditional assumption that 50% of the expenses are realized when the claim is open and the other 50% are incurred when the claim is closed. The method also assumes that the underlying claims process and mix of business do not change materially over time.

The Company is primarily an insurer of private passenger motor vehicles and of single-family homes and has limited exposure for difficult-to-estimate claims such as environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition.

Life Reserves. Benefit reserves for traditional life products are determined according to the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The methodology used requires that the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums (that portion of the gross premiums required to provide for all future benefits and expenses) be determined. Such determination uses assumptions, including provision for adverse deviation, for expected investment yields, mortality, terminations and maintenance expenses applicable at the time the insurance contracts are issued. These assumptions determine the level and the sufficiency of reserves. The Company annually tests the validity of these assumptions.

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

Mutual periodically conducts expense allocation studies. Mutual charges the Company for its allocable and directly attributable expenses, including facilities.

The Board of Directors of the Company consisted, at December 31, 2007, of eleven members, six of whom serve on the Executive Committee of the Boards of the Mutual Group and two of whom are Executive Officers of the Company.

At December 31, 2007, Mutual owned 34,528,589 shares, or 42.8%, Fire owned 9,187,970 shares, or 11.4%, and Alfa Mutual General Insurance Company owned 631,166 shares, or 0.8%, of the Company’s outstanding common stock.

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

Regulation:

The Mutual Group and the Company’s insurance subsidiaries are subject to the Alabama Insurance Holding Company Systems Regulatory Act and are subject to reporting to the Alabama Insurance Department and to periodic examination of their transactions and regulation under the Act with Mutual being considered the controlling party. The Company’s insurance subsidiary, Alfa Alliance Insurance Corporation, is a Virginia domiciled property casualty company, and as such, is subject to regulatory oversight and examination by the Virginia State Corporation Commission, Bureau of Insurance.

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

Restrictions on Dividends to Stockholders: The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions, generally applicable to each insurance company in its state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) for property casualty companies—the statutory net income for the preceding year, or for life companies—the statutory net gain from operations. For property casualty insurers, Virginia law permits dividends in any year which, together with other dividends or distributions made within the preceding 12 months that do not exceed the greater of (i) 10% of statutory surplus as of the end of the preceding year or (ii) the statutory net income, excluding capital gains, for the preceding year. Larger dividends are payable only after receipt of regulatory approval. Future dividends from the Company’s subsidiaries may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to the Company by its insurance subsidiaries in 2008 without prior approval of regulatory authorities is $107.0 million based on December 31, 2007 financial condition and results of operations.

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

Personnel:

The Company has no management or operational employees. The Company and its subsidiaries have a Management and Operating Agreement with Mutual whereby it reimburses Mutual for salaries and expenses of employees provided to the Company under the Agreement. Involved are employees that are directly attributable to the Company’s subsidiaries and those employees allocable for accounting, sales administration, legal, files, data processing, programming, research, policy issuing, claims, investments and management. At December 31, 2007, the Company was represented by 490 agents in Alabama who are employees of Mutual. The Company’s subsidiaries had 139 independent exclusive agents in Georgia and Mississippi and 4,294 independent agents in Arkansas, Florida, Georgia, Indiana, Kentucky, Missouri, North Carolina, Ohio, Tennessee, Texas and Virginia at December 31, 2007. The Company believes its employee relations are good.

Available Information:

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC are made available free of charge on its website at www.alfains.com by first selecting “About Alfa” and then selecting “Investor Relations” and finally selecting “SEC Filings.”

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

Geographic Concentration Risk

The Company’s property casualty insurance business is generated in 12 states, with the majority of the business generated in 3 southeastern states, and its life insurance business is generated in 3 states. Accordingly, unusually severe storms or other disasters in these states might have a more significant effect on the Company than a more geographically diversified company and could have an adverse impact on the Company’s financial condition and operating results.

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

Property Casualty: Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover reported, as well as incurred but not yet reported claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data and trending using actuarial techniques and modeling. Reserve estimates are periodically reviewed in consideration of known developments and, where necessary, adjusted as circumstances may warrant. Nevertheless, the reserving process is inherently uncertain. If for any of these reasons, reserve estimates prove to be inadequate, the Company’s subsidiaries will increase their reported liabilities. Such an occurrence could result in a materially adverse impact on the Company’s results of operations and financial condition.

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

Dividend Dependence and Liquidity

The Parent Company is a financial services holding company with no significant operations. Its principal asset is the stock and interests of its subsidiaries. The Parent Company relies upon dividends from the insurance subsidiaries in order to pay the interest on debt obligations, dividends to its stockholders and corporate expenses. The ability of the insurance subsidiaries to declare and pay dividends is subject to regulations under state laws that limit dividends based on the amount of adjusted unassigned surplus and earnings and require the subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet debt service and cash dividends to stockholders, as well as other cash requirements of the Company could result in liquidity issues for the Company.

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

Majority Owners

The majority owners of the Company’s common stock, the Mutual Group, can control the outcome of stockholder votes requiring a simple majority. In addition, six of the eleven members of the Board of Directors are officers of the Mutual Group and serve on the Boards of the Mutual Group, and two of the Board members are Executive Officers of the Company and the Mutual Group. Through its majority ownership, the Mutual Group has the ability to and may influence actions that may conflict with the interest of other stockholders.

On July 17, 2007, the majority owners, the Mutual Group, made an offer to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by them. The Company’s Board of Directors appointed a Special Committee of its four independent directors to review, evaluate and negotiate the proposal. On November 4, 2007, the Company, Alfa Mutual Insurance Company (Mutual) and Alfa Mutual Fire Insurance Company (Fire) and Alfa Delaware Merger Sub, Inc., a wholly-owned subsidiary of Mutual and Fire, entered into a definitive merger agreement pursuant to which Mutual and Fire will acquire all of the outstanding shares of the Company’s common stock they do not currently own for $22.00 per share. Mutual and Fire have agreed to vote all shares of common stock owned by them in favor of the merger, making the requisite approval assured. However, the transaction remains subject to certain other conditions to consummation. The pendency of this agreement for an extended period of time, as well as the possibility that the proposed transaction might not ultimately be consummated, may result in non-recurring expenses to the Company. Please refer to Item 3. Legal Proceedings and Note 21 – Privatization of the Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements for further information.

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

The Company leases buildings that are used in the normal course of business which includes offices and facilities in Georgia, Mississippi, Tennessee and Virginia. These facilities are used by executive, claims and marketing personnel and are components of the insurance and noninsurance segments. Locations utilized by the Company’s independent exclusive and independent agents are normally leased by those agents as lessees.

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

On November 7, 2007, the counsel to the parties in the above referenced Alabama consolidated action entered into a Memorandum of Understanding to settle such action, subject to approval of the court. Under the terms of the Memorandum of Understanding (Alabama MOU), Mutual and Fire agreed to pay $22.00 per share to acquire the outstanding shares of common stock of the Company that are not currently owned by them. As further consideration, lead counsel to the Alabama consolidated action was provided an opportunity to review and comment on the preliminary proxy statement. The Alabama MOU also provided for confirmatory discovery, which has been completed.

On November 9, 2007, a policyholder of Mutual filed a purported class action and derivative action against Mutual in the Circuit Court of Macon County, Alabama, Preston M. Wright v. Alfa Mutual Insurance Co., No. CV-07-900070. The policyholder contended that Mutual’s and Fire’s acquisition of the outstanding stock of the Company was not in the best interest of the policyholders of Mutual and Fire. Plaintiffs asserted purported claims for the alleged impairment of Mutual’s assets. The plaintiffs sought to enjoin the proposed acquisition, other injunctive relief, and unspecified damages, costs and attorneys’ fees. The Company believed that this action was without merit.

On November 21, 2007, certain policyholders of the Mutual Group filed a purported class action and derivative action against the Company, the Mutual Group and certain of their officers and directors in the Circuit Court of Walker County, Alabama, Mr. and Mrs Prince Hagler et. al. v. Alfa Mutual Insurance Co., et. al., No. CV-07-408. In Hagler, the policyholders contended that the merger was not in the best interest of the policyholders of the Mutual Group and would unjustly enrich the defendants. Plaintiffs asserted purported claims for breach of fiduciary duty and unjust enrichment. The plaintiffs sought to enjoin the proposed acquisition, other injunctive relief, and unspecified damages, costs and attorneys’ fees. The Company believes that this action is without merit.

On or about December 19, 2007, the defendants in the above-described Macon County litigation filed a Motion to Sever and Transfer, requesting that the court sever the class action allegations related to the transaction from unrelated individual insurance fraud allegations contained in the Complaint. The motion requested that, once severed, the class action allegations be transferred to the Circuit Court of Montgomery County, Alabama.

On December 20, 2007, the counsel to the parties in the above referenced Delaware consolidated action entered into a Memorandum of Understanding (Delaware MOU) to settle such action, subject to approval of the court. Under the terms of the Delaware MOU, counsel to the Delaware consolidated action will be provided an opportunity to review and comment on the preliminary proxy statement. The parties to the Delaware litigation subsequently intervened in In Re Alfa Corporation Shareholder Action in the Circuit Court of Montgomery County, Alabama, for the purposes of participating in confirmatory discovery and for participating in the settlement of the action.

On December 21, 2007, some of the defendants in the above-described Walker County litigation filed a motion to transfer said litigation to the Circuit Court of Montgomery County, Alabama.

On or about January 4, 2008, the plaintiffs in the above-described Walker County litigation served discovery requests on the defendants, seeking production of documents purportedly related to the transaction.

On or about January 23, 2008, the defendants’ motion to sever and transfer in the Macon County litigation was denied by the trial court. Defendants then filed a petition for writ of mandamus to the Alabama Supreme Court seeking to have the trial court’s denial of defendants’ motion reversed.

On or about February 7, 2008, a preliminary hearing was held in consolidated In Re Alfa Corp. Shareholder Litigation, in the Circuit Court of Montgomery County, Alabama, where the parties filed a Stipulation of Settlement and the court entered a Scheduling Order that, among other things, set a final hearing to determine approval of the class action settlement for April 14, 2007. The court also authorized the form of a Notice of Pendency and Proposed Settlement of Class Action to be sent to all members of the class, as defined in the Notice.

On or about February 8, 2008, plaintiffs in the Macon County litigation voluntarily dismissed the policyholder class action allegation against defendants.

On or about February 12, 2008, the Notice of Pendency and Proposed Settlement of Class Action describing the settlement In Re Alfa Corp. Shareholder Litigation was mailed to members of the class.

On February 23, 2008, counsel for the parties in the above-described Walker County action entered into a Memorandum of Understanding to settle such action, subject to approval of the court. On March 4, 2008, the Walker County court conditionally approved the settlement and set a final approval hearing for May 28, 2008.

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

For a more detailed discussion of legal proceedings of the Company, refer to Note 11 – Commitments and Contingencies and Note 21 – Privatization of the Company in the Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

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

2007	High	Low	Dividends Per Share
First Quarter	$19.73	$17.37	$0.1100
Second Quarter	19.30	15.57	0.1175
Third Quarter	18.86	14.99	0.1175
Fourth Quarter	21.91	17.31	0.1175

2006	High	Low	Dividends Per Share
First Quarter	$17.62	$15.95	$0.1000
Second Quarter	17.37	15.15	0.1100
Third Quarter	17.88	15.41	0.1100
Fourth Quarter	19.95	16.66	0.1100

PERFORMANCE GRAPH

The following graph compares the performance of Alfa Corporation’s common stock with the performance of the NASDAQ Stock Market Index and the NASDAQ Insurance Stocks Index for a five year period by measuring the changes in common stock prices from December 31, 2002 to December 31, 2007.

Assumes $100 invested on December 31, 2002 in Alfa Corporation common stock, the NASDAQ Stock Market (US) Index and NASDAQ Insurance Stocks Index

*	Total return assumes reinvestment of dividends.
**	Fiscal year ending December 31

HOLDERS

As of January 31, 2008, Alfa Corporation has approximately 2,300 stockholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2007 - October 31, 2007	—	$—	—	3,635,877
November 1, 2007 - November 30, 2007	—	—	—	3,635,877
December 1, 2007 - December 31, 2007	—	—	—	3,635,877

Total	—	$—	—

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

The Company does not contemplate any additional share repurchases under the repurchase program due to the definitive merger agreement. Refer to Note 21 – Privatization of the Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

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

Item 6.	Selected Financial Data.

	Years Ended December 31,
(dollars in thousands except per share amounts, ratios and number of agents)	2007		2006		2005		2004		2003
Total Revenues	$836,225		$812,138		$756,905		$661,292		$619,817
Benefits, Claims, Losses and Settlement Expenses	484,795		462,310		436,865		393,935		368,361
Operating Expenses	226,825		210,832		182,178		146,728		144,859

Income Before Income Tax Expense	124,605		138,996		137,862		120,629		106,597
Income Tax Expense	31,097		33,108		38,828		31,184		28,128

Net Income	$93,508		$105,888		$99,034		$89,445		$78,469

Balance Sheet Data at December 31:
Invested Assets	$2,211,365		$2,127,137		$2,001,380		$1,854,212		$1,760,160
Deferred Acquisition Costs	235,138		224,517		204,254		183,258		169,633
Other Assets	195,250		182,585		177,595		185,849		101,755

Total Assets	$2,641,753		$2,534,239		$2,383,229		$2,223,319		$2,031,548

Future Policy Benefits, Losses and Claims, Unearned Premiums	$1,337,051		$1,260,950		$1,179,639		$1,076,731		$989,272
Other Liabilities	127,569		141,930		142,920		164,944		132,225
Short-term Debt	228,770		234,440		234,678		220,191		201,538
Long-term Debt	70,000		70,000		70,000		70,000		70,000

Total Liabilities	1,763,390		1,707,320		1,627,237		1,531,866		1,393,035
Stockholders' Equity	878,363		826,919		755,992		691,453		638,513

Total Liabilities and Stockholders’ Equity	$2,641,753		$2,534,239		$2,383,229		$2,223,319		$2,031,548

Per Share Data:
Net Income - Basic	$1.16		$1.32		$1.24		$1.12		$0.98
Net Income - Diluted	$1.15		$1.30		$1.23		$1.11		$0.98
Cash Dividends Declared and Paid	$0.4625		$0.43		$0.3875		$0.3425		$0.315
Stockholders' Equity	$10.88		$10.28		$9.42		$8.66		$7.96

Ratio of Earnings to Fixed Charges
Excluding Interest Credited to Contractholder Funds	8.7	x	8.8	x	12.2	x	18.2	x	17.2	x
Including Interest Credited to Contractholder Funds	3.7	x	3.9	x	4.2	x	4.4	x	4.1	x

Other Data:
Life Insurance Inforce	$24,369,023		$22,563,923		$21,209,234		$19,779,503		$18,262,749
Number of Agents	4,923		4,161		3,061		616		615

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Alfa Corporation and its subsidiaries (the Company) as of December 31, 2007, compared with December 31, 2006 and the results of operations for each of the three years ended December 31, 2007. The following discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

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

On July 17, 2007, the Company received an offer from Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Mutual General Insurance Company (General) (collectively, the Mutual

Group), which collectively own a majority of its common stock, for a transaction that would result in the privatization of the Company. The Mutual Group proposed to acquire all of the outstanding shares of the Company’s common stock that are not currently owned by them. The Company’s Board of Directors appointed a special committee of its four independent directors to review, evaluate and negotiate the proposal. On November 4, 2007, the Company, Mutual and Fire entered into a definitive merger agreement pursuant to which Mutual and Fire will acquire all of the outstanding shares of the Company’s common stock they do not currently own for $22.00 per share. Concurrent with the agreement, Mutual and Fire will acquire General’s (0.8%) ownership at the same price offered to the Company’s stockholders. For additional details refer to Note 21 – Privatization of the Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors.

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

Property casualty insurance operations accounted for 82.1% of revenues and 91.6% of net income in 2007. Life insurance operations generated 17.6% of revenues and 24.2% of net income during the same period. Noninsurance operations, combined with corporate expenses for 2007, generated 0.3% of revenues and resulted in a net loss of $14.7 million, or 15.8%, of net income.

On January 1, 2007, the Company adopted Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement. Transactions are accounted for as an internal replacement, as defined by this statement, when a policyholder requests a change not within the terms of the original contract and the change is deemed by the Company to be significant and integrated. For internal replacements of insurance products, the unamortized balance of acquisition costs previously deferred under the original contract is extinguished and charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income.

At the date of adoption, no adjustments were made to retained earnings in the life segment or the property casualty segment. For 2007, there were not any significant impacts in the property casualty segment for internal replacements. In the life segment, internal replacements resulted in the extinguishment of acquisition costs previously deferred and a charge to income through amortization expense of $2.2 million for 2007. During the first quarter of 2007, Life provided an opportunity for policyholders to convert existing policies to the new return of premium product.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. At the date of adoption no adjustments were made to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate was $185 thousand.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company’s management to make significant estimates and assumptions based on information available at the time the financial statements are prepared. In addition, management must ascertain the appropriateness and timing of any changes in these estimates and assumptions. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time financial statements are prepared. For the Company, the areas most subject to significant management judgments include reserves for property casualty losses and loss adjustment expenses, reserves for future policy benefits, deferred policy acquisition costs, valuation of investments, and reserves for pending litigation. The application of these critical accounting estimates impacts the values at which 62% of the Company’s assets and 63% of the Company’s liabilities are reported at December 31, 2007 and, therefore, have a direct effect on net earnings and stockholders’ equity. For additional information, refer to Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Management has discussed the Company’s critical accounting policies and estimates, together with any changes therein, with the Audit Committee of the Company’s Board of Directors. The Company’s Audit Committee has also reviewed the disclosures contained herein.

Reserves for Property Casualty Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses payable are management’s best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances, historical trends, emergence patterns and settlement patterns. Reserves for reported losses are established on a case-by-case basis with the amounts determined by claims adjusters based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. Loss and loss adjustment expense reserves for incurred claims that have not yet been reported (IBNR) are estimated based primarily on historical emergence patterns with consideration given to many variables including statistical information, inflation, legal developments, storm loss estimates and economic conditions.

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

Reserves for Policyholder Benefits

Benefit reserves for traditional life products are determined according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 60, Accounting and Reporting by Insurance Enterprises. The methodology used requires that the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums (that portion of the gross premiums required to provide for all future benefits and expenses) be determined. Such determination uses assumptions, including provision for adverse deviation, for expected investment yields, mortality, terminations and maintenance expenses applicable at the time the insurance contracts are issued. These assumptions determine the level and the sufficiency of reserves. The Company annually tests the validity of these assumptions.

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

Valuation of Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. Fair values for fixed maturities, equity securities and short-term bonds are based on quoted market prices, except for $35.0 million of the structured notes portfolio on which a market quote is not readily available. These structured notes represent 2.7% of fixed maturities available for sale. Those fair values are based on pricing models, and are discussed further in the section titled Investments. The cost of investment securities sold is determined by using the first-in, first-out methodology. In some instances, the Company may use the specific identification method. The Company monitors its investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Declines resulting from broad market conditions or industry-related events, and for which the Company has the intent to hold the investment for a period of time believed to be sufficient to allow a market recovery or to maturity, are considered to be temporary. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future. Where a decline in fair value of an investment below its cost is deemed to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated net realizable value. As a result, writedowns of $15.0 million and $10.3 million were recorded in 2007 on equity securities and fixed maturities, respectively. During 2006, writedowns of $2.9 million and $20 thousand were recorded on equity securities and fixed maturities, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated summarized income statement information for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues
Property casualty insurance premium	$625,938	$604,242	$556,439
Life insurance premiums and policy charges	88,900	82,845	76,633

Total premiums and policy charges	$714,838	$687,087	$633,072

Net investment income	$94,805	$93,263	$94,932

Other income	$27,685	$28,386	$22,850

Total revenues	$836,225	$812,138	$756,905

Net income
Insurance operations
Property casualty insurance	$85,375	$85,034	$80,195
Life insurance	23,341	23,925	21,736

Total insurance operations	$108,716	$108,959	$101,931
Noninsurance operations	(1,332)	328	(38)
Net realized investment gains (losses), net of tax	(717)	2,211	3,933
Corporate	(13,159)	(5,610)	(6,792)

Net income	$93,508	$105,888	$99,034

Net income per share
- Basic	$1.16	$1.32	$1.24

- Diluted	$1.15	$1.30	$1.23

Weighted average shares outstanding
- Basic	80,612	80,346	80,141

- Diluted	81,664	81,211	80,713

Consolidated results of operations have been impacted by the following events in 2006 and 2007:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•	Effective January 1, 2006, a new life policy administration system was implemented with three new product offerings:

•	return of premium level term life

•	single premium non-qualified annuity

•	flexible premium non-qualified annuity

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company provided for a net charge of $3.5 million on a pretax basis and $2.3 million on an after tax basis or a $0.03 impact on diluted earnings per share. Subsequent recoveries of $815 thousand, on a pretax basis, were received during the first quarter of 2007.

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

•

During the third quarter of 2007, the Company recorded a loss through its investment in MidCountry Financial Corporation (MidCountry) resulting from the fraudulent misappropriation of principal payments by one of MidCountry’s third-party loan servicers. In addition, the Company was negatively impacted by increased loan loss reserves and charge-offs related to a portfolio of residential construction loans at MidCountry during the third and fourth quarters of 2007.

Revenues

Total premiums and policy charges increased $27.8 million, or 4.0%, in 2007 and $54.0 million, or 8.5%, in 2006.

Property Casualty Insurance Premiums

Property casualty insurance earned and written premiums for 2007 increased $21.7 million, or 3.6%, and $3.6 million, or 0.6%, respectively. In 2006, earned and written premiums increased $47.8 million, or 8.6%, and $33.6 million, or 5.7%, respectively. The following table shows the Company’s growth in earned and written premiums for 2007 and 2006:

	Earned Premium Growth		Written Premium Growth
	2007	2006	2007	2006
Personal Lines
Automobile	4.3%	10.4%	(0.1)%	8.7%
Homeowner[1]	10.4%	7.1%	7.1%	7.0%
Farmowner	4.3%	6.1%	1.4%	6.8%
Other	13.7%	2.9%	12.5%	2.4%

Total Personal Lines	6.3%	9.0%	2.3%	7.9%

Commercial Lines	46.2%	2.5%	36.5%	2.9%
Reinsurance Ceded	19.1%	55.4%	(311.5)%	23.1%
Reinsurance Assumed	(85.5)%	9.0%	(126.7)%	(26.9)%

Total	3.6%	8.6%	0.6%	5.7%

[1]	Homeowner includes Homeowner and Manufactured Home.

2007 Earned and Written Premium Growth: In the table above, premiums generated by Alliance, a new subsidiary of the Company, impact the relative growth rates of both earned and written premiums in personal and commercial lines. Declines in the reinsurance assumed earned and written premiums are primarily due to the termination of the Virginia Mutual quota share agreement.

The 4.3%, or $15.7 million, earned premium growth in the automobile line is mainly attributable to the addition of Alliance. Alliance contributed $10.3 million and AVIC contributed $2.5 million of the earned premiums increase. AIC’s and AGI’s growth for the automobile line was $2.9 million. Written premiums in the automobile line declined $526 thousand, or 0.1%. AVIC declined $9.6 million due to lower production and the Company’s anticipated exit from the Florida market during 2007. AIC’s and AGI’s written premiums increased slightly by $168 thousand with rate increases in the Georgia preferred and standard automobile lines in the first quarter of 2007. Offsetting these rate increases, were rate decreases in the Alabama preferred automobile line during the first quarter of 2006 and in the Alabama standard automobile line during the second quarter of 2007. Alliance contributed written premiums for the automobile line of $8.9 million.

AIC, AGI and Alliance have a broader line of insurance products. AIC’s and AGI’s homeowner line earned premium growth of $10.0 million and written premium growth of $6.0 million was impacted by three rate increases across both preferred and standard lines during 2006 as well as a manufactured home increase in the second quarter of 2007. The farmowner earned and written premium growth of $1.2 million and $399 thousand, respectively, was impacted by a rate increase in the last quarter of 2005. AIC and AGI other personal lines earned premiums increased $421 thousand and commercial lines earned premiums increased slightly at $51 thousand. Alliance contributed earned premiums for the homeowner line of $6.5 million, other personal lines of $1.8 million and commercial lines of $7.9 million and contributed written premiums for the homeowner lines of $5.7 million, other personal lines of $1.7 million and commercial lines of $6.5 million.

Reinsurance ceded earned premiums increased 19.1%, or $909 thousand, mainly due to increases in the Company’s catastrophe reinsurance premiums, increases in the working cover program and the addition of Alliance’s programs. Reinsurance assumed earned premiums decreased 85.5%, or $21.0 million, due to the commutation of the Virginia Mutual quota share reinsurance treaty and a $324 thousand decrease in the assumed premiums from the state of Texas through AVIC. These decreases are offset by a $604 thousand increase in involuntary markets assumed premium. The decreases in reinsurance ceded and assumed written premiums are primarily related to the commutation of the Virginia Mutual quota share reinsurance treaty.

2006 Earned and Written Premium Growth: The growth in the automobile line is attributable to the addition of AVIC to the pool. AVIC writes nonstandard auto business and contributed $29.0 million of the earned premium increase and $23.8 million of the written premium increase. AIC and AGI, which have a broader line of insurance products, contributed $18.5 million of the personal and commercial lines net increase in earned premiums and $19.8 million of the personal and commercial lines net increase in written premiums. AIC’s and AGI’s growth for the automobile line was $5.5 million for earned premiums and $6.4 million for written premiums with a slight rate decrease in the first quarter of 2006. The homeowner line earned premium growth of $10.5 million and written premium growth of $10.7 million was impacted by three rate increases across both preferred and standard lines during 2006 and 2005. The farmowner earned and written premium growth of $1.6 million and $1.8 million, respectively, was impacted by a rate increase in the last quarter of 2005. Other personal lines earned premium growth was $467 thousand and commercial lines earned premium growth was $427 thousand.

Reinsurance ceded earned premiums increased 55.4%, or $1.7 million, due to increases in the Company’s catastrophe reinsurance premiums. Reinsurance assumed earned premiums increased 9.0%, or $2.0 million, due to a $2.6 million increase in the assumed premiums from the state of Texas through AVIC offset by a $556 thousand decrease in the assumed reinsurance premiums from Virginia Mutual’s quota share reinsurance treaty. The 26.9% decrease in reinsurance assumed written premiums is related to Virginia Mutual being added to the pool in 2005 offset by increases in assumed written premiums in Texas.

Pooling Agreement: The property casualty subsidiaries of the Company are participants in the Pooling Agreement with the Mutual Group including Specialty. Under the Pooling Agreement, the Company’s property casualty subsidiaries along with other members of the Mutual Group cede their direct property casualty business, which includes premiums, losses and underwriting expenses to Mutual. Mutual retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Company’s share of the pool was 65% during 2007, 2006 and 2005; therefore, pooling did not impact premium growth. Because premiums are allocated according to the Pooling Agreement, policy count data is not applicable to the Company. Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements for additional detail of the Pooling Agreement.

Life Insurance Premiums and Policy Charges

Life insurance premiums and policy charges, net of eliminations, increased $6.1 million, or 7.3%, in 2007 and $6.2 million, or 8.1%, in 2006.

Life insurance premiums, net of eliminations, increased $4.7 million, or 10.3%, in 2007 and $4.9 million, or 11.9%, in 2006. The 2007 increase is primarily the result of an increase in term life premiums of $4.8 million and an increase of 6.4% in term life policies inforce year to date. The 2006 increase is primarily the result of an increase in term life premiums of $4.7 million and an increase of 7.8% in term life policies inforce year to date. The majority of the increase for 2007 and 2006 is attributable to the return of premium level term life product introduced during 2006.

Life insurance policy charges increased $1.3 million, or 3.6%, in 2007 and $1.3 million, or 3.7%, in 2006. The 2007 increase is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.3% in the number of universal life policies inforce. The 2006 increase of $1.3 million is primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.3% in the number of universal life policies inforce. The persistency ratio for life business was 90.7% at December 31, 2007 and 2006. Persistency, a non-GAAP financial measure, represents the ratio of the annualized premiums of policies inforce at December 31, 2007 and 2006 as a percentage of the annualized premiums paid at December 31, 2007 and 2006, respectively. There is no comparable GAAP measure for annualized premium. The following table shows the growth in policies inforce and inforce annualized premium, on a statutory accounting basis, for 2007 and 2006:

	Policies Inforce Growth		Inforce Annualized Premium Growth
	2007	2006	2007	2006
Universal Life	0.3%	0.3%	1.6%	1.7%
Universal Life—COLI	66.2%	4.2%	(13.0)%	0.7%
Interest Sensitive Life	1.3%	1.7%	1.3%	1.4%
Traditional Life	4.3%	1.7%	11.0%	12.9%
Group Life	0.1%	0.6%	20.0%	(1.7)%
Annuities	40.4%	100.0%	54.6%	100.0%

Total	3.3%	1.4%	3.6%	5.2%

2007 Policies Inforce Growth and Inforce Annualized Premiums Growth: Policies inforce grew for all lines in 2007. The 4.3% increase in traditional life was the result of increases in the new level term product and in the direct mail product. Inforce annualized premium growth was 3.6%, with the largest increase in traditional life at 11.0%, or $5.2 million. Inforce annualized premium growth for annuities increased 54.6%, or $769 thousand, with an inforce growth of 40.4%. Policies inforce growth for the COLI plan was 66.2% in 2007. This increase represents additional coverage for the same group of employees due to the Pension Protection Act of 2006. Paid annualized premiums decreased 13.0% as the demographics of the group covered changed.

2006 Policies Inforce Growth and Inforce Annualized Premium Growth: Policies inforce grew for all lines in 2006. The slight increase in traditional life was the result of increases in new product offerings offset by a decline in the direct mail product. The policies inforce and inforce annualized premium growth for annuities is due to new product offerings in 2006. Inforce annualized premium growth was 5.2%, with the largest increase in traditional life at 12.9%, or $5.4 million.

Net Investment Income

Net investment income increased $1.5 million, or 1.7%, for 2007 due to increases in interest income on fixed maturities, short-term investments and partnership income. Offsetting these increases was a decrease of $8.7 million in equity in net earnings (after internal capital charge) of MidCountry for 2007 as well as a decrease in dividend income on equity securities. In addition, Alliance contributed $2.1 million of the 2007 increase. Net investment income decreased $1.7 million, or 1.8%, during 2006 due to the $3.5 million increase in net loan losses as a result of collateral loans written off, increased interest costs on commercial paper and notes payable, declines in partnership income offset by increases in interest income on fixed maturities, dividend income on equity securities and interest income on collateral loans and short-term investments. Positive cash flows resulted in an increase in total invested assets, including investments in affiliates, of 4.0% and 6.2% in 2007 and 2006, respectively.

Other Income

Other income decreased $701 thousand, or 2.5%, in 2007 mainly due to decreases in Vision’s commission income and AVIC’s policy fee income. Offsetting these decreases is a $1.1 million gain recognized from the purchase of Alliance. The Company considers the amount to not be material to income; therefore, the gain was recorded as other income in the first quarter of 2007. Other income increased $5.5 million, or 24.2%, in 2006 due to increases in fee income from AVIC and commission income from Vision.

Net Income

Property Casualty Insurance

Operating income for the property casualty subsidiaries increased $341 thousand, or 0.4%, in 2007 and $4.8 million, or 6.0%, in 2006. In 2007, earned premiums increased 3.6%, or $21.7 million, with a 2.5%, or $1.8 million, increase derived from the nonstandard automobile market, which includes AVIC and Specialty, a 21.0%, or $4.4 million, increase from Alliance and the remainder of $15.5 million from the Alabama, Georgia and Mississippi preferred and standard markets. In 2006, earned premiums increased 8.6%, or $47.8 million, with a 95.9%, or $34.5 million, increase derived from the nonstandard automobile market and a 2.8%, or $13.9 million, increase derived from the Alabama, Georgia and Mississippi preferred and standard markets. These increases were offset by a decrease of 2.6%, or $556 thousand, in earned premiums derived from Virginia Mutual.

Property casualty losses and related expenses increased 4.3%, or $16.3 million, in 2007 due to a 0.4% increase in the loss ratio offset by a slight 0.1% decrease in the loss adjustment expense (LAE) ratio. In 2006, property casualty losses and related expenses increased 6.1%, or $21.8 million. The loss ratio decreased 2.1% and the LAE ratio increased 0.7%. Operating expenses also increased 4.5%, or $7.6 million, and 18.3%, or $26.0 million, in 2007 and 2006, respectively. The property casualty subsidiaries’ return on average equity for the trailing twelve-month period ended December 31, 2007 was 16.4% compared to 17.2% for 2006. Return on average equity, a non-GAAP financial measure, is defined as net income divided by the simple average of beginning and ending stockholder’s equity.

Life Insurance

Life insurance operating income decreased $584 thousand, or 2.4%, in 2007 as a result of increases in life benefits, amortization of deferred acquisition costs and other operating expenses offset by a 6.7% increase in revenue and a decrease in the mortality ratio. The mortality ratio was 88% of expected for 2007 compared to 104% of expected for 2006. Mortality, a non-GAAP financial measure, represents the ratio of actual to expected death claims. Therefore, the Company experienced more favorable financial results when compared to 2006 due to the lower mortality ratio. The 6.7% revenue increase consisted of premiums and policy charge growth of 7.5% and net investment income growth of 5.5%. Amortization of deferred acquisition costs increased $2.3 million, or 19.5%, during 2007 when compared to 2006. The increase is primarily due to the effect of adopting SOP 05-1 on January 1, 2007, with the majority of the impact associated with a return of premium product conversion program during the first quarter. Under the new guidance, for internal replacements of insurance products deemed by the Company to be significant and integrated, as defined by the statement, the unamortized balance of acquisition costs previously deferred under the original contract is charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income. During 2007, $2.2 million of acquisition costs previously deferred were charged to income.

In 2006, Life insurance operating income increased $2.2 million, or 10.1%, as a result of premiums and policy charges growth of 8.1% and net investment income growth of 10.9% offset by an increase in the mortality ratio to 104% of expected for 2006 compared to 96% of expected for 2005. Therefore, for 2006, the Company experienced less favorable financial results when compared to the same period in 2005 due to the higher mortality ratio.

Noninsurance

Noninsurance operating income decreased $1.7 million to an operating loss of $1.3 million for 2007 compared to an operating profit of $328 thousand for 2006. Agency operations decreased operating income by $1.2 million due to declines in production at Vision; loan operations, including MidCountry, decreased operating income by $2.3 million due to equity-method investment losses; commercial leasing operations increased operating income by $786 thousand; and ABC increased operating income by $974 thousand.

Noninsurance operating income increased $366 thousand to an operating profit of $328 thousand for 2006. Agency operations increased operating income by $2.8 million due to increases in Vision’s operations; loan operations decreased operating income by $2.8 million due to increases in loan losses; commercial leasing operations increased operating income by $263 thousand; and ABC increased operating income by $91 thousand.

Net Realized Investment Gains (Losses)

Net realized investment gains, net of tax, decreased $2.9 million during 2007 to a net realized investment loss, net of tax, of $717 thousand as a result of increased writedowns on fixed maturities and equity securities and losses on tax credit partnerships offset by increased gains on sales of fixed maturities and equity securities. On a pretax basis, writedowns increased from $2.9 million in 2006 to $25.4 million in 2007. The increase in writedowns is due to other than temporary impairments in fixed maturities, including collateralized debt obligations (CDOs), and equity securities. Net realized investment gains, net of tax, declined $1.7 million, or 43.8%, for 2006 as a result of increased losses on tax credit partnerships. On a pretax basis, writedowns increased from $2.1 million in 2005 to $2.9 million in 2006.

Corporate

Corporate expenses increased $7.5 million in 2007 and decreased $1.2 million in 2006. Current year results were impacted by increases in borrowing costs and accounting fees as well as increases in legal and other expenses related to the privatization of the Company (refer to Note 21 – Privatization of the Company in the Notes to Consolidated Financial Statements). Prior year results were impacted by a change in the Company’s tax allocation agreement offset by increased costs on the Company’s short-term borrowings and increases in legal and accounting fees.

Net income declined 12.2% on a per share diluted basis in 2007 compared to 2006 and improved 6.3% on a similar basis in 2006 compared to 2005.

PROPERTY CASUALTY INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s property casualty insurance subsidiaries, AIC, AGI, AVIC and Alliance, for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Earned premiums
Personal lines	$602,788	$567,208	$519,874
Commercial lines	25,274	17,289	16,862
Reinsurance ceded	(5,667)	(4,758)	(3,063)
Reinsurance assumed	3,543	24,503	22,766

Total earned premiums	$625,938	$604,242	$556,439

Net underwriting income	$53,699	$55,922	$55,871

Loss ratio	58.4%	58.0%	60.1%
LAE ratio	4.9%	5.0%	4.3%
Expense ratio	28.1%	27.8%	25.5%
GAAP basis combined ratio	91.4%	90.8%	90.0%
Underwriting margin	8.6%	9.2%	10.0%

Net investment income	$45,413	$39,417	$40,200

Other income and fees	$14,540	$13,650	$9,621

Pretax operating income	$113,652	$108,989	$105,692

Operating income, net of tax	$85,375	$85,034	$80,195

Net realized investment gains (losses), net of tax	$266	$(3,110)	$121

Net income	$85,641	$81,924	$80,316

2007 Compared to 2006

Results of operations for this segment have been impacted by the following events in 2007:

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

Property casualty insurance earned premiums increased $21.7 million, or 3.6%, during 2007 with AVIC contributing $2.1 million and AIC and AGI contributing $14.8 million of the increase. Alliance earned premiums also increased in 2007 to $25.7 million compared to the Virginia Mutual quota share amount of $20.8 million in 2006.

AVIC earned premiums are reported in the table above as $51.7 million of personal lines, $143 thousand of reinsurance ceded and $2.8 million of reinsurance assumed premiums for 2007 and $49.3 million of personal lines, $80 thousand of reinsurance ceded and $3.1 million of reinsurance assumed premiums for 2006.

Alliance earned premiums are reported as $18.6 million of personal lines, $7.9 million of commercial lines, $1.1 million of reinsurance ceded and $244 thousand of reinsurance assumed premiums in the table above for 2007. The Virginia Mutual quota share earned premiums are reported as $401 thousand of reinsurance ceded and $21.2 million of reinsurance assumed premiums for 2006.

AIC and AGI contributed $14.8 million of earned premiums growth in 2007. The growth from AIC and AGI is related to increases in personal lines. During 2007, AIC’s and AGI’s earned premiums for homeowner and manufactured home increased $10.0 million, or 6.3%, automobile increased $2.9 million, or 0.9%, and farmowner increased $1.2 million, or 4.3%. In addition, there were increases in other personal lines of $421 thousand and a slight increase in commercial lines of $51 thousand with an increase in ceded catastrophe premiums and working cover premiums of $347 thousand. In addition, reinsurance assumed premiums increased $360 thousand.

The overall loss ratio increased 0.4% from 58.0% in 2006 to 58.4% in 2007 with a decline of 0.1% in catastrophe losses. The loss ratio for AIC and AGI increased from 57.3% as of December 31, 2006 to 57.6% as of December 31, 2007. The loss ratio for 2007 related to AVIC business was 73.1% and Alliance was 46.5%, which represents 8.3% of the overall loss ratio of 58.4%. For 2006, the loss ratio for AVIC was 64.6% and Virginia Mutual was 57.9%, which represents 7.6% of the overall loss ratio of 58.0%.

The overall loss ratio includes 2.2% of catastrophe losses in 2007 and 2.3% in 2006. The Company had $13.9 million in gross catastrophe losses during 2007 due to severe weather occurring in the first quarter compared to $13.8 million in similar losses in the first and second quarters of 2006. The effect of claims from these events impacted underwriting results by $0.11 per share, after taxes, in both 2007 and 2006. The Company’s allocated share of catastrophe losses is described in Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements under the section Catastrophe Protection Program.

The 0.1% decrease in the overall LAE ratio for 2007 is mainly attributable to an AIC and AGI decrease of 0.3% offset by increases in both AVIC’s and Alliance’s LAE ratios. AVIC impacted the LAE ratio by 1.1% in 2007 compared to 1.0% in 2006, and Alliance impacted the current year ratio by 0.2%. Technology costs impacted the LAE ratio by 0.1% in 2007 and 2006.

For 2007, the expense ratio was impacted 3.2% by AVIC’s expense structure and 1.5% by Alliance, 0.3% by SFAS No. 123(R) and 0.6% due to technology costs. For 2006, the expense ratio was impacted 3.4% by AVIC, 1.2% by Virginia Mutual, 0.3% with the adoption of SFAS No. 123(R) and 0.7% due to technology costs.

The overall higher expense structures of AVIC and Alliance, the impact of SFAS No. 123(R), technology costs and an increased overall loss ratio produced an underwriting margin of 8.6% in 2007, compared with an underwriting margin of 9.2% in 2006. Underwriting margin, a non-GAAP financial measure, represents the percentage of each premium dollar earned which remains after losses, loss adjustment expenses and other operating expenses.

Net investment income increased $6.0 million, or 15.2%, for 2007, as a result of increases in interest income on fixed maturities, short-term investment income and partnership income. In addition, the Company’s newly capitalized subsidiary, Alliance, contributed $2.1 million of the increase.

Other income and fees increased $890 thousand, or 6.5%, for 2007 mainly due to a gain of $1.1 million recognized in the first quarter of 2007 from the purchase of Alliance. The Company considers the amount to not be material to income; therefore, the gain was recorded as other income in the first quarter of 2007.

For 2007, pretax operating income increased $4.7 million and operating income, net of tax, increased $341 thousand when compared to 2006. The effective tax rate increased from 22.0% in 2006 to 24.9% in 2007. The tax rate for both 2007 and 2006 was impacted by increases in investments in affordable housing tax credits. The tax rate for 2006 was also impacted by a release of reserves for uncertain tax positions.

Net realized investment gains (losses), net of tax, increased $3.4 million during 2007 as a result of increased gains on fixed maturities and equity securities offset by losses on tax credit partnerships and increased writedowns on fixed maturities and equity securities. Pretax net realized investment gains increased $3.1 million and $5.0 million for fixed maturities and equity securities, respectively. On a pretax basis, writedowns increased from $796 thousand in 2006 to $3.2 million in 2007.

Net income increased $3.7 million, or 4.5%, during 2007 compared to an increase in net income of $1.6 million, or 2.0%, in 2006.

At December 31, 2007, the Company’s property casualty subsidiaries’ Adjusted Capital calculated in accordance with National Association of Insurance Commissioners (NAIC) Risk-Based Capital (RBC) guidelines was $508.9 million compared to the Authorized Control Level (Required) RBC of $33.5 million. These statutory measures serve as a benchmark for the regulation of an organization’s solvency by state insurance regulators.

2006 Compared to 2005

Results of operations for this segment have been impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

Property casualty insurance earned premiums increased $47.8 million, or 8.6%, during 2006 with AVIC contributing $31.5 million and AIC and AGI contributing $16.9 million of the increase. Virginia Mutual earned premiums decreased slightly to $20.8 million for 2006 compared to $21.4 million for 2005.

AVIC’s increase is a result of all nine states being active during 2006 and overall production increases. AVIC and Virginia Mutual premiums are reported as $49.3 million of personal lines earned premiums, $481 thousand of reinsurance ceded earned premiums and $24.3 million of reinsurance assumed earned premiums in the table above for 2006 and $20.0 million of personal lines, $389 thousand of reinsurance ceded and $22.6 million of reinsurance assumed premiums for 2005.

AIC and AGI contributed $16.9 million of earned premiums growth during 2006. The growth from AIC and AGI is related to increases in personal lines. During 2006, earned premiums for homeowner and manufactured home increased $10.5 million, or 7.1%, automobile increased $5.5 million, or 1.8%, farmowner increased $1.6 million, or 6.1%. In addition, there was a slight increase in other lines offset by increases in ceded catastrophe premiums and working cover premiums of $1.6 million.

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

For 2006, pretax operating income increased $3.3 million and operating income, net of tax, increased $4.8 million as a result of a decrease in the effective tax rate from 24.1% to 22.0%. The tax rate for 2005 was impacted by the Company’s tax allocation agreement and an increase in investment in affordable housing tax credits. The tax rate for 2006 was impacted by a change in the Company’s tax allocation agreement, the release of a reserve for uncertain tax positions and an increase in investment in affordable housing tax credits. The uncertain tax position release resulted from the closing of tax years 1999 through 2001, which were under audit by the Internal Revenue Service.

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

LIFE INSURANCE OPERATIONS

The following table sets forth summarized financial information for the Company’s life insurance subsidiary, Life, for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Premiums and policy charges
Traditional life insurance premiums	$50,358	$45,526	$40,617
Group life insurance premiums	528	493	517
Universal life policy charges	22,554	21,695	20,803
Universal life policy charges—COLI	4,201	4,018	3,812
Interest sensitive life policy charges	11,403	11,113	10,884
Annuity policy charges	2	—	—

Total premiums and policy charges	$89,046	$82,845	$76,633

Net investment income	$59,644	$56,527	$50,963

Benefits and expenses	$103,667	$93,422	$87,841

Amortization of deferred policy acquisition costs	$14,187	$11,868	$9,277

Pretax operating income	$30,836	$34,082	$30,478

Operating income, net of tax	$23,341	$23,925	$21,736

Net realized investment gains (losses), net of tax	$(735)	$5,373	$3,837

Net income	$22,606	$29,298	$25,573

2007 Compared to 2006

Results of operations for this segment have been impacted by the following events in 2007:

•	On January 1, 2007, the Company adopted SOP 05-1.

Life’s premiums and policy charges increased $6.2 million, or 7.5%, in 2007 compared to $6.2 million, or 8.1%, in 2006.

Life insurance premiums increased $4.9 million, or 10.6%, in 2007 compared to $4.9 million, or 11.9%, in 2006. This growth is attributable to increases in term life premiums of $4.8 million in 2007 and an increase of 6.4% in term life policies inforce year to date. During January 2006, Life began offering a return of premium level term product which contributed the majority of the increase in life insurance premiums during 2007 and 2006.

Life insurance policy charges increased $1.3 million, or 3.6%, in 2007 and $1.3 million, or 3.7%, in 2006 primarily due to an increase in universal life policy charges resulting from increases in fund balances that the charges are assessed against along with a slight increase of 0.3% in the number of universal life policies inforce. In addition, interest sensitive policy charges increased with a 1.3% increase in the number of interest sensitive life policies inforce.

On a statutory accounting basis, issued annualized new business premiums decreased by 6.2% to $16.7 million with a total volume of $3.7 billion of insurance being issued in 2007. The new product offerings in 2006 contributed as follows in 2007: return of premium level term – 5,152 policies issued, $3.7 million of issued annualized new business premiums and volume of $928.1 million of insurance issued; annuities – 29 policies issued and $778 thousand of issued annualized new business premium.

Total life insurance inforce as of December 31, 2007 increased $1.8 billion, with term insurance increasing $1.4 billion, or 11.6%, compared to 2006. Annualized premiums for inforce business increased 3.6%, or $4.8 million, with term insurance increasing 12.5%, or $4.8 million. Policies inforce increased 3.3% in 2007 compared to 2006. The persistency ratio for life business was 90.7% at December 31, 2007 and 2006.

The mortality ratio decreased to 88% of expected in 2007 from 104% of expected in 2006. Benefit and claims expense increased 7.0%, or $5.5 million, as a result of reserve increases and benefits interest expense. Operating expenses increased $4.7 million in 2007 with SFAS No. 123(R) expense decreasing $31 thousand to $235 thousand in 2007, legal and consulting expenses increasing $2.9 million due to net legal reserve reductions of $2.2 million in 2006 and increases in expenses related to the new policy administration system of $48 thousand. Also affecting 2007 was a net impairment charge of $691 thousand for an abandonment of software being developed for Life’s new policy administration system.

Amortization of deferred policy acquisition costs increased $2.3 million, or 19.5%, in 2007 compared to 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods and the current period effects of the return of premium conversion program after the adoption of SOP 05-1 as previously discussed in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Invested assets, including investments in affiliates, increased 3.4% since December 31, 2006, while net investment income increased $3.1 million, or 5.5%. Interest on short-term investments increased $2.5 million, or 142.9%, during 2007. Net realized investment gains (losses), net of tax, decreased $6.1 million, or 113.7%, in 2007 as a result of increased writedowns on fixed maturities and equity securities offset by increased net gains on fixed maturities and equity securities. On a pretax basis, writedowns increased from $2.1 million in 2006 to $22.2 million in 2007. Pretax net gains on fixed maturities and equity securities increased $1.6 million and $8.9 million, respectively, in 2007.

Life’s operating income, net of tax, decreased 2.4%, or $584 thousand, and net income decreased 22.8%, or $6.7 million, in 2007. The decrease in net income results primarily from the decrease in net realized investment gains of $6.1 million. Net income increased 14.6%, or $3.7 million, in 2006, resulting from increases in operating income and net realized investment gains, net of tax, of 10.1% and 40.0%, respectively.

At December 31, 2007, the life subsidiary’s Adjusted Capital calculation in accordance with NAIC RBC guidelines was $222.2 million compared to the Authorized Control Level (Required) RBC amount of $15.1 million.

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

On a statutory accounting basis, issued annualized new business premiums increased by 29.0% to $17.8 million with a total volume of $3.4 billion of insurance being issued in 2006. The new product offerings for 2006 contributed as follows: return of premium level term – 6,329 policies issued, $4.6 million of issued annualized new business premiums and volume of $1.1 billion of insurance issued; annuities – 57 policies issued and $1.4 million of issued annualized new business premium.

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

The mortality ratio increased to 104% of expected in 2006 from 96% of expected in 2005. The result was an increase of $5.3 million in benefits and claims expense for 2006. Operating expenses have increased $158 thousand for 2006 with SFAS No. 123(R) adding $266 thousand and the new policy administration system adding $2.4 million offset by decreases in legal costs of $2.5 million primarily due to net legal reserve reductions of $2.2 million. Amortization of deferred policy acquisition costs have increased in 2006 as a result of growth in deferred costs related to consistent new business production increases in prior periods.

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

Operating income, net of tax, increased 10.1% during 2006 and net income increased 14.6%, or $3.7 million. With an increase in realized investment gains in 2006, net income increased 14.6% compared to a decrease in net income of 4.0% in 2005, which was the result of a 51.3% decrease in realized investment gains in 2005.

At December 31, 2006, the life subsidiary’s Adjusted Capital calculation in accordance with NAIC RBC guidelines was $215.3 million compared to the Authorized Control Level (Required) RBC amount of $12.9 million.

NONINSURANCE OPERATIONS

The following discussion relates to the Company’s noninsurance subsidiaries, Financial, Vision, AAM, AAG and ABC.

2007 Compared to 2006

Results of operations for this segment have been impacted by the following events in 2007:

•

During the third quarter of 2007, the Company recorded a loss through its investment in MidCountry resulting from the fraudulent misappropriation of principal payments by one of MidCountry’s third-party loan servicers. In addition, the Company was negatively impacted by increased loan loss reserves and charge-offs related to a portfolio of residential construction loans at MidCountry during the third and fourth quarters of 2007.

Noninsurance operating income decreased $1.7 million to an operating loss of $1.3 million in 2007 compared to an operating profit of $328 thousand for 2006. Noninsurance produced a net loss of $1.4 million for 2007 compared to net income of $277 thousand in 2006. Included in operating expenses for this segment is $175 thousand of SFAS No. 123(R) expense for 2007 compared to $142 thousand for 2006.

Agency operations for the year produced a decrease in net income of $1.1 million with all of the decrease attributable to a decline in production at Vision. In 2007, Vision generated net income of $1.5 million compared to net income of $2.7 million in 2006. AAM and AAG contributed $99 thousand and $72 thousand in operating income in 2007 and 2006, respectively.

Loan operations in Financial, including MidCountry, produced an operating loss of $2.0 million for 2007 compared to an operating profit of $308 thousand for 2006. During the first quarter of 2007, $815 thousand was received in loan loss recoveries related to the 2006 write-off in Financial’s portfolio. This was offset by a net loss in MidCountry equity earnings of $4.6 million for 2007. During the second quarter of 2006, loans totaling $5.5 million were written off in Financial’s portfolio as a result of fraudulent activity by one agent. These write-offs were offset by $2.0 million of insurance recoveries recorded in the third quarter of 2006. In addition, loan operations declined over the past twelve months with a 5.6% decrease in the loan portfolio due to more competitive interest rates and more conservative underwriting practices based on economic conditions. The loan portfolio yield increased to 8.11% from 7.88% with an average delinquency ratio of 3.12%.

Financial’s equity in net earnings (after internal capital charge) of MidCountry decreased $8.7 million during 2007. The decrease is primarily a result of increases in loan loss reserves and charge-offs related to a portfolio of residential construction loans purchased from a third party and MidCountry’s share of a fraud loss resulting from the failure of a third party servicer to remit loan payments and payoffs from loans they were servicing. Amounts and timing of potential fraud recoveries, if any, by MidCountry cannot be estimated at this time. The carrying value increased 39.1% with an additional investment of $26.6 million during May 2007 for Financial to maintain its approximate original ownership in the entity.

Commercial lease operations in Financial produced a net loss of $1.1 million in 2007 compared to a net loss in 2006 of $1.9 million. Net losses are a result of servicing fee expenses, legal expenses and interest costs.

ABC had operating income of $133 thousand in 2007 compared to an operating loss of $840 thousand for 2006. The increase of $973 thousand is a result of decreased interest expense.

2006 Compared to 2005

Results of operations for this segment have been impacted by the following events in 2006:

•	On January 1, 2006, the Company adopted SFAS No. 123(R).

•

During the second quarter of 2006, management discovered fraudulent activity occurring within Financial. The misconduct was determined to be limited to the acts of a single person. As a result, the Company provided for a net charge of $3.5 million on a pretax basis and $2.3 million on an after tax basis or a $0.03 impact on diluted earnings per share. Subsequent recoveries of $815 thousand, on a pretax basis, were received during the first quarter of 2007.

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

2007 Compared to 2006

Corporate expenses, including the impact of eliminations, increased $7.5 million during 2007 due primarily to increases in borrowing costs and accounting fees as well as increases in legal and other expenses related to the privatization of the Company (refer to Note 21 – Privatization of the Company in the Notes to Consolidated Financial Statements). The Company’s borrowing costs increased $600 thousand in 2007 due to fluctuations in interest rates and the outstanding debt balance throughout the year. The weighted average interest rate at December 31, 2007 was 5.07% with corporate debt decreasing from $97.0 million at December 31, 2006 to $94.9 million at December 31, 2007. Included in the operating results for this segment is $85 thousand of SFAS No. 123(R) expense for 2007 compared to $94 thousand in 2006.

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

INVESTMENTS

The Company has historically produced positive cash flow from operations which has resulted in increasing amounts of funds available for investment and, consequently, higher investment income. Investment income is also affected by investment yields. Information about cash flows, total invested assets, including investments in affiliates, and yields are presented below for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Increase (decrease) in cash flow from operations	(3.3)%	8.3%	(5.5)%
Increase in invested assets since January 1, 2007, 2006 and 2005	4.0%	6.2%	7.9%
Investment yield rate	5.4%	5.7%	6.0%
Increase (decrease) in net investment income	1.7%	(1.8)%	6.2%

As a result of the overall positive cash flows from operations, total invested assets grew 4.0% since December 31, 2006. The decrease in cash flow from operations in 2007 was primarily due to decreases in property casualty production offset by the effects of the termination of the quota share agreement between Virginia Mutual and Fire along with Alliance becoming a participant in the intercompany property casualty insurance pooling agreement. The premium collection from the COLI plan in the life insurance subsidiary provided positive cash flow in the first quarter of both periods. During 2007, the Company decreased its investment in fixed maturity securities by $129.0 million despite Alliance contributing an increase of $22.1 million. The Company also decreased its investment in equity securities by $8.4 million during 2007. Financial invested an additional $26.6 million in its equity-method investment in MidCountry during the second quarter along with a $3.0 million investment in MidCountry preferred stock in the third quarter. Short-term investments increased $245.3 million.

The Company’s 1.7% increase in net investment income for 2007 compares favorably to a decline of 1.8% in net investment income for 2006 due to increases in interest income on fixed maturities, short-term investments and partnership income. Offsetting these increases is a decrease of $8.7 million in equity in net earnings (after internal capital charge) of MidCountry for 2007. Alliance contributed $2.1 million to the increase in net investment income during 2007. The decline in 2006 was the result of the write-off of loans in Financial’s portfolio, increased borrowing costs, reduced income from the equity-method investment in MidCountry and lower partnership earnings. These items were partially offset by increased earnings on fixed maturities, equity securities and short-term investments.

The overall investment yield rate, calculated using amortized cost, declined during 2007 to 5.4%. The Company had net realized investment losses, before income taxes, of $1.1 million in 2007 compared to net realized investment gains of $3.4 million during the same period in 2006. These losses are primarily from writedowns of fixed maturities and equity securities and realized losses on tax credit partnerships offset by gains on sales of equity securities.

Investments (Other than Investments in Affiliates)

The composition of the Company’s investment portfolio is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
Fixed maturities
Taxable
Mortgage-backed securities	25.4%	27.4%
Asset-backed securities	2.7%	4.1%
U.S. Treasury securities	1.1%	0.5%
U.S. government and corporate agencies	11.5%	11.0%
Obligations of states and political subdivisions	3.3%	3.6%
Corporate bonds	8.1%	9.4%

Total taxable	52.1%	56.0%
Tax exempts	10.6%	16.2%

Total fixed maturities	62.7%	72.2%

Equity securities	4.3%	5.6%
Policy loans	3.3%	3.2%
Collateral loans	5.8%	6.4%
Other long-term investments	4.1%	4.3%
Short-term investments	19.8%	8.3%

Total	100.0%	100.0%

The majority of the Company’s investment portfolio consists of fixed maturities that are diverse as to both industry and geographic concentration. In 2007, the overall mix of investments shifted due to the purchase of Alliance and additional investments in short-term investments from the sales of fixed maturities and equity securities.

The rating of the Company’s portfolio of fixed maturities using the Standard & Poor’s rating categories is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
AAA to A-	93.9%	93.7%
BBB+ to BBB-	5.1%	5.7%
BB+ and below (below investment grade)	0.8%	0.4%
Not rated	0.2%	0.2%

	100.0%	100.0%

At December 31, 2007, all securities in the fixed maturity portfolio, with the exception of a single investment of $3.0 million, were rated by an outside rating service. The Company considers bonds with a quality rating of BB+ and below to be below investment grade or high yield bonds (also called junk bonds).

At December 31, 2007, 40.5% of fixed maturities were mortgage-backed securities. Such securities are comprised of Collateral Mortgage Obligations (CMOs) and pass through securities. Based on reviews of the Company’s portfolio of mortgage-backed securities, the impact of prepayment risk on the Company’s financial position and results from operations is not believed to be significant. These risks are discussed in more detail in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2007, the Company’s total portfolio of fixed maturities had gross unrealized gains of $21.4 million and gross unrealized losses of $22.2 million. Primarily all securities are priced by nationally recognized pricing services with $124.3 million, or 9.5%, priced by broker/dealers securities firms. Those that are not are limited to a portion of the structured notes portfolio (primarily the collateralized debt obligations), which are valued using pricing models, and the single investment mentioned above. During 2007, the Company sold

$176.3 million in fixed maturities available for sale. These sales resulted in gross realized gains of $8.1 million and gross realized losses of $3.4 million. During 2006, the Company sold $101.7 million in fixed maturities available for sale. These sales resulted in gross realized gains of $1.2 million and gross realized losses of $1.3 million.

The Company has five positions in CDOs purchased as principal protected AAA rated bonds, with a par value of $29.7 million and a fair value of $23.4 million at December 31, 2007. U.S. Treasury securities make up approximately 95% of the book value at December 31, 2007. In estimating fair values, the Company used a valuation approach based on Intex analytic software to predict future cash flow streams. Cash flow models for CDOs also use management’s judgment based on expectations of the assumptions market participants would use in pricing the assets in current market transactions and information received regarding future cumulative default rates, recovery rates, and a discount rate determined as the risk-free treasury rate at the time of purchase plus a risk spread. The risk spread was equal to a BBB bond. Any variation in cash flow assumptions would have an effect on the valuation. However, at December 31, 2007 the total CDO exposure was $1.3 million, or 0.1% of total invested assets. In addition the Company has one structured note on which the fair value was based on evaluations of underlying bond downgrades and internal assumptions about future default rates. The fair value of this security at December 31, 2007 was $11.6 million. Fair values of these six structured securities at December 31, 2006, when the market had potential for trading of these bonds, were based on broker quotes.

It is the Company’s policy to write down securities for which declines in value have been deemed to be other than temporary. The amount written down represents the difference between the cost or amortized cost and the fair value at the time of determining the security was impaired. Quarterly reviews are conducted by the Company to ascertain which securities, if any, have become impaired in value. During quarterly reviews in 2007, the Company evaluated its exposure to subprime mortgage-related risks. The Company does not own direct investments in subprime mortgage loans, or have investments in subsidiary, controlled and affiliated entities with subprime-related risk. Exposure to subprime mortgage-related risk in fixed income securities is limited to investments in CDOs with underlying subprime mortgage exposure. Careful consideration is given in determining the Company’s exposure to subprime mortgage-related risk through analysis of the quality of collateral, rating downgrades, deterioration or loss of credit support, time period in which there has been a decline in value, changes in cash flow, and the Company’s ability and intent to hold the security until full value is recovered. Unrealized losses due to asset valuation changes at December 31, 2007 and 2006 were due to changes in interest rates and not credit quality. Realized losses were taken on those securities in which the Company had determined a decline in credit value of the underlying support had occurred. The Company has investments in four publicly traded equity securities of financial institutions that have been adversely affected by the current credit market. These equity securities were written down to their respective fair values at December 31, 2007. The Company determined that writedowns of $6.5 million and $3.4 million were warranted for other than temporary impairments in the CDO portfolio and the equity portfolio, respectively, related to exposure to the subprime lending market, during the second half of 2007. Based on evaluations of the outstanding portfolio and the Company’s ability to manage its exposure to the subprime market, the Company does not believe its financial condition, results of operations, or liquidity will be materially adversely affected by any further involvement with the subprime market.

Investments in securities entail general market risk as well as company specific risk. During 2007, the Company wrote down fourteen bond issues, including structured securities, totaling $10.3 million and twenty-seven equity securities, including the four subprime exposures, totaling $15.0 million for which declines in value were deemed to be other than temporary. During 2006, the Company wrote down one bond issue totaling $20 thousand and nine equity securities totaling $2.9 million for which declines in value were deemed to be other than temporary. There were no non-performing bonds included in the portfolio at either December 31, 2007 or December 31, 2006.

Of the Company’s $22.2 million in gross unrealized losses on fixed maturities available for sale, $18.9 million, or 85.4%, are related to mortgage-backed securities, $1.4 million, or 6.2%, to asset-backed securities, $1.1 million, or 4.8%, to corporate securities, $553 thousand, or 2.5%, to obligations of states and political subdivisions and $251 thousand, or 1.1%, to obligations of United States government corporations and agencies. At December 31, 2007, unrealized losses of $7.0 million existed on equity securities directly owned by the Company. Of this amount, the greatest concentrations of gross unrealized losses were in the financial, information technology, consumer discretionary, energy and healthcare sectors where the Company had losses of $3.2 million, $1.4 million, $938 thousand, $771 thousand and $624 thousand, respectively. In assessing each security, the Company analyzes the industry and earnings trends of the underlying issuer, the length of time the security has continuously been in a loss position and the magnitude of the loss in comparison to its cost. Generally, the Company writes down securities that, based on its review, appear to be other than temporarily impaired. Due to the subjectivity of the writedown process, there are risks and uncertainties that could impact the Company’s future earnings and financial position. If recoveries in the price of securities fail to materialize, the Company’s earnings and financial position will be negatively impacted. The Company’s investment philosophy is one that generally looks for long-range growth based on the Company’s willingness and ability to hold investments for extended periods of time.

Seven equity securities with unrealized losses of $4.2 million had experienced a reduction of at least 20% in value at the end of 2007. Of these equity securities in loss positions, each had been in a loss position for less than three months. Four fixed maturities with unrealized losses of $3.3 million had experienced a reduction in value of at least 20% at the end of 2007 and had been in a loss position for longer than three months but less than six months. The Company’s general practice is to re-evaluate any security written down on a periodic basis in order to determine whether additional impairment has occurred.

The Company monitors its level of investments in high yield fixed maturities and its level of equity investments in companies that issue high yield debt securities. Management believes the level of such investments is not significant to the Company’s financial condition. At December 31, 2007, the Company held below investment grade fixed maturities with an amortized cost of $10.5 million and a fair value of $10.7 million. These securities had gross unrealized gains of $417 thousand and gross unrealized losses of $132 thousand at the end of the year. These securities represent 0.8% of both the amortized cost and fair value of the Company’s total fixed maturity portfolio. The Company recognized a net loss of $1.8 million on the disposal of high yield debt securities in 2007 after recognizing a net loss of $98 thousand on similar disposals in 2006.

At December 31, 2007, the Company owned equity securities that have issued “junk” bonds with a cost of $19.6 million and a fair value of $18.7 million. These securities had gross unrealized gains of $703 thousand and gross unrealized losses of $1.6 million at the end of the year. These unrealized losses comprised less than 1.7% of the total fair value and 21.0% of the total gross unrealized losses from equity securities for the Company at December 31, 2007.

The table below shows a breakdown of the unrealized losses on fixed maturities at December 31, 2007 based on the maturity date of each.

Gross Unrealized Loss
Less than 1 year	$10,134
Between 1 and 3 years	18,193
Between 3 and 5 years	34,665
Between 5 and 10 years	1,466,565
Between 10 and 20 years	2,649,809
Over 20 years	17,986,540

$22,165,906

Of the fixed maturities experiencing declines in value at December 31, 2007, eight were in a loss position of over $500 thousand. These securities cumulatively represented 3.1% of the fair value of fixed maturities available for sale at December 31, 2007 and a 15.0% decline from cost. Of the equity securities directly owned by the Company with unrealized losses at December 31, 2007, four were in a loss position of over $500 thousand. Of these securities, one security is part of the financial sector, one security is part of the healthcare sector, one security is part of the consumer discretionary sector and one security is part of the technology sector. These securities cumulatively represented 9.4% of the fair value of equity securities at December 31, 2007 and a 30.6% decline from cost.

The Company’s investment in collateral loans and commercial leases consists primarily of consumer loans and commercial leases originated by the finance subsidiary. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005. Automobiles, equipment and other property collateralize the Company’s loans and leases. At December 31, 2007, the delinquency ratio on the loan portfolio was 3.48%, or $4.2 million. Loans charged off in 2007, 2006 and 2005 totaled $570 thousand, $4.0 million and $496 thousand, respectively. Offsetting these charge-offs in 2007 were $916 thousand of recoveries on loans previously written off. At December 31, 2007, the Company maintained an allowance for loan losses of $1.6 million, or 1.3% of the outstanding loan balance. In addition, at December 31, 2007, the Company maintained an allowance for lease losses of $285 thousand, or 29.3% of the outstanding lease balance. Leases charged off in 2007, 2006 and 2005 were $342 thousand, $328 thousand and $1.4 million, respectively. Other significant long-term investments include assets leased under operating leases.

The Company periodically invests in affordable housing tax credit partnerships. At December 31, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $34.3 million. The Company’s carrying value of such investments was $66.3 million and $64.2 million at December 31, 2007 and 2006, respectively.

The Company’s short-term investments, at December 31, 2007, consisted of $260.0 million of money market funds, $152.4 million of short-term bonds and $558 thousand of certificates of deposit. The short-term bonds had gross unrealized gains of $36 thousand and gross unrealized losses of $1 thousand December 31, 2007. Maturity dates of these short-term bonds, purchased in November and December 2007, ranged from January 16, 2008 to March 13, 2008. At December 31, 2006, money market funds totaled $167.1 million and certificates of deposit were $544 thousand.

Other Long-Term Investments in Affiliates

The composition of the Company’s other long-term investments in affiliates is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
Equity-method investments [1]	82.4%	67.2%
Preferred stock	2.4%	—%
Notes receivable	15.2%	32.8%

Total	100.0%	100.0%

[1]	Includes partnerships, joint ventures and unconsolidated investee companies

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry, a financial services holding company. Financial made additional investments of $36.1 million during the fourth quarter of 2004 and $26.6 million during the second quarter of 2007 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating loss, net of the cost of capital, was $7.3 million in 2007. Conversely, the Company recognized pretax operating income of $1.4 million in 2006 and $1.2 million in 2005. Other equity-method investments include partnership interests held by the Company’s insurance subsidiaries. For more information on these investments, refer to Note 4 – Investments in the Notes to Consolidated Financial Statements under the section Other Long-term Investments.

During the third quarter of 2007, Financial invested $3.0 million in MidCountry preferred stock. In 2007, Financial recognized $63 thousand in pretax earnings on this preferred stock.

Also included within other long-term investments in affiliates are notes receivable from several affiliated entities including a note receivable from OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry, resulting from the sale of OFC Capital in 2005. The balances at December 31, 2007 and 2006 were $13.5 million and $33.0 million, respectively.

INCOME TAXES

The effective tax rate was 25.0% in 2007, 23.8% in 2006 and 28.2% in 2005. The increase in 2007 from the 2006 effective rate is due primarily to the release of a reserve for uncertain tax positions in 2006. The decrease in 2006 from the 2005 effective rate is due to a 2005 year-end adjustment for taxes relating to ABC, the release of a reserve for uncertain tax positions mentioned above and an increase in investment by the Company in affordable housing tax credit partnerships in 2006.

IMPACT OF INFLATION

Inflation increases consumers’ needs for both life and property casualty insurance coverage. Inflation increases claims costs incurred by property casualty insurers as property repairs, replacements and medical expenses increase. Such cost increases reduce profit margins to the extent that rate increases are not maintained on an adequate and timely basis. Since inflation has remained relatively low in recent years, financial results have not been significantly impacted by inflation.

LIQUIDITY AND CAPITAL RESOURCES

The Company receives funds from its subsidiaries consisting of dividends, payments for funding federal income taxes and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used for paying dividends to stockholders, corporate interest and expenses, federal income taxes, and for funding additional investments in its subsidiaries’ operations.

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general operating expenses and dividends to the Company. The major sources of the subsidiaries’ liquidity are operations and cash provided by maturing or liquidated investments. A significant portion of the Company’s investment portfolio consists of readily marketable securities that can be sold for cash. Based on a review of the Company’s matching of asset and liability maturities and on the interest sensitivity of the majority of policies inforce, management believes the ultimate exposure to loss from interest rate fluctuations is not significant.

Primary Source of Liquidity

Net cash provided by operating activities was $146.8 million, $151.9 million and $140.2 million in 2007, 2006 and 2005, respectively. Such net positive cash flows provide the foundation of the Company’s assets/liability management program and are the primary drivers of the Company’s liquidity. As previously discussed, the Company also maintains a diversified portfolio of fixed maturity and equity securities that provide a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. Management believes that such an eventuality is unlikely given the Company’s product mix (primarily short-duration personal lines property casualty products), its ability to adjust premium rates (subject to regulatory oversight) to reflect emerging loss and expense trends and its catastrophe reinsurance program, amongst other factors.

Contractual Obligations and Commitments

In evaluating current and potential financial performance of any corporation, investors often wish to view the contractual obligations and commitments of the entity. The Company has contractual obligations in the form of debt, benefit obligations to policyholders and leases. Leases have primarily been originated by its insurance subsidiaries and Vision.

The Company’s contractual obligations at December 31, 2007 are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$6,435,492	$1,754,459	$2,298,945	$974,573	$1,407,515
Partnership funding obligations	34,283,902	5,793,916	11,424,302	17,065,684	—
Commercial paper	198,030,000	198,030,000	—	—	—
Notes payable to affiliates	31,402,470	31,402,470	—	—	—
Long-term debt [1]	70,000,000	—	—	—	70,000,000
Interest on long-term debt [1]	33,052,273	3,516,608	7,014,000	7,023,608	15,498,057
Property casualty loss and loss adjustment expense reserves [2]	200,425,013	152,323,010	44,093,503	4,008,500	—
Future life insurance obligations [3]	2,149,705,249	81,106,249	231,181,000	160,844,000	1,676,574,000

Total contractual obligations	$2,723,334,399	$473,926,712	$296,011,750	$189,916,365	$1,763,479,572

[1]

Long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at December 31, 2007, for variable rate debt and is shown in the table through the maturity of the underlying debt. Interest on long-term debt is accrued and settled monthly, thus the timing and amount of such payments may vary from the calculated value. For additional information, refer to Note 10 — Debt, in the Notes to Consolidated Financial Statements.

[2]

The anticipated payout of property casualty loss and loss adjustment expense reserves are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. At December 31, 2007, total property casualty reserves in the above table of $200,425,013 are gross of salvage and subrogation recoverables of $12,723,448.

[3]

Future life insurance obligations consist primarily of estimated future contingent benefit payments on policies inforce at December 31, 2007. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Off-Balance Sheet Arrangements

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The table below depicts, at December 31, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2008 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, recourse on commercial leases sold and various fees and expenses, including financial advisory and legal, related to the privatization of the Company (refer to Note 21 – Privatization of the Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements).

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$29,596,235	$4,450,000	$25,146,235	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	4,193,232	200,000	2,600,000	—	1,393,232
Other commercial commitments	26,103,351	18,526,885	4,825,532	2,750,934	—

Total commercial commitments	$59,929,818	$23,213,885	$32,571,767	$2,750,934	$1,393,232

Certain commercial commitments in the table above include items that may, in the future, require recognition within the financial statements of the Company. Events leading to the call of a guarantee, achievement of specific metrics by Vision and the consummation of the privatization transaction are examples of situations that would impact the financial position and results of the Company.

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

Debt

Total borrowings decreased $5.7 million in 2007 to $298.8 million. The majority of the short-term debt is commercial paper issued by the Company. At December 31, 2007, the Company had $197.4 million in commercial paper at rates ranging from 4.75% to 5.27% with maturities ranging from January 2, 2008 to January 30, 2008. The Company intends to continue to use the commercial paper program as a major source to fund the consumer loan portfolio and other corporate short-term needs. Backup lines of credit are in place up to $300 million. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. The Company has maintained full compliance with all such covenants. The Company has A-1 and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. In addition, the Company had $31.4 million in short-term debt outstanding to affiliates at December 31, 2007 with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable.

Included in total borrowings is a variable rate note issued by the Company during the second quarter of 2002 in the amount of $70 million. This note is payable in its entirety on June 1, 2017 with interest payments due monthly. The Company is using the proceeds of this note to partially fund the consumer loan and commercial lease portfolios of its finance subsidiary.

Company Stock

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During 2007, the Company granted 78,134 awards of restricted stock to certain officers and issued 468,000 nonqualified options under the 2005 Plan. At December 31, 2007, 2,648,964 shares were available for grant.

In October 1989, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to 4,000,000 shares of its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Board increased the number of shares authorized for repurchase by 4,000,000 in both March 1999 and September 2001, bringing the total number of shares authorized for repurchase to 12,000,000. There were no repurchases in 2007. Repurchases of 97,500 shares totaling $1,512,869 were made during the second and third quarters of 2006. At December 31, 2007, the total repurchased was 8,364,123 shares at a cost of $66,896,253. The Company has reissued 3,413,805 treasury shares as a result of option exercises, reissued 12,271 treasury shares as a result of restricted stock award releases and sold 1,607,767 shares through funding its dividend reinvestment plan. In January 2005, the Company issued 325,035 non-registered shares to fund a portion of the acquisition of Vision.

The Company does not contemplate any additional share repurchases under the repurchase program due to the definitive merger agreement. Refer to Note 21 – Privatization of the Company and Note 22 – Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

Share information presented in this section has been adjusted to reflect the impact of the two-for-one stock split effected in the form of a 100% stock dividend that was paid on June 17, 2002.

Reserves for Policyholder Benefits

Due to the sensitivity of the products offered by the life subsidiary to interest rate fluctuations, the Company must assess the risk of surrenders exceeding expectations factored into its pricing program. Internal actuaries are used to determine the need for modifying the Company’s policies on surrender charges and assessing the Company’s competitiveness with regard to rates offered. Cash surrenders paid to policyholders on a statutory basis totaled $23.1 million and $20.6 million in 2007 and 2006, respectively. This level of surrenders is within the Company’s pricing expectations. Historical persistency rates indicate a normal pattern of surrender activity in 2007, 2006 and 2005. The structure of the surrender charges is such that persistency is encouraged. The majority of the policies inforce have surrender charges which grade downward over a 12 to 15 year period. At December 31, 2007, the total amount of cash that would be required to fund all amounts subject to surrender was $748.5 million.

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

The following table presents the loss and loss adjustment expenses payable by line of business at December 31, 2007 and 2006:

	December 31, 2007
	Case	IBNR	LAE	Total
Line of Business:
Auto [1]	$91,116,004	$38,009,286	$18,850,635	$147,975,925
Homeowner Group [2]	25,328,100	13,643,334	7,271,127	46,242,561
Other [3]	2,635,531	1,664,726	680,873	4,981,130
Assumed reinsurance - affiliate [4]	—	—	—	—
Assumed reinsurance - other [5]	1,039,397	186,000	—	1,225,397

	$120,119,032	$53,503,346	$26,802,635	$200,425,013

Less: salvage and subrogation recoverable				(12,723,448)

Reserve for unpaid losses and loss adjustment expenses				$187,701,565

	December 31, 2006
	Case	IBNR	LAE	Total
Line of Business:
Auto [1]	$80,997,159	$35,146,259	$19,383,521	$135,526,939
Homeowner Group [2]	19,495,260	11,732,635	5,599,330	36,827,225
Other [3]	1,996,790	1,223,200	690,002	3,909,992
Assumed reinsurance - affiliate [4]	6,797,525	735,268	298,683	7,831,476
Assumed reinsurance - other [5]	26,725	186,000	—	212,725

	$109,313,459	$49,023,362	$25,971,536	$184,308,357

Less: salvage and subrogation recoverable				(11,643,705)

Reserve for unpaid losses and loss adjustment expenses				$172,664,652

[1]	Auto represents the Company’s pooled share of preferred, standard, nonstandard and commercial auto as well as assumed nonstandard business in Texas.
[2]

Homeowner Group represents the Company’s pooled share of the following lines of business: preferred and standard homeowner, manufactured home, farmowner and limited amount of commercial insurance including portfolio, church and businessowner.

[3]	Other includes the Company’s pooled share of various general liability, fire/allied lines and other lines of business.
[4]

Assumed reinsurance - affiliate represents the Company’s pooled share of Fire’s quota share reinsurance agreement with Virginia Mutual. The quota share reinsurance agreement was terminated on January 1, 2007.

[5]	Assumed reinsurance - other represents the Company’s pooled share of business from various underwriting pools and associations.

Refer to Note 2 – Pooling Agreement in the Notes to Consolidated Financial Statements for a detailed discussion of the Company’s Pooling Agreement.

Total losses and loss adjustment expenses payable increased $15.0 million, or 8.7%, from December 31, 2006 to December 31, 2007. The reserve increase is primarily attributable to the addition of Alliance and product level exposure changes. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices or actuarial assumptions.

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

Activity in the liability for unpaid losses and loss adjustment expenses is summarized below:

	2007	2006	2005
Balance at January 1,	$172,664,652	$159,639,886	$154,107,730
less reinsurance recoverables on unpaid losses	(2,380,370)	(2,103,540)	(3,251,046)

Net balance on January 1,	170,284,282	157,536,346	150,856,684

Alliance
Balance at January 1,	23,932,909	—	—
less reinsurance recoverables on unpaid losses	(17,174,977)	—	—

Net balance on January 1,	6,757,932	—	—

Incurred related to:
Current year	400,657,360	388,721,009	353,497,743
Prior years	(4,731,739)	(8,326,507)	4,598,363

Total incurred	395,925,621	380,394,502	358,096,106

Paid related to:
Current year	289,908,126	278,243,187	252,333,889
Prior years	99,406,307	89,403,379	99,082,555

Total paid	389,314,433	367,646,566	351,416,444

Net balance at December 31,	183,653,402	170,284,282	157,536,346
plus reinsurance recoverables on unpaid losses	4,048,163	2,380,370	2,103,540

Balance at December 31,	$187,701,565	$172,664,652	$159,639,886

A tabular presentation of the current year $4.7 million favorable development broken down by accident year is shown below derived from the Company’s 2007 loss development table, as presented in Note 8 – Policy Liabilities and Accruals in the Notes to Consolidated Financial Statements. The development is measured in dollars and as a percentage of the total December 31, 2007 net loss and loss adjustment expenses payable:

	Current Year Development of Ultimate Liability (Redundancy)/Deficiency (in thousands)	% of Total Net Loss and Loss Adjustment Expenses Payable
1997 and prior	$140	0.08%
1998	—	—%
1999	112	0.06%
2000	(126)	(0.07)%
2001	(38)	(0.02)%
2002	(964)	(0.52)%
2003	(1,043)	(0.57)%
2004	(1,536)	(0.84)%
2005	(3,268)	(1.78)%
2006	1,991	1.08%

Total	$(4,732)	(2.58)%

There was no change in actuarial assumptions or methodology associated with the development of prior accident years. The current 2.58%, or $4.7 million, favorable development and the prior year 4.89%, or $8.3 million, favorable development are the result of normal fluctuations and uncertainty associated with loss reserve development.

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

Based on a review of historical ultimate development patterns, management has estimated that one standard deviation from mid-point for ultimate development has a 2.0% favorable development opportunity and a 0.2% unfavorable development opportunity. The potential impact of loss reserve variability on net income is quantifiable using a standard deviation and carried reserve amounts listed above. To the extent that ultimate development is favorable compared to expectation, the potential reserve decrease is $3.8 million on a pretax basis. Likewise, if ultimate development is unfavorable compared to expectation, the reserve increase is $375 thousand on a pretax basis.

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

Reinsurance

Property Casualty – Ceded

The property casualty subsidiaries of the Company follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at December 31, 2007.

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

The following table details the impact of reinsurance ceded for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Income Statement:
Working Cover - Nonaffiliates:
Earned Premium	$(3,614,410)	$(3,351,944)	$(2,676,106)
Losses Incurred	(2,521,270)	(576,350)	(1,391,345)
Commission Expense	(366,960)	(321,824)	(309,141)

Net (Loss)	(726,180)	(2,453,770)	(975,620)

Other - Nonaffiliates:
Earned Premium	(250,962)	—	—
Losses Incurred	(192,373)	—	—
Commission Expense	(58,609)	—	—

Net Profit	20	—	—

Catastrophe - Affiliates:
Earned Premium	(1,801,731)	(1,406,630)	(386,589)
Losses Incurred	—	—	—
Commission Expense	—	—	—

Net (Loss)	(1,801,731)	(1,406,630)	(386,589)

Total:
Earned Premium	(5,667,103)	(4,758,574)	(3,062,695)
Losses Incurred	(2,713,643)	(576,350)	(1,391,345)
Commission Expense	(425,569)	(321,824)	(309,141)

Net (Loss)	$(2,527,891)	$(3,860,400)	$(1,362,209)

	December 31,
	2007	2006
Balance Sheet:
Receivables on Unpaid Losses	$4,093,556	$2,380,370
Premiums Receivable	$1,817,495	$53,166
Prepaid Reinsurance Premium	$1,645,095	$1,387,964
Premiums Payable	$1,327,239	$1,361,347

The increase in the working cover earned premiums and the addition of other nonaffiliated programs is due to the addition of Alliance. The fluctuation in working cover losses incurred is due to normal reserving activities as additional information is obtained regarding a claim along with claim settlements made during the year. The increase in catastrophe earned premiums in 2007 and 2006 is the result of renegotiation of the catastrophe program.

Receivables on unpaid losses and premiums receivable increased in 2007 primarily due to the addition of Alliance.

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

Life – Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At December 31, 2007, Life had total insurance inforce of $24.4 billion of which $2.6 billion was ceded to other insurers. In addition, reserve credits of $10.6 million have been taken as a result of the ceding of these inforce amounts to other insurers. Although reinsurance does not legally discharge the subsidiary from primary liability for the full amount of a policy claim, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. None of the reinsurance receivable amounts have been deemed to be uncollectible at December 31, 2007.

The following table details the impact of nonaffiliated reinsurance ceded for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Income Statement:
Premiums Paid	$(6,750,115)	$(6,186,567)	$(5,713,469)
Losses Incurred	(6,555,094)	(7,582,269)	(5,615,471)

Net Income (Loss)	$(195,021)	$1,395,702	$(97,998)

	December 31,
	2007	2006
Balance Sheet:
Receivables on Unpaid Losses	$1,940,016	$455,413
Policy Reserve Credits	$10,649,217	$9,069,877
Premiums Payable	$1,226,150	$989,555

The decrease in losses incurred is the result of a large recovery in the first quarter of 2006 offset by growth in claims reported with reinsurance ceded coverage as well as increases in the dollar amounts of such claims. Receivables on unpaid losses increased in 2007 due to a large claim that occurred in the third quarter.

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

Geographic Concentration

The Company’s property casualty insurance business is generated in 12 states, with the majority of the business generated in 3 southeastern states, and its life insurance business is generated in 3 states. Accordingly, unusually severe storms or other disasters in these states might have a more significant effect on the Company than a more geographically diversified company and could have an adverse impact on the Company’s financial condition and operating results. The Company’s catastrophe protection program, which began November 1, 1996, reduces the potential adverse impact and earnings volatility caused by such catastrophe exposures.

Legal Environment

Lawsuits brought by policyholders or third-party claimants can create volatility in the Company’s earnings. The Company maintains in-house legal staff and, as needed, secures the services of external legal firms to present and protect its position. Certain legal proceedings are in process at December 31, 2007. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages. Costs for these and similar proceedings, including accruals for outstanding cases, are included in the financial statements of the Company. Management periodically reviews reserves established to cover potential costs of litigation including legal fees and potential damage assessments and adjusts them based on their best estimates. It should be noted that in Mississippi and Alabama, where the Company has substantial business, the likelihood of a judgment in any given suit, including a large mental anguish and/or punitive damage award by a jury, bearing little or no relation to actual damages, continues to exist, creating the potential for unpredictable material adverse financial results.

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

FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value. It also outlines the framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain lease transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009 for the Company. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a significant impact on the Company’s financial position or results of operations. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values calculated under previous guidance. The Company is currently evaluating the impact SFAS No. 157 will have on its financial position and results of operations when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective at the beginning of the fiscal year that begins after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company has elected not to measure eligible items at fair value upon initial adoption on January 1, 2008 and does not believe the adoption of this statement will have a significant impact on its financial position or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company adopted the EITF effective January 1, 2008 and does not currently believe this consensus will have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These statements will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These statements will simultaneously become effective for the Company on January 1, 2009. The Company is currently evaluating the impact these statements may have on its financial position or results of operations upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risk related to the Company’s fixed maturity portfolio is primarily interest rate risk and prepayment risk. The market risk related to the Company’s equity portfolio is equity price risk.

Interest Rate Risk

The Company’s fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

The Company’s fixed maturity portfolio is invested predominantly in high quality corporate, mortgage-backed, government agency and municipal bonds. The portfolio has an average effective duration of 4.67 years and an average quality rating of AAA. The changes in the fair value of the fixed maturity available for sale portfolio are presented as a component of stockholders’ equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the portfolio is managed to diversify its distribution. This duration distribution, as well as the portfolio’s moderate duration, serves to lessen the impact of large swings in interest rates on the fixed maturity portfolio.

The estimated fair value of the Company’s investment portfolio at December 31, 2007 was $2.2 billion, 58.6% of which was invested in fixed maturities, 4.0% in equity securities, 6.3% in collateral loans, 18.5% in short-term investments and 12.6% in other long-term investments including investments in affiliates.

The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2007. The selected hypothetical changes do not indicate what would be the potential best or worst-case scenarios.

(dollars in thousands)	Estimated Fair Value at December 31, 2007	Estimated Change in Interest Rate (bp=basis points)	Estimated Fair Value After Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
Fixed Maturity Investments

U.S. Treasury Securities and obligations of U.S. government corporations and agencies	$263,234	200 bp decrease	$268,350	0.3%
		100 bp decrease	265,629	0.2%
		100 bp increase	255,297	(0.5)%
		200 bp increase	242,835	(1.3)%

Tax-exempt obligations of states, municipalities and political subdivisions	$221,487	200 bp decrease	$242,515	2.0%
		100 bp decrease	231,914	1.0%
		100 bp increase	210,225	(1.1)%
		200 bp increase	198,349	(2.2)%

Mortgage-backed securities	$528,803	200 bp decrease	$554,641	1.6%
		100 bp decrease	549,858	1.3%
		100 bp increase	486,042	(2.7)%
		200 bp increase	439,231	(5.6)%

Asset-backed securities	$57,200	200 bp decrease	$59,788	0.2%
		100 bp decrease	58,471	0.1%
		100 bp increase	55,971	(0.1)%
		200 bp increase	54,774	(0.2)%

Corporate, taxable municipal and other debt securities	$235,675	200 bp decrease	$257,102	1.3%
		100 bp decrease	246,005	0.6%
		100 bp increase	223,705	(0.8)%
		200 bp increase	212,700	(1.4)%

Total Fixed Maturity Investments	$1,306,399	200 bp decrease	$1,382,396	4.8%
		100 bp decrease	1,351,877	2.9%
		100 bp increase	1,231,240	(4.7)%
		200 bp increase	1,147,889	(9.9)%

Collateral Loans	$140,300	200 bp decrease	$147,156	*
		100 bp decrease	145,887	*
		100 bp increase	128,955	*
		200 bp increase	116,535	*

Short-Term Investments	$413,003	200 bp decrease	$421,031	0.2%
		100 bp decrease	416,761	0.1%
		100 bp increase	400,550	(0.3)%
		200 bp increase	380,999	(0.7)%
Liabilities

4.75% to 5.27% Commercial Paper	$197,367	200 bp decrease	$201,203	*
		100 bp decrease	199,163	*
		100 bp increase	191,416	*
		200 bp increase	182,073	*

Short-Term Notes Payable	$31,402	200 bp decrease	$32,013	*
		100 bp decrease	31,688	*
		100 bp increase	30,456	*
		200 bp increase	28,969	*

*	Changes in estimated fair value have no impact on stockholders’ equity.

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

At December 31, 2007, the Company’s equity portfolio was concentrated in terms of the number of issuers and industries. The Company’s top ten equity holdings represented $29.5 million, or 32.7% of the equity portfolio. Investments in the financial holdings sector represented 29.7% while the technology, materials and industrials sectors represented 18.1%, 10.9% and 10.7%, respectively, of the equity portfolio. No other sector represented over 10% of the equity portfolio. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term volatility as long as its subsidiaries’ ability to write business is not impaired.

The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2007. The selected hypothetical changes do not indicate what could be the potential best or worst-case scenarios.

Estimated Fair Value of Equity Securities at December 31, 2007	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
(dollars in thousands)
$90,043	20% increase	$108,051	2.1%
	20% decrease	$72,034	(2.1)%

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alfa Corporation (the “Company”):

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein at December 31, 2007 and 2006 and for the two years in the period ended December 31, 2007 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006. As discussed in Note 1 and Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred acquisition costs associated with modifications or exchanges of insurance contracts effective January 1, 2007.

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

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 11, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Alfa Corporation:

We have audited the accompanying consolidated statement of income, stockholders’ equity and comprehensive income (loss), and cash flows of Alfa Corporation and subsidiaries (the Company) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s result of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Birmingham, Alabama

March 7, 2006

ALFA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Investments:
Fixed Maturities Held for Investment, at amortized cost (fair value $32,336 in 2007 and $57,272 in 2006)	$30,217	$55,052
Fixed Maturities Available for Sale, at fair value (amortized cost $1,307,168,345 in 2007 and $1,436,188,473 in 2006)	1,306,366,704	1,446,693,702
Equity Securities Available for Sale, at fair value (cost $92,812,252 in 2007 and $101,177,606 in 2006)	90,042,579	111,427,207
Policy Loans	67,697,107	64,949,875
Collateral Loans	121,505,553	128,685,111
Other Long-Term Investments	85,966,116	86,823,771
Short-Term Investments, at fair value (amortized cost $412,967,736 in 2007 and $167,683,154 in 2006)	413,003,223	167,683,154

Total Investments	2,084,611,499	2,006,317,872
Cash	35,059,563	37,218,109
Other Long-Term Investments in Affiliates	126,753,594	120,819,010
Accrued Investment Income	15,800,561	17,026,711
Accounts Receivable	98,749,778	84,100,246
Reinsurance Balances Receivable	10,004,929	6,015,853
Deferred Policy Acquisition Costs	235,137,674	224,516,950
Goodwill	9,576,218	9,576,218
Other Intangible Assets (net of accumulated amortization of $2,050,200 in 2007 and $1,366,800 in 2006)	7,057,800	7,741,200
Other Assets	19,001,569	20,906,925

Total Assets	$2,641,753,185	$2,534,239,094

Liabilities and Stockholders’ Equity
Policy Liabilities and Accruals - Property Casualty Insurance	$187,701,565	$172,664,652
Policy Liabilities and Accruals - Life Insurance Interest-Sensitive Products	687,237,890	646,354,761
Policy Liabilities and Accruals - Life Insurance Other Products	221,835,651	205,449,027
Unearned Premiums	240,275,755	236,481,371
Dividends to Policyholders	12,190,719	11,882,776
Premium Deposit and Retirement Deposit Funds	4,534,402	4,921,879
Deferred Income Taxes	3,171,775	25,547,554
Other Liabilities	80,051,500	75,222,398
Due to Affiliates	27,621,447	24,355,859
Commercial Paper	197,367,051	206,923,215
Notes Payable	70,000,000	70,000,000
Notes Payable to Affiliates	31,402,470	27,516,459

Total Liabilities	1,763,390,225	1,707,319,951

Commitments and Contingencies (Note 11)
Stockholders’ Equity :
Preferred Stock, $1 par value
Shares authorized: 1,000,000	—	—
Issued: None
Common Stock, $1 par value
Shares authorized: 110,000,000
Issued: 83,783,024
Outstanding: 80,761,779 in 2007 and 80,459,113 in 2006	83,783,024	83,783,024
Additional Paid-In Capital	34,169,542	27,502,452
Accumulated Other Comprehensive Income (unrealized gains/(losses) on securities available for sale, net of tax, of ($662,496) in 2007 and $14,019,988 in 2006; pension liability adjustment, net of tax, of $703,495 in 2007; unrealized gains on interest rate swap contract, net of tax, of $105,541 in 2006; unrealized gains on other long-term investments, net of tax, of $306,260 in 2007 and $75,006 in 2006)	347,259	14,200,535
Retained Earnings	794,972,513	738,811,778
Treasury Stock, at cost (shares, 3,021,245 in 2007 and 3,323,911 in 2006)	(34,909,378)	(37,378,646)

Total Stockholders’ Equity	878,362,960	826,919,143

Total Liabilities and Stockholders’ Equity	$2,641,753,185	$2,534,239,094

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
Revenues
Premiums - Property Casualty Insurance	$625,938,511	$604,241,557	$556,438,727
Premiums - Life Insurance	50,740,513	46,019,117	41,134,144
Policy Charges - Life Insurance	38,159,251	36,825,726	35,499,178
Net Investment Income	94,804,825	93,262,710	94,931,739
Net Realized Investment Gains (Losses)	(1,103,010)	3,402,230	6,050,873
Other Income	27,685,404	28,386,795	22,849,897

Total Revenues	836,225,494	812,138,135	756,904,558

Benefits, Losses and Expenses
Benefits, Claims, Losses and Settlement Expenses	480,548,807	458,175,979	432,856,310
Dividends to Policyholders	4,246,480	4,134,455	4,009,119
Amortization of Deferred Policy Acquisition Costs	134,741,937	130,041,533	108,723,470
Other Operating Expenses	92,083,066	80,790,556	73,453,925

Total Benefits, Losses and Expenses	711,620,290	673,142,523	619,042,824

Income Before Income Tax Expense	124,605,204	138,995,612	137,861,734
Income Tax Expense	31,096,737	33,107,375	38,827,981

Net Income	$93,508,467	$105,888,237	$99,033,753

Net Income Per Share
- Basic	$1.16	$1.32	$1.24

- Diluted	$1.15	$1.30	$1.23

Weighted Average Shares Outstanding
- Basic	80,611,623	80,345,906	80,141,068

- Diluted	81,663,529	81,211,111	80,712,923

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2004	$83,783,024	$10,961,782	$38,060,371	$599,609,509	$(40,962,378)	$691,452,308
Net Income				99,033,753		99,033,753
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains (Losses), net of reclassification adjustment			(17,344,869)			(17,344,869)
Change in Unrealized Gain (Loss) on Interest Rate Swap Contract			1,395,482			1,395,482
Change in Unrealized Gain (Loss) on Other Long-Term Investments			(411,125)			(411,125)

Total Other Comprehensive (Loss)						(16,360,512)

Comprehensive Income						82,673,241
Additional Capital Contribution		4,836,140				4,836,140
Issuance of Treasury Shares for Acquisition (325,035 shares)		2,218,848			2,781,152	5,000,000
Dividends to Stockholders ($.3875 per share)				(31,108,206)		(31,108,206)
Purchase of Treasury Stock (219,000 shares)					(2,960,751)	(2,960,751)
Share-Based Compensation		282,812				282,812
Exercise of Stock Options (344,516 shares) and reclassification		2,871,880			2,944,752	5,816,632

Balance, December 31, 2005	83,783,024	21,171,462	21,699,859	667,535,056	(38,197,225)	755,992,176
Net Income				105,888,237		105,888,237
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains (Losses), net of reclassification adjustment			(8,085,696)			(8,085,696)
Change in Unrealized Gain (Loss) on Interest Rate Swap Contract			116,806			116,806
Change in Unrealized Gain (Loss) on Other Long-Term Investments			469,566			469,566

Total Other Comprehensive (Loss)						(7,499,324)

Comprehensive Income						98,388,913
Dividends to Stockholders ($.43 per share)				(34,611,515)		(34,611,515)
Purchase of Treasury Stock (97,500 shares)					(1,512,869)	(1,512,869)
Share-Based Compensation		5,366,308				5,366,308
Release of Restricted Share Awards (12,271 shares)		(102,913)			102,913	—
Exercise of Stock Options (260,324 shares)		1,067,595			2,228,535	3,296,130

Balance, December 31, 2006	83,783,024	27,502,452	14,200,535	738,811,778	(37,378,646)	826,919,143
Net Income				93,508,467		93,508,467
Other Comprehensive Income, net of tax:
Change in Net Unrealized Investment Gains (Losses), net of reclassification adjustment			(14,682,484)			(14,682,484)
Change in Unrealized Gain (Loss) on Interest Rate Swap Contract			(105,541)			(105,541)
Change in Unrealized Gain (Loss) on Other Long-Term Investments			231,254			231,254
Pension Liability Adjustment			703,495			703,495

Total Other Comprehensive (Loss)						(13,853,276)

Comprehensive Income						79,655,191
Dividends to Stockholders ($.4625 per share)				(37,347,732)		(37,347,732)
Share-Based Compensation		5,128,905				5,128,905
Exercise of Stock Options (302,666 shares)		1,538,185			2,469,268	4,007,453

Balance, December 31, 2007	$83,783,024	$34,169,542	$347,259	$794,972,513	$(34,909,378)	$878,362,960

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net Income	$93,508,467	$105,888,237	$99,033,753
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Policy Acquisition Costs Deferred	(143,660,436)	(148,261,850)	(126,165,508)
Amortization of Deferred Policy Acquisition Costs	134,741,937	130,041,533	108,723,470
Depreciation and Amortization	9,279,874	7,428,717	5,089,466
Stock-Based Compensation	3,242,107	3,469,135	415,817
Excess Tax Benefits from Stock-Based Compensation	(790,929)	(558,512)	—
Deferred Income Tax	(9,288,407)	466,694	(306,215)
Interest Credited on Policyholders’ Funds	30,487,655	28,807,284	28,281,912
Net Realized Investment (Gains) Losses	1,103,010	(3,402,230)	(6,050,873)
(Earnings) Losses in Equity-Method Investments, Net of Cash Distributions Received	3,606,578	(2,436,192)	(4,941,468)
Other, Net	(4,322,784)	2,569,586	(1,553,119)
Changes in Operating Assets and Liabilities:
Accrued Investment Income	1,345,130	(168,303)	(100,420)
Accounts Receivable	3,629,458	(11,042,915)	(18,999,520)
Reinsurance Balances Receivable	16,552,347	632,351	(1,368,644)
Other Assets	15,943,250	1,018,237	(2,256,881)
Policy Reserves	9,614,250	24,347,606	20,807,581
Unearned Premiums	(17,649,608)	14,616,501	35,385,333
Amounts Held for Others	(79,534)	(598,501)	(228,101)
Other Liabilities	197,559	(4,933,102)	13,729,555
Due to/from Affiliates	(619,601)	4,003,086	(9,255,486)

Net Cash Provided by Operating Activities	146,840,323	151,887,362	140,240,652

Cash Flows From Investing Activities:
Maturities and Redemptions of Fixed Maturities Held for Investment	20,334	33,052	26,211
Maturities and Redemptions of Fixed Maturities Available for Sale	220,193,316	287,911,669	393,899,269
Maturities and Redemptions of Other Investments	25,228,032	28,372,246	4,291,897
Sales of Fixed Maturities Available for Sale	176,309,784	101,700,623	108,372,196
Sales of Equity Securities	200,028,094	170,557,091	137,282,425
Sales of Commercial Leases	—	—	6,082,177
Sales of Other Investments and Other Assets	1,948,804	2,575,915	1,389,451
Return of Capital Distributions from Equity-Method Investments	—	76,813	602,286
Purchases of Fixed Maturities Available for Sale	(262,913,768)	(427,986,542)	(591,177,592)
Purchases of Equity Securities	(185,045,013)	(166,811,284)	(139,811,006)
Purchases of Other Investments and Other Assets	(54,181,672)	(36,702,995)	(31,261,395)
Origination of Consumer Loans Receivable	(49,088,391)	(71,712,711)	(73,540,434)
Principal Payments on Consumer Loans Receivable	56,257,165	63,650,546	59,170,054
Origination of Commercial Leases Receivable	—	—	(21,665,208)
Principal Payments on Commercial Leases Receivable	1,724,247	741,119	37,441,421
Net Change in Short-term Investments	(238,903,970)	(83,353,073)	(9,515,299)
Net Change in Receivable/Payable on Securities	(9,492,978)	(1,606,222)	3,886,479
Net Proceeds from Sales of Subsidiaries	—	—	2,252,520
Purchase of Subsidiary, Net of Cash Acquired	—	—	(12,702,438)

Net Cash Used in Investing Activities	(117,916,016)	(132,553,753)	(124,976,986)

Cash Flows From Financing Activities:
Change in Commercial Paper	(9,556,164)	(6,867,228)	9,487,237
Change in Notes Payable	(1,524,878)	—	—
Change in Notes Payable to Affiliates	3,886,011	6,628,824	5,000,000
Stockholder Dividends Paid	(37,347,732)	(34,611,515)	(31,108,206)
Purchases of Treasury Stock	—	(1,512,869)	(2,960,751)
Proceeds from Exercise of Stock Options	3,297,905	2,775,392	3,028,748
Excess Tax Benefits from Stock-Based Compensation	790,929	558,512	—
Deposits of Policyholders’ Funds	72,741,513	74,018,163	72,109,506
Withdrawal of Policyholders’ Funds	(63,370,437)	(60,333,418)	(53,644,054)

Net Cash Provided by (Used in) Financing Activities	(31,082,853)	(19,344,139)	1,912,480

Net Change in Cash	(2,158,546)	(10,530)	17,176,146
Cash - Beginning of Period	37,218,109	37,228,639	20,052,493

Cash - End of Period	$35,059,563	$37,218,109	$37,228,639

See accompanying Notes to Consolidated Financial Statements.

ALFA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Alfa Corporation and its subsidiaries (the Company), the accompanying consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP).

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state and may change in the future. Currently, the Company’s statutory net income and surplus is the same under NAIC accounting practices and the State of Alabama for Alfa Life Insurance Corporation, Alfa Insurance Corporation, Alfa General Insurance Corporation and Alfa Vision Insurance Corporation and the Commonwealth of Virginia for Alfa Alliance Insurance Corporation.

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

Nature of Operations

Alfa Corporation operates predominantly in the insurance industry. During 2007, its insurance subsidiaries wrote life insurance in Alabama, Georgia and Mississippi and property casualty insurance in Arkansas, Florida, Georgia, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, Tennessee and Virginia. In addition, AVIC assumed business in Texas.

As more fully discussed in Note 2 – Pooling Agreement, the Company’s property casualty insurance business is pooled with that of the Mutual Group, which writes property casualty business in Alabama, and

Specialty, which writes nonstandard auto business in Alabama, Georgia, Mississippi and Virginia. The Company’s pooled business is concentrated geographically in Alabama, Georgia and Mississippi with $543 million of premiums and policy charges, or 76%, generated during 2007 from policies written in Alabama. Accordingly, unusually severe storms or other disasters in this state might have a more significant effect on the Company than on a more geographically diversified insurance company and could have an adverse impact on the Company’s financial condition and operating results. Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulation. Because of Alabama’s low automobile rates as compared to rates in most other states, the Company does not expect the type of punitive legislation and initiatives found in some states to be a factor in its primary market in the immediate future.

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

Revenues, Benefits, Claims and Expenses

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, term life insurance policies and certain annuities with life contingencies. Premiums are recognized as revenue over the premium-paying period of the policy when due. The liability for future policy benefits is computed using a net level method including assumptions as to investment yields, mortality, withdrawals and other assumptions based on the Company’s experience, modified as necessary, to reflect anticipated trends and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

Universal Life Products: Universal life type products include universal life insurance, other interest-sensitive life insurance policies and annuity products. Universal life revenues, which are considered operating cash flows, consist of policy charges for the cost of insurance, policy administration and surrender charges that have been assessed against policy account balances during the period. The timing of revenue recognition is determined by the nature of the charge. Cost of insurance and policy administrative charges are assessed on a monthly basis and recognized as revenue when remittances are processed. Percent of premium charges are assessed at the time of payment by the policyholder and recognized as revenue when processed. Surrender charges are recognized as revenue upon surrender of a contract by the policyholder in accordance with contractual terms. Benefit reserves for universal life represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include interest credited to policy account balances on a monthly basis and death claims reported in the period in excess of related policy account balances.

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

Share-Based Employee Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model. Option valuation methods require the input of assumptions, including the expected stock price volatility, expected option term, risk-free interest rate and expected dividend yield. The fair value of nonvested restricted shares is measured at the date of grant using the closing price of the Company’s common stock on the date of grant.

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

At the date of adoption, the Company had an unrecognized tax benefit of $2.8 million. No adjustments were made to retained earnings at the date of adoption.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, the amount of interest and penalties included in the consolidated balance sheet was $285 thousand.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2004 through 2006 are still subject to examination by the Internal Revenue Service. There are no federal income tax examinations currently in process. Tax years 2004 through 2006 are still subject to examination by the various state jurisdictions.

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

Investments

Fixed Maturities: Fixed maturities held for investment include investments that the Company has both the ability and positive intent to hold until maturity; such securities are reported at amortized cost. Securities available for sale include bonds and redeemable preferred stocks that the Company may elect to sell prior to maturity and are reported at their current fair value. The unrealized gains or losses on these securities are reflected in accumulated other comprehensive income within stockholders’ equity, net of taxes. Furthermore, deferred policy acquisition costs for universal and other interest-sensitive life insurance products are adjusted to reflect the effect that would have been recognized had the unrealized holding gains and losses been realized. This adjustment to deferred acquisition costs results in a corresponding adjustment to comprehensive income. The amount of this adjustment before taxes was $1.7 million and $2.0 million in 2007 and 2006, respectively. Amortization of premium or discount is calculated using the scientific (constant yield) interest method and is recorded as an adjustment to investment income. The interest method results in a constant effective yield equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments to book value. Fixed maturities containing call provisions (where the issue can be called away from the Company at the issuer’s discretion) are amortized to the call or maturity value/date that produces the lowest asset value (yield to worst). For mortgage-backed and asset-backed securities, the amortization period reflects estimates of the period over which repayment of principal is expected to occur, not the stated maturity period.

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

Other Long-term Investments: Partnerships, joint ventures and unconsolidated investee companies are a component of other long-term investments and other long-term investments in affiliates. With the exception of two partnerships carried at cost, investments in partnerships, joint ventures and unconsolidated investee companies are stated at the underlying audited equity value based on accounting principles generally accepted in the United States of America. Investments are reviewed annually for impairments and adjusted accordingly. It is the Company’s policy to review investments for applicability of Financial Accounting Standards Board Interpretation (FIN) 46(R), Consolidation of Variable Interest Entities. At December 31, 2007, the Company determined that no investment required consolidation based on FIN 46(R) criteria.

Short-term Investments: Short-term investments with maturities of three months or less are considered to be investments and are not considered to be cash or cash equivalents. The Company’s short-term investments include money market funds, bonds and certificates of deposit. Money market mutual funds seek to maintain a stable net asset value of $1.00 per share. There is no assurance that funds will be able to maintain a stable asset value of $1.00 per share. However, the Company’s policy is to invest in money market funds that are rated AAAm and/or Aaa by Standard & Poor’s and/or Moody’s Investor Service,

Inc., respectively, or are rated by the NAIC Securities Valuation Office as Class 1. These funds are diversified money market funds investing in Tier 1 commercial paper and bank obligations, U.S. Treasury, U.S. government obligations, certificates of deposits and repurchase agreements. Bonds consist of notes and treasury bills. These securities are carried at fair value with the unrealized gains or losses reflected in accumulated other comprehensive income within stockholders’ equity, net of taxes. Amortization of discount is calculated using the scientific interest method and is recorded as an adjustment to investment income. Certificates of deposit are carried at cost which approximates fair value.

Cash

Cash consists of demand deposits at banks. Fair value equals the carrying value of such assets.

At December 31, 2007, Vision had a carrier contract requiring them to fund a collateral trust based on a percentage of written premiums. The primary purpose was to provide collateral for the payment of all obligations and performance of all duties set forth in the contract. The amount in the trust is reviewed on an annual basis and adjusted accordingly. The amount of cash restricted at December 31, 2007 and 2006 was $1.0 million and $982 thousand, respectively.

Accounts Receivable

Accounts receivable are primarily comprised of premium installment plan receivables from policyholders, insurance policy-related receivables and amounts due from brokers for security trades not yet settled. The allowance for doubtful accounts at December 31, 2007 and 2006 was $561 thousand and $1.5 million, respectively.

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

Internal replacements, as defined by Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, are reviewed by the Company to determine whether changes made are considered to be significant and integrated. If changes are significant and integrated, the unamortized balance of deferred policy acquisition costs related to the original contract is extinguished and charged to income. Acquisition costs associated with the replacement policy are deferred and amortized to income. At the date of adoption of SOP 05-1, no adjustments were made to retained earnings in the life segment.

Property Casualty Products: Acquisition costs for property casualty insurance are amortized over the period in which the related premiums are earned. Internal replacements, as defined by SOP 05-1,

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, are reviewed by the Company to determine whether changes made are considered to be significant and integrated. If changes are significant and integrated, the unamortized balance of deferred policy acquisition costs related to the original contract is extinguished and charged to income. Acquisition costs associated with the replacement policy are deferred and amortized to income. At the date of adoption of SOP 05-1, no adjustments were made to retained earnings in the property casualty segment.

A premium deficiency reserve is recognized by recording an additional liability for the deficiency, with a corresponding charge to operations when anticipated losses, loss adjustment expenses, commissions, other acquisition costs and maintenance costs exceed the recorded unearned premium reserve, and any future installment premiums on existing policies. The Company had no liability related to premium deficiency reserves at December 31, 2007 or 2006. The Company utilizes anticipated investment income as a factor in the premium deficiency calculation.

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

Intangible assets include agent relationships, information technology and restrictive covenants, and are amortized on a straight-line basis over periods ranging from 5 to 20 years. The Company evaluates the remaining useful life of the intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset would be amortized prospectively over the revised remaining useful life.

Other Assets

Included in other assets, furniture, equipment, capital leases, software and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Software amortization for significant business software projects is computed using the 200% double declining basis (half year convention) over five years. Costs to develop internal use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is capitalized and depreciated on a straight-line basis over the estimated useful life of the software, not to exceed five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements, not to exceed seven years. Accumulated depreciation and amortization at December 31, 2007 and 2006 was $8.4 million and $7.1 million, respectively. Depreciation and amortization expense for 2007, 2006 and 2005 was $5.0 million, $3.4 million and $1.6 million, respectively.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. The statements require that the Company recognize all derivatives as either assets or liabilities in the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. Any ineffective portions of hedges would be recognized in earnings.

Cash Flow Hedges: The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it issued variable-rate long-term debt and commercial paper. These debt obligations exposed the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

As part of its funding efforts, the Company issued a $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 that is included in total borrowings. Management believed it was prudent to limit the variability of a portion of its interest payments. It was the Company’s objective to hedge 100 percent of its variable-rate long-term interest payments over the first five years of the life of the debt obligation.

To meet this objective, management entered into an interest rate swap to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changed the variable-rate cash flow exposure of the variable-rate long-term debt obligation to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, the Company received variable interest payments and made fixed interest rate payments, thereby creating long-term debt with a fixed rate of 4.945%. During 2007, interest received ranged from 5.32% to 5.32113%. The interest rate swap expired April 30, 2007.

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

Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with floating-rate, long-term debt obligation were reported in accumulated other comprehensive income, net of taxes. The Company accounted for the hedging instrument using the short-cut method and has not reclassified any of the gains or losses to interest expense in the subsequent periods. The fair value of the interest rate swap contract at December 31, 2006 was $162 thousand prior to tax expense of $57 thousand.

If the Company determined that the swap ceased to be a highly effective hedge, was sold, or was terminated, hedge accounting would be discontinued prospectively. The change in fair value of the hedged item attributable to hedged risk, as reported in accumulated other comprehensive income, would be amortized to interest expense over the remaining life of the hedged item.

Other Derivative Instruments: Covered call options are contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to purchase a financial instrument at a specified price within a specified period of time. The Company writes (sells) call options on certain common stocks it already owns to enhance returns to the extent of the premium received. The premium received for a written call option is recorded in other liabilities until the option is exercised, expires, or is otherwise terminated. On disposition, gains (losses) are recognized immediately, with gains (losses) on exercise combined with gains (losses) on the covering asset. The liability is marked to market at each statement date with the changes in the market value of the open options recognized as realized gains (losses) and recorded in the statement of income. The Company had $3 thousand and $132 thousand in options outstanding at December 31, 2007 and 2006, respectively.

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

At January 1, 2007, these plans were subject to remeasurement under SFAS No. 141, Business Combinations, in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions. As a result, the unfunded balance of the parity plan and the postretirement life and medical insurance benefit plan were recorded as liabilities which eliminated any previously unrecognized gain or loss, prior service cost and transition asset or obligation related to the plans. The defined benefit pension plan liability was remeasured to reflect the anticipated liability for terminating the plan. The Company filed to terminate the pension plan with the Internal Revenue Service during July 2007 and received a favorable determination on January 25, 2008.

At January 1, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). With the plans remeasured as a result of SFAS No. 141, there was no impact on the Company’s financial position or results of operations at the date of adoption.

Components of Net Periodic Benefit Cost: Total net periodic benefit cost for the year ended December 31, 2007 for pension benefits was $129 thousand which includes the interest cost component of $374 thousand offset by expected return of plan asset component of $271 thousand and amortization of losses of $26 thousand. Total net periodic benefit cost for the year ended December 31, 2007 for other postretirement benefits was $107 thousand, which is the interest cost component.

In 2007, no additional contributions were made to the pension plan. As of December 31, 2007, the liabilities for pension and postretirement benefits were $1.3 million and $1.8 million, respectively. Both liabilities are included in other liabilities on the consolidated balance sheets. Accumulated other comprehensive income, as of December 31, 2007, includes a pension liability adjustment of $703 thousand, net of applicable taxes of $379 thousand.

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

•

Effective January 1, 2005, the Pooling Agreement was amended and restated, commuting certain pools from August 1, 1987 through December 31, 2001. In addition, AVIC was added as a participant in the Pooling Agreement and Fire began retroceding the quota share business it received from Virginia Mutual to the pool.

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

The Mutual Group is a direct writer primarily of personal lines property casualty insurance in Alabama. Specialty is a direct writer in Alabama, Georgia, Mississippi and Virginia. During 2007, the Company’s subsidiaries were direct writers in: Arkansas, Florida, Georgia, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, Tennessee and Virginia; and assumed business from Texas. No direct business is being written in Florida in 2008 as the Company is exiting this market.

The Mutual Group, AIC, AGI and Alliance write preferred risk automobile and homeowner insurance, manufactured home insurance, fire and allied lines, standard risk automobile and homeowner insurance and a limited amount of commercial insurance, including auto, church and businessowner insurance. Mutual is also a direct writer of farmowner insurance. Specialty and AVIC are direct writers of nonstandard risk automobile insurance. Prior to January 1, 2007, Virginia Mutual was a direct writer of the same lines currently written by Alliance.

Under the Pooling Agreement, each participant cedes premiums, losses and underwriting expenses on all of their direct property casualty business to Mutual, and Mutual in turn retrocedes to each participant a specified portion of premiums, losses and underwriting expenses based on each participant’s pooling percentage. The Mutual Group’s and Specialty’s direct property casualty business (together with the property casualty business ceded by the Company) is included in the pool.

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

Approximately 61.2%, 68.1% and 75.6% of the Company’s property casualty premium income and 53.6%, 59.9% and 66.5% of its total premium income were derived from the Company’s participation in the Pooling Agreement in 2007, 2006 and 2005, respectively.

As a result of the Pooling Agreement, the Company had receivables of $1.2 million and $2.4 million from the Mutual Group at December 31, 2007 and 2006, respectively, for transactions originating in December and settled the following month.

Catastrophe Protection Program

On October 1, 1996, the Pooling Agreement was amended in conjunction with the restructuring of the Alfa Insurance Group’s catastrophe protection program. Effective November 1, 1996, the allocation of catastrophe costs among the members of the pool was changed to better reflect the economics of catastrophe finance. The amendment limited the Company’s participation in any single catastrophic event or series of disasters to its pool share (65%) of a lower catastrophe pool limit unless the loss exceeded an upper catastrophe pool limit. In cases where the upper catastrophe limit is exceeded on a 100% basis, the Company’s share in the excess loss would be based upon its amount of surplus relative to other members of the group. Lower and upper catastrophe pool limits are adjusted periodically due to increases in insured property risks. The limits and participation levels since inception of the program are summarized below:

	Lower Catastrophe Pool Limit (millions)	Upper Catastrophe Pool Limit (millions)	Estimated Coinsurance Allocation of Catastrophes Exceeding Upper Catastrophe Pool Limit
November 1, 1996	$10.0	$249.0	13%
July 1, 1999	11.0	284.0	13%
January 1, 2001	11.4	284.0	14%
January 1, 2002	11.6	289.0	16%
January 1, 2003	12.1	301.5	18%
January 1, 2004	14.2	352.0	18%
January 1, 2005	17.9	443.7	19%
January 1, 2006	21.2	525.5	21%
January 1, 2007	21.4	530.5	22%
January 1, 2008	22.9	567.6	23%

The Company incurred catastrophe losses of $13.9 million, $13.8 million and $11.6 million in 2007, 2006, and 2005, respectively. These losses resulted in reductions to the Company’s net income of $0.11, $0.11 and $0.09 per diluted share, after reinsurance and taxes in the respective years.

Management

The Boards of Directors of the Mutual Group and of the Company’s property casualty insurance subsidiaries have established the pool participation percentages and must approve any changes in such participation. The Pooling Agreement, and any amendments thereto, require the regulatory approval of the Alabama Department of Insurance. In addition, the Virginia State Corporation Commission, Bureau of Insurance requires prior approval of any changes in the Pooling Agreement, so long as Alliance is a party to the Pooling Agreement.

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

Should any member of the affiliated group be unable to meet its obligation on a claim for a policy written by the Company’s property casualty subsidiaries, the obligation to pay the claim would remain with the Company’s subsidiaries. The participation of the Company in the Pooling Agreement may be changed or terminated without the consent or approval of the stockholders and the Pooling Agreement may be terminated only by mutual agreement of the parties in writing. Any such termination, or a change in the Company’s allocated share of the pooled business, inclusion of riskier business or certain types of reinsurance assumed in the pool, or other changes to the Pooling Agreement, could have a material adverse impact on the Company’s earnings. Participants’ respective abilities to share in the pooled business are subject to regulatory capital requirements.

3. RELATED-PARTY TRANSACTIONS

Ownership

Mutual owns 42.8%, Fire owns 11.4% and Alfa Mutual General Insurance Company (General) owns 0.8% of the Company’s common stock. The Board of Directors of the Company consists of eleven members, six of whom serve as Directors of Mutual, Fire and General and two of whom at December 31, 2007 were executive officers of the Company. One of the Company’s directors and most of the Company’s executive officers, including the Company’s President, also hold the same positions with Mutual, Fire, General and Specialty. The Company paid stockholder dividends to the Mutual Group totaling $20.4 million in 2007, $19.0 million in 2006 and $17.2 million in 2005.

The Mutual Group and the Company’s insurance subsidiaries are considered an insurance company holding system with Mutual being the controlling party under the Alabama Insurance Holding Company Systems Regulatory Act and their activities and transactions are subject to reporting, examination and regulation thereunder. The Company’s insurance subsidiary, Alfa Alliance Insurance Corporation, is a Virginia domiciled property casualty company, and as such, is subject to regulatory oversight and examination by the Virginia State Corporation Commission, Bureau of Insurance.

Management and Operating Agreement

Under a Management and Operating Agreement, Mutual provides substantially all facilities, management and other operational services to the Company and its subsidiaries and to other companies associated with Mutual. Most of the personnel providing management services to the Company are full-time employees of, and are directly compensated by, Mutual. The Company’s business is substantially integrated with that of Mutual, Fire and General. Mutual periodically conducts expense allocation studies. Mutual charges the Company for its allocable and directly attributable expenses, including facilities. The amounts paid by the Company to Mutual under the Management and Operating Agreement were $70.7 million in 2007, $65.9 million in 2006 and $61.8 million in 2005. The Company reimburses Mutual for the full amount of all its agents’ commissions paid by Mutual for the sale of the Company’s insurance products.

Debt and Guarantees

The Mutual Group is a partner in a real estate partnership, which in 2000 established a revolving line of credit with Financial of $4.0 million at a rate of interest equal to the prime lending rate less 1.0%. During 2002, this line of credit was increased to $5.0 million. At December 31, 2007 and 2006, the amount loaned to the partnership under the line of credit was $4.0 million and $3.6 million, respectively. Interest earned by Financial from the partnership was $271 thousand, $271 thousand and $235 thousand in 2007, 2006 and 2005, respectively.

The Company’s property casualty subsidiaries have agreed to guarantee payment on debt owed by three real estate partnerships affiliated with Fire. These guarantees expire between 2008 and 2035 and, in the unlikely circumstance of a guarantee call, could negatively impact the Company by up to $4.2 million (refer to Note 11 – Commitments and Contingencies).

In 1997, Mutual established a revolving line of credit with Financial of $20 million at a rate of interest equal to the one-month London Interbank Offered Rate (LIBOR) plus .75%. No balance was outstanding at either December 31, 2007 or 2006. No interest was earned by Financial related to this line of credit in 2007, 2006 or 2005. The line of credit expired December 31, 2007 and was not renewed.

In 1999, Alfa Realty, Inc. secured a line of credit with Financial of $250 thousand with interest payable monthly at the Company’s commercial paper rate then applicable plus .35%. No balance was outstanding at either December 31, 2007 or 2006. No interest was earned by Financial related to this line of credit in 2007, 2006 or 2005.

Also, during 1999, Alfa Builders, Inc. (Builders) established a line of credit with Financial of $5 million with interest payable monthly at the Company’s commercial paper rate then applicable plus 1.00%. The unpaid balance on this line of credit was $1.8 million and $3.0 million at December 31, 2007 and 2006, respectively. Interest earned by Financial in 2007, 2006 and 2005 was $155 thousand, $223 thousand and $161 thousand, respectively.

The Company’s commercial paper is guaranteed by Mutual and Fire. The Company paid fees of $50 thousand and $25 thousand to Mutual and Fire, respectively, for their guarantees in 2007, 2006 and 2005.

Insurance Products

On February 1, 1997, Mutual began covering its employees with a Corporate Owned Life Insurance (COLI) plan utilizing Life’s universal life product. Premiums paid to Life totaled $16.9 million in 2007, $18.5 million in 2006 and $17.9 million in 2005. Policy charges recorded from such premiums totaled $4.2 million in 2007, $4.0 million in 2006 and $3.8 million in 2005. Policy reserves and insurance in force on the COLI plan at December 31, 2007 were $190.0 million and $792.4 million, respectively. Certain of Mutual’s employees and those of the Mutual Group’s sponsoring organization, the Alabama Farmers Federation (Federation), not covered by the COLI plan are covered by group life insurance provided by Life. During 2002, certain retired employees of Virginia Mutual also began being covered by group life insurance provided by Life. Contingency reserves held for this group at both December 31, 2007 and 2006 were $142 thousand. Group life insurance premiums paid to Life totaled $529 thousand in 2007, $493 thousand in 2006 and $517 thousand in 2005. Insurance inforce under this plan at December 31, 2007 was $48.4 million. Reserves for group life insurance represent the excess present value of future guaranteed benefits over future premiums plus any unearned premium. Since this one-year term contract renews on January 1 of each year at the discretion of each party, there is no future excess present value of future guaranteed benefits over future premiums at December 31. Since all of the certificates have a renewal date of January 1, the premium for each certificate is fully earned on the following December 31 and no unearned premium liability is present. This reserving method has been used since the Company’s inception.

Other Related-Party Transactions

During 1999, the Company formed a subsidiary, ABC, to administer nonqualified employee and director benefit plans on behalf of Mutual. As a result, the accrued benefit liabilities held by the various Alfa property casualty entities and their related assets were transferred to ABC at that time. The amounts of net transfers from ABC to Mutual in 2007 and 2006 for payments of benefits totaled $2.2 million and $1.0 million, respectively.

Financial leases equipment, automobiles, furniture and other property to the Mutual Group and its affiliates. The Mutual Group and its affiliates paid $5.2 million in 2007, $4.0 million in 2006 and $3.4 million in 2005 under these leases. Periodically, the Mutual Group invests in automobile and other installment loans issued and serviced by Financial. The amount invested by the Mutual Group in such loans was $6.3 million and $8.3 million at December 31, 2007 and 2006, respectively. Interest paid by Financial to the Mutual Group on these loans was $425 thousand in 2007, $334 thousand in 2006 and $200 thousand in 2005. Federation and Alfa Services, Inc. (Services), a Federation subsidiary, invest in short-term lines of credit with the Company and Financial. The balance outstanding on these lines of credit included in notes payable to affiliates was $25.1 million and $19.3 million at December 31, 2007 and 2006, respectively. Interest paid by the Company and Financial to the Federation and its subsidiary was $1.1 million in 2007, $1.0 million in 2006 and $502 thousand in 2005.

Alfa Properties has a partnership interest in Marshall Creek, Ltd., a real estate development. Financial established capital leases with this entity during 2002 and received payments of $99 thousand and $175 thousand under these leases in 2007 and 2006, respectively.

The Company periodically has investment transactions with the Mutual Group. In 2007, the Company purchased four securities at fair value of $8.3 million. In 2006, the Company sold one security at fair value for a loss of $601 thousand and purchased two securities at fair value of $4.9 million. Investment transactions between the Company and the Mutual Group were insignificant in 2005. The Company is also a partner in Alfa Investors Partnership with the Mutual Group. The amount contributed to the partnership was $42.1 million and $39.0 million at December 31, 2007 and 2006, respectively. The Company had committed to fund up to $5.9 million additional investment in the partnership at December 31, 2007. The Company received distributions from the partnership of $2.8 million and $3.2 million in 2007 and 2006, respectively. In 2000, the Company became a member in Alfa Ventures II, LLC with the Mutual Group. The amount contributed to the limited liability company was $1.9 million at both December 31, 2007 and 2006, respectively. The Company received distributions from this partnership of $345 thousand in 2007 and $203 thousand in 2006.

The Company’s life subsidiary is a general partner in two investment partnerships with a trust created by Mutual and Fire. The carrying value of the partnerships was $1.1 million at both December 31, 2007 and 2006, respectively.

During the third quarter of 2002, the Company’s finance subsidiary invested $13.5 million in MidCountry Financial Corporation (MidCountry), a financial services holding company. Two of the Company’s executive officers are board members of MidCountry with one executive officer serving as Chairman of the Board. At December 31, 2007 and 2006, Financial’s ownership was 41% and 42%, respectively. Due to ownership levels, Financial and the Company qualify as unitary thrift holding companies.

Financial made additional investments of $36.1 million during the fourth quarter of 2004 and $26.6 million during the second quarter of 2007 to maintain its approximate original ownership in the entity. Financial accounts for earnings from MidCountry using the equity method of accounting. Pretax operating loss, net of the cost of capital, was $7.3 million in 2007. Conversely, the Company recognized pretax operating income, net of the cost of capital, of $1.4 million in 2006 and $1.2 million in 2005.

During the third quarter of 2007, Financial invested $3.0 million in MidCountry preferred stock. In 2007, Financial recognized $63 thousand in pretax earnings on this preferred stock.

On December 31, 2005, the Company completed the sale of Financial’s leasing division, OFC Capital, to OFC Servicing Corporation, a subsidiary of MidCountry that continues to service the Company’s retained commercial lease portfolio. Service fees incurred by the Company in 2007 were $457 thousand and $908 thousand in 2006. Included in other long-term investments in affiliates at December 31, 2007 and 2006, respectively, is a note receivable of $13.5 million and $33.0 million related to the sale transaction. Interest received from OFC Servicing Corporation was $864 thousand and $1.8 million in 2007 and 2006, respectively.

4. INVESTMENTS

Net investment income by source is summarized as follows:

	2007	2006	2005
Fixed maturities:
Held for investment	$2,456	$5,548	$7,799
Available for sale	84,276,222	80,648,259	76,742,477

Total fixed maturities	84,278,678	80,653,807	76,750,276
Equity securities	3,513,283	4,283,985	2,911,867
Policy loans	5,027,794	4,812,279	4,514,618
Collateral loans	10,260,179	10,125,233	8,502,108
Commercial leases	129,111	187,349	6,219,519
Other long-term investments [1]	6,752,444	12,843,851	13,194,809
Short-term investments	10,787,053	5,907,568	2,571,982

Total investment income	120,748,542	118,814,072	114,665,179
Interest expense	(15,926,122)	(15,438,238)	(11,531,361)
Investment expenses	(10,017,595)	(10,113,124)	(8,202,079)

Net investment income	$94,804,825	$93,262,710	$94,931,739

[1]	Includes income from Other Long-term Investments in Affiliates

Net realized investment gains (losses) are summarized as follows:

	2007	2006	2005
Fixed maturities available for sale	$(5,165,687)	$345,051	$(1,768,154)
Equity securities	9,617,727	8,255,376	10,693,897
Other investments	(5,555,050)	(5,198,197)	(2,874,870)

Net realized investment gains (losses), before taxes	(1,103,010)	3,402,230	6,050,873
Less: Tax effect on realized investment gains (losses)	(386,054)	1,190,781	2,117,806

Net realized investment gains (losses), net of tax	$(716,956)	$2,211,449	$3,933,067

Valuation of Investments

Changes in net unrealized investment gains and losses on fixed maturities and equity securities are as follows:

	Increase (Decrease)
	2007	2006	2005
Fixed maturities:
Held for investment	$(101)	$(3,028)	$(3,979)

Available for sale, net of tax	$(7,349,467)	$(9,346,861)	$(13,507,513)

Equity securities, net of tax	$(8,462,529)	$(66,599)	$(3,837,356)

Unrealized investment gains and losses are based on fair values that were determined using nationally recognized pricing services, broker/dealers securities firms and market makers with the exception of six structured notes valued at $35.0 million, which were based on internal pricing models, and one security valued at a cost of $3.0 million.

The cost and estimated fair value of investments in equity securities are as follows:

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$92,812,252	$4,645,251	$(7,414,924)	$90,042,579

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$101,177,606	$12,527,472	$(2,277,871)	$111,427,207

Applicable deferred income tax benefit on net unrealized losses for equity securities aggregated $969 thousand at December 31, 2007. Applicable deferred income taxes on net unrealized gains for equity securities aggregated $3.6 million at December 31, 2006.

The amortized cost and estimated fair value of investments in fixed maturity securities are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held for investment:
Mortgage-backed securities	$30,217	$2,119	$—	$32,336

Available for Sale:
U.S. Treasury securities	$22,309,526	$374,418	$—	$22,683,944
Obligations of U.S. Government corporations and agencies	238,647,466	2,153,835	(251,439)	240,549,862
Obligations of states and political subdivisions	281,208,549	8,734,962	(552,707)	289,390,804
Corporate securities	157,782,129	8,041,533	(1,052,155)	164,771,507
Mortgage-backed securities	545,737,569	1,966,176	(18,933,578)	528,770,167
Asset-backed securities	58,483,106	93,341	(1,376,027)	57,200,420
Other debt securities	3,000,000	—	—	3,000,000

Total	$1,307,168,345	$21,364,265	$(22,165,906)	$1,306,366,704

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held for investment:
Mortgage-backed securities	$55,052	$2,220	$—	$57,272

Available for Sale:
U.S. Treasury securities	$8,461,602	$1,298,090	$(96,817)	$9,662,875
Obligations of U.S. Government corporations and agencies	221,871,698	793,044	(2,836,986)	219,827,756
Obligations of states and political subdivisions	383,993,659	14,429,309	(1,056,242)	397,366,726
Corporate securities	176,437,947	9,252,558	(720,037)	184,970,468
Mortgage-backed securities	557,618,340	2,723,527	(11,712,430)	548,629,437
Asset-backed securities	84,805,227	231,164	(1,799,951)	83,236,440
Other debt securities	3,000,000	—	—	3,000,000

Total	$1,436,188,473	$28,727,692	$(18,222,463)	$1,446,693,702

Applicable deferred income tax benefit on net unrealized losses for fixed maturities available for sale aggregated $281 thousand at December 31, 2007. Applicable deferred income taxes on net unrealized gains for fixed maturities available for sale aggregated $3.7 million at December 31, 2006.

Management analyzes net unrealized losses on investments for impairment. The following table shows the Company’s net unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government corporations and agencies	$8,948,539	$15,684	$37,395,992	$235,755	$46,344,531	$251,439
Obligations of states and political subdivisions	26,583,545	120,973	16,869,133	431,734	43,452,678	552,707
Corporate securities	17,521,406	507,349	15,914,917	544,806	33,436,323	1,052,155
Mortgage-backed securities	132,121,064	4,998,950	244,093,635	13,934,628	376,214,699	18,933,578
Asset-backed securities	—	—	18,771,688	1,376,027	18,771,688	1,376,027

Total fixed maturities	185,174,554	5,642,956	333,045,365	16,522,950	518,219,919	22,165,906
Equity securities	39,342,333	6,877,105	2,202,092	537,819	41,544,425	7,414,924

Total temporarily impaired securities	$224,516,887	$12,520,061	$335,247,457	$17,060,769	$559,764,344	$29,580,830

Of the 180 fixed maturities in an unrealized loss position at December 31, 2007, the majority are mortgage-backed securities. Of the $18.9 million in unrealized losses on mortgage-backed securities, the majority was issued by governmental agencies. Therefore, return of principal is not currently an issue. The market value of these securities has been adversely affected by the illiquidity in the current market. The interest rate environment has been the primary cause of the other fixed maturity loss positions in the portfolio. While unrealized gains and losses will fluctuate with interest rate changes, receipt of principal is highly probable if these securities are held to maturity. The Company reviews securities for impairment each quarter and considers its intent and ability to hold any debt securities in a loss position until the fair value recovers. During quarterly reviews in 2007, the Company evaluated its exposure to subprime mortgage-related risks. The Company does not own direct investments in subprime mortgage loans, or have investments in subsidiary, controlled and affiliated entities with subprime-related risk. Exposure to subprime mortgage-related risk in fixed income securities is limited to investments in collateralized debt obligations (CDOs) with underlying subprime mortgage exposure. Careful consideration is given in determining the Company’s exposure to subprime mortgage-related risk through analysis of the quality of collateral, rating downgrades, deterioration or loss of credit support, time period in which there has been a decline in value, changes in cash flow, and the Company’s ability and intent to hold the security until full value is recovered. Unrealized losses due to asset valuation changes at December 31, 2007 and 2006 were due to changes in interest rates and not credit quality. Realized losses were taken on those securities in which the Company had determined a decline in credit value of the underlying support had occurred. Other information used in the assessment for impairment includes industry analyst reports and the volatility of the security’s market price.

There were 39 equity positions with unrealized losses at December 31, 2007. One position comprised 18.2% of the total gross unrealized losses. No other single holding in an unrealized loss position comprised over 15% of the total gross unrealized losses. The Company has investments in four publicly traded equity securities of financial institutions that have been adversely affected by the subprime credit market. These equity securities were written down to their respective fair values at December 31, 2007.

The Company did not consider any security with an unrealized loss at December 31, 2007 to be other than temporarily impaired.

Fixed Maturities

The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$31,931,902	$32,044,970
Due after one year through five years	93,081,943	96,774,577
Due after five years through ten years	317,178,042	322,264,791
Due after ten years	260,755,783	269,311,779

	702,947,670	720,396,117
Mortgage-backed securities	545,737,569	528,770,167
Asset-backed securities	58,483,106	57,200,420

Total	$1,307,168,345	$1,306,366,704

Proceeds from sales of fixed maturities available for sale were $176.3 million in 2007, $101.7 million in 2006 and $108.4 million in 2005. Gross gains of $8.1 million in 2007, $1.2 million in 2006 and $427 thousand in 2005 and gross losses of $3.4 million in 2007, $1.3 million in 2006 and $2.2 million in 2005 were realized on those sales. In addition, the Company recorded a loss of $10.3 million in 2007, $20 thousand in 2006 and $1.0 million in 2005 for fixed maturities available for sale whose decline in fair value was deemed to be other than temporary. In 2007, $6.5 million of the total writedowns were due to the subprime mortgage market. At December 31, 2007, the Company’s mortgage-backed securities were comprised of CMOs and pass through securities. The valuation of such securities is subject to significant fluctuations due to changes in interest rates. The Company has a history of positive cash flow and has the ability to hold such investments to maturity. Management performs periodic assessments of the portfolio to monitor interest rate fluctuations. At December 31, 2007, the Company had $5.2 million in fixed maturities available for sale on deposit with regulatory agencies in order to meet statutory requirements.

The Company’s fixed maturity portfolio is predominantly comprised of investment grade securities. At December 31, 2007, $10.7 million in fixed maturities (0.8% of the total fixed maturity portfolio) are considered below investment grade. The Company considers bonds with a quality rating of BB+ and below, based on Standard & Poor’s rating scale, to be below investment grade. A single investment of $3.0 million was not rated at December 31, 2007.

Equity Securities

Proceeds from sales of equity securities were $200.0 million in 2007, $170.6 million in 2006 and $137.3 million in 2005. Gross gains of $30.1 million in 2007, $16.3 million in 2006 and $14.5 million in 2005 and gross losses of $5.4 million in 2007, $5.1 million in 2006 and $2.8 million in 2005 were realized on those sales. The Company also recorded a loss of $15.0 million in 2007, $2.9 million in 2006 and $1.0 million in 2005 for equity securities whose decline in fair value was deemed to be other than temporary. In 2007, $3.4 million of the total writedowns were related to publicly traded positions in financial institutions which had been adversely affected by the subprime credit market.

Policy Loans

The Company’s policy loans are carried at the outstanding balance and earn interest predominately at 8.0% but range from 5.0% to 8.0%. Policy loans have no stated maturity and are often repaid by reductions to benefits and surrenders. Therefore, the carrying amount approximates the fair value of the policy loan portfolio.

Collateral Loans

The Company’s collateral loan portfolio totaled $121.5 million and $128.7 million at December 31, 2007 and 2006, respectively. These portfolios consisted of mortgage and consumer loans in the Company’s primary market area of Alabama, Georgia and Mississippi. Management evaluates the creditworthiness of customers on a case-by-case basis and obtains collateral as deemed necessary based on this evaluation. The Company had charged off loans totaling $570 thousand, $4.0 million and $496 thousand in 2007, 2006 and 2005, respectively. At both December 31, 2007 and 2006, respectively, the Company maintained an allowance for losses of $1.6 million. The Company has estimated the fair value of the collateral loan portfolio to be $140.3 million and $136.7 million at December 31, 2007 and 2006, respectively. The estimated fair value was determined by discounting the estimated future cash flows from the loan portfolio at rates between 4.92% and 5.61% for 2007 and at a rate of 6.17% for 2006, the current interest rates offered for similar loans, and after allowing for estimated loan losses. The Company had impaired loans of $2.3 million and $949 thousand subject to individual valuation at December 31, 2007 and 2006, respectively. Loans in nonaccrual status at December 31, 2007 and 2006 were $910 thousand and $421 thousand respectively. Repossessed assets, net of allowance for losses on disposal, included in other assets were $146 thousand and $51 thousand at December 31, 2007 and 2006, respectively.

Other Long-term Investments

Partnerships, Joint Ventures and Unconsolidated Investee Companies: The majority of the investments in partnerships, joint ventures and unconsolidated investee companies are stated at the underlying audited equity value based on accounting principles generally accepted in the United States of America. Ownership in equity-method partnership interests range from 1% to 34%. Equity-method partnership interests represent 77.1%, or $66.3 million, of other long-term investments at December 31, 2007 and 73.9%, or $64.2 million, at December 31, 2006. Similarly, partnership interests and joint ventures represent 19.6%, or $24.9 million, of other long-term investments in affiliates at December 31, 2007 and 19.9%, or approximately $24.0 million, at December 31, 2006.

The Company holds a position in Waveland NCP Alabama Ventures, LLC, a certified capital company that is an investment premium tax credit program sanctioned by the State of Alabama. This investment is carried at its unpaid principal balance of $2.3 million and $2.6 million at December 31, 2007 and 2006, respectively. Principal and interest are received in accordance with a contractual agreement and repayment of principal is protected by strict guidelines imposed by the governing agency. The Company has two partnerships with ownership percentages of less than 1% accounted for using the cost method. These positions total $2.1 million and $2.0 million at December 31, 2007 and 2006, respectively. These investments are stated at cost. For cost method partnerships, income is recognized based on distributed earnings received from the investee.

The Company’s investment in MidCountry is accounted for using the equity method. In addition to earnings reflected within the statements of income, this investment has generated gross accumulated other comprehensive income of $471 thousand before tax expense of $165 thousand since the investment was made in 2002. The table below summarizes the company’s primary long-term investment interests at December 31, 2007 and related operating results for 2007.

	Segment Holding Investment	Ownership	Carrying Value	Unpaid Commitment in Other Liabilities	Equity in Net Earnings (Losses)	Realized Losses
Non-affiliates:
Low Income Housing Tax Credit Partnerships	Property Casualty Insurance	Various	$62,180,095	$34,250,672	$—	$(6,793,700)
	Life Insurance	Various	$4,114,604	$33,231	$—	$(1,092,805)
Other Partnerships	Life Insurance	Various	$4,471,491	$—	$304,182	$—
Affiliates:
Alfa Investors	Property Casualty Insurance	27%	$23,058,911	$—	$3,493,414	$—
Alfa Ventures II, LLC	Property Casualty Insurance	20%	$722,048	$—	$452,583	$—
East South Boulevard Investors I, LLP	Life Insurance	1%	$907,091	$—	$48,351	$—
East South Boulevard Investors II, LLP	Life Insurance	1%	$205,695	$—	$12,177	$—
MidCountry Financial Corporation	Noninsurance	41%	$79,607,315	$—	$(7,287,056)	$—

The Company had net investment income from partnerships and joint ventures of $4.3 million, $2.8 million and $6.7 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, partnerships yielding tax credits from investments in low-income housing of $66.3 million and $64.2 million are included in the Company’s other long-term investments. The Company realized losses from its investments in low-income housing partnerships of $7.9 million in 2007, $7.4 million in 2006 and $4.1 million in 2005. In addition, the Company’s investment in MidCountry was $79.6 million and $57.2 million at December 31, 2007 and 2006, respectively. Net investment loss from MidCountry, net of cost of capital, was $7.3 million in 2007 while net investment income from MidCountry, net of cost of capital, was $1.4 million and $1.2 million in 2006 and 2005, respectively.

The table below shows an aggregate summary of affiliated equity-method investees’ financial information derived from the investees’ financial statements, along with the Company’s total equity investment:

	December 31,
	2007	2006
Balance Sheets
Assets
Total Investments	$1,561,073,633	$1,319,561,203
Other Assets	220,147,172	153,804,792

Total Assets	$1,781,220,805	$1,473,365,995

Liabilities
Total Deposits, Debt and Borrowings	$1,329,280,273	$1,088,430,423
Other Liabilities	36,871,389	46,361,149

Total Liabilities	1,366,151,662	1,134,791,572

Equity
Total Equity	415,069,143	338,574,423

Total Liabilities and Equity	$1,781,220,805	$1,473,365,995

Company Equity Investment	$104,501,060	$81,238,929

	Years Ended December 31,
	2007	2006	2005
Statements of Income
Revenues
Net Investment Income	$85,212,098	$73,348,809	$81,166,667
Other Income	39,670,468	27,209,532	33,212,290

Total Revenues	124,882,566	100,558,341	114,378,957

Expenses
Operating Expenses	116,246,577	74,531,375	71,216,113

Income before Income Tax Expense	8,635,989	26,026,966	43,162,844

Income Tax Expense (Benefit)[1]	(4,084,289)	4,438,803	3,632,073

Net Income	$12,720,278	$21,588,163	$39,530,771

[1]	Income tax expense (benefit) is attributable to MidCountry.

Commercial Leases: The Company’s commercial lease portfolio totaled $685 thousand and $1.7 million at December 31, 2007 and 2006, respectively. The majority of the commercial lease portfolio was sold in the fourth quarter of 2005 to OFC Servicing Corporation, a wholly-owned subsidiary of MidCountry. During 2007, 2006 and 2005, the Company charged off leases totaling $342 thousand, $328 thousand and $1.4 million, respectively. At December 31, 2007, the Company had an allowance for losses of $1.0 million. At December 31, 2006, the allowance for losses on the lease portfolio was $1.2 million. The Company has estimated the fair value of the commercial lease portfolio to be $685 thousand and $1.7 million at December 31, 2007 and 2006, respectively. The estimated fair value of the lease portfolio at December 31, 2007 and 2006 approximates carrying value after allowing for estimated lease losses. Assets leased to affiliated companies are expected to be held until the lease terminates and, therefore, fair value is assumed to equal net cost. The Company had impaired leases and repossessed assets, net of allowances for losses on disposal, included in other assets of $0 and $551 thousand subject to individual valuation at December 31, 2007 and 2006, respectively. Leases that are more than 90 days late are placed in a nonaccrual status and totaled $61 thousand and $459 thousand at December 31, 2007 and 2006, respectively.

Other Investments: Included in the Company’s other long-term investments are its leased asset portfolio (refer to Note 15 – Leases), notes receivable from affiliates and an investment in MidCountry preferred stock (refer to Note 3 – Related Party Transactions). The leased asset portfolio and notes receivable are carried at net book value and the preferred stock is carried at cost which approximates fair value.

Short-term Investments

Short-term investments are reflected at fair value and include money market funds and certificates of deposit, not discounted due to their liquidity and short-term nature. Therefore, the Company considers the fair value of these short-term investments to be equal to cost. Also included are short-term investments in bonds with maturity dates ranging from January 16, 2008 to March 13, 2008. These investments are carried at fair value.

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

	December 31,
	2007		2006
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Assets:
Fixed maturities held for investment	$30,217	$32,336	$55,052	$57,272
Fixed maturities available for sale	$1,307,168,345	$1,306,366,704	$1,436,188,473	$1,446,693,702
Equity securities	$92,812,252	$90,042,579	$101,177,606	$111,427,207
Policy Loans	$67,697,107	$67,697,107	$64,949,875	$64,949,875
Collateral loans	$121,505,553	$140,300,476	$128,685,111	$136,690,931
Other long-term investments	$91,439,520	$85,966,116	$81,340,194	$86,823,771
Short-term investments	$412,967,736	$413,003,223	$167,683,154	$167,683,154
Cash	$35,059,563	$35,059,563	$37,218,109	$37,218,109
Other long-term investments in affiliates	$119,212,852	$126,753,594	$109,940,414	$120,819,010
Derivative-related assets	$—	$—	$—	$162,371
Liabilities:
Commercial paper	$197,367,051	$197,367,051	$206,923,215	$206,923,215
Notes payable	$101,402,470	$101,402,470	$97,516,459	$97,516,459
Derivative-related liabilities	$65,462	$3,450	$96,347	$132,100

6. DEFERRED POLICY ACQUISITION COSTS

Life

Changes in deferred policy acquisition costs are as follows:

	2007	2006	2005
Balance, beginning of year	$184,283,091	$171,107,909	$158,015,746
Acquisition costs deferred	24,965,056	23,000,226	18,815,613
Amortization charged to income	(14,187,497)	(11,867,758)	(9,277,107)
Adjustments to unrealized gains and losses on securities available for sale	1,702,225	2,042,714	3,553,657

Balance, end of year	$196,762,875	$184,283,091	$171,107,909

Property Casualty1

Changes in deferred policy acquisition costs are as follows:

	2007	2006	2005
Balance, beginning of year	$40,233,859	$33,146,010	$25,242,478
Acquisition costs deferred	118,695,380	125,261,624	107,349,895
Amortization charged to income	(120,554,440)	(118,173,775)	(99,446,363)

Balance, end of year	$38,374,799	$40,233,859	$33,146,010

[1]	Includes elimination of intercompany profits within the corporate and elimination segment

Adoption of SOP 05-1

On January 1, 2007, the Company adopted SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement. Transactions are accounted for as an internal replacement, as defined by this statement, when a policyholder requests a change not within the terms of the original contract and the change is deemed by the Company to be significant and integrated. For internal replacements of insurance products, the unamortized balance of acquisition costs previously deferred under the original contract is extinguished and charged to income. The new acquisition costs associated with the replacement are deferred and amortized to income.

At the date of adoption, no adjustments were made to retained earnings in the life segment or the property casualty segment. For 2007, there were not any significant impacts in the property casualty segment for internal replacements. In the life segment, internal replacements resulted in the extinguishment of acquisition costs previously deferred and a charge to income through amortization expense of $2.2 million for 2007. During the first quarter of 2007, Life provided an opportunity for policyholders to convert existing policies to the new return of premium product.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

In 2005, the Company recorded goodwill related to the purchase of Vision in the amount of $13.9 million and other intangible assets in the amount of $9.1 million. Vision is reported in the noninsurance segment.

Goodwill

Changes in goodwill are as follows:

	2007	2006
Balance, beginning of year	$9,576,218	$13,924,306
Acquisitions	—	—
Other	—	(4,348,088)

Balance, end of year	$9,576,218	$9,576,218

The Company evaluated its final allocation of purchase price and adjusted its goodwill carrying value by $4.3 million as of December 31, 2006.

The Company’s goodwill impairment test performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no writedowns for the years ended December 31, 2007, 2006 and 2005.

Other Intangible Assets

Other intangible assets are classified into three categories:

•	“Agent Relationships” intangible asset represents ongoing contractual relationships between existing agents at acquisition date and the managing general agent.

•	“Information Technology” intangible asset is software enhancements.

•	“Restrictive Covenants” intangible asset is a covenant not to compete for one Vision executive.

The following table shows other intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2007:

	Agent Relationships	Information Technology	Restrictive Covenants	Total
Gross carrying amount	$7,588,000	$400,000	$1,120,000	$9,108,000
Accumulated amortization	(1,138,200)	(240,000)	(672,000)	(2,050,200)

Net carrying amount	$6,449,800	$160,000	$448,000	$7,057,800

Changes in other intangible assets by asset class for 2007 and 2006 are as follows:

	Year Ended December 31, 2007
	Agent Relationships	Information Technology	Restrictive Covenants	Total
Balance, beginning of year	$6,829,200	$240,000	$672,000	$7,741,200
Amortization	(379,400)	(80,000)	(224,000)	(683,400)

Balance, end of year	$6,449,800	$160,000	$448,000	$7,057,800

	Year Ended December 31, 2006
	Agent Relationships	Information Technology	Restrictive Covenants	Total
Balance, beginning of year	$7,208,600	$320,000	$896,000	$8,424,600
Amortization	(379,400)	(80,000)	(224,000)	(683,400)

Balance, end of year	$6,829,200	$240,000	$672,000	$7,741,200

The cost of other intangible assets is being amortized over a range of 5 to 20 years, with a weighted average original life of 17.5 years. Amortization expenses for 2007, 2006 and 2005 were $683 thousand in each year. Amortization expense for intangible assets is estimated to be $683 thousand in 2008, $683 thousand in 2009 and $379 thousand in 2010 and thereafter.

8. POLICY LIABILITIES AND ACCRUALS

Life Insurance

The composition of the liability for future policy benefits and life and health claim reserves and the more significant assumptions used in its calculation are as follows:

	Insurance Inforce	Liability December 31,		Years of Issue	Basis of Assumption
		2007	2006		Interest Rate	Mortality and Morbidity	Withdrawals
Ordinary life	$15,285,570,695	$216,736,052	$200,289,601	1955 to 1978	5%	1955-60 Basic Select and Ultimate Mortality Tables	Company experience
				1979 to 1980	7% graded to 5%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
				1981 to 1993	9% graded to 7%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
				1994 to 2007	6%	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
Interest-sensitive life	2,599,893,290	263,327,034	255,237,513	1984 to 2007	4.75%*	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
Universal life	6,424,590,085	407,416,079	375,652,397	1987 to 2007	4.75%*	Modified 1965-70 Basic Select and Ultimate Mortality Tables	Company experience
Annuities w/o life contingencies		14,372,457	14,003,290	1974 to 2007	4.3% to 4.5%*
Group credit life	10,543,931	285,670	309,237	1992 to 2007	3.0%	1958 CET
Group life	48,425,383	—	141,958	2007	4.5%	1960 CSG

	$24,369,023,384	$902,137,292	$845,633,996

Accident and health		238,730	242,993		4.5% to 5%	1972 intercompany reports	200% N&W III
Life and health claim reserves		6,697,519	5,926,799

		$909,073,541	$851,803,788

*	Rates are adjustable annually on policyholders’ anniversary dates.

For the year ended December 31, 2007, premiums under individual ordinary life insurance participating policies were $5.3 million, or 4% of total premiums collected. The Company accounts for its policyholder dividends based upon dividends apportioned for payment for the next year plus any adjustments for dividends paid differently from those apportioned in the prior year. Total policyholder dividends incurred for 2007 were $4.2 million. The Company paid dividends in the amount of $4.2 million during 2007 to policyholders and did not allocate any additional income to such policyholders. The Company did not issue any participating policies during 2007. The amount of insurance inforce on participating policies represents 1% of ordinary life insurance inforce or $226 million at December 31, 2007.

Activity in the liability for unpaid losses is summarized as follows:

	2007	2006	2005
Balance at January 1,	$5,926,799	$8,288,438	$5,954,082
less reinsurance recoverables on unpaid losses	(455,413)	(3,256,456)	(1,677,427)

Net balance on January 1,	5,471,386	5,031,982	4,276,655

Incurred related to:
Current year	32,924,537	32,017,288	27,921,285
Prior years	138,702	176,523	192,211

Total incurred	33,063,239	32,193,811	28,113,496

Paid related to:
Current year	30,461,003	29,061,499	25,178,694
Prior years	3,316,119	2,692,908	2,179,475

Total paid	33,777,122	31,754,407	27,358,169

Net balance at December 31,	4,757,503	5,471,386	5,031,982
plus reinsurance recoverables on unpaid losses	1,940,016	455,413	3,256,456

Balance at December 31,	$6,697,519	$5,926,799	$8,288,438

Property Casualty Insurance

Losses and loss adjustment expenses payable are management’s best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances, historical trends, emergence patterns and settlement patterns. Reserves for reported losses are established on a case-by-case basis with the amounts determined by claims adjusters based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. Loss and loss adjustment expense reserves for incurred claims that have not yet been reported (IBNR) are estimated based primarily on historical emergence patterns with consideration given to many variables including statistical information, inflation, legal developments, storm loss estimates and economic conditions.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2007	2006	2005
Balance at January 1,	$172,664,652	$159,639,886	$154,107,730
less reinsurance recoverables on unpaid losses	(2,380,370)	(2,103,540)	(3,251,046)

Net balance on January 1,	170,284,282	157,536,346	150,856,684

Alliance
Balance at January 1,	23,932,909	—	—
less reinsurance recoverables on unpaid losses	(17,174,977)	—	—

Net balance on January 1,	6,757,932	—	—

Incurred related to:
Current year	400,657,360	388,721,009	353,497,743
Prior years	(4,731,739)	(8,326,507)	4,598,363

Total incurred	395,925,621	380,394,502	358,096,106

Paid related to:
Current year	289,908,126	278,243,187	252,333,889
Prior years	99,406,307	89,403,379	99,082,555

Total paid	389,314,433	367,646,566	351,416,444

Net balance at December 31,	183,653,402	170,284,282	157,536,346
plus reinsurance recoverables on unpaid losses	4,048,163	2,380,370	2,103,540

Balance at December 31,	$187,701,565	$172,664,652	$159,639,886

The estimated cost of loss and loss adjustment expenses attributable to insured events of prior years decreased by $4.7 million during 2007 as a result of re-estimation of unpaid losses and loss adjustment expenses. Increases or decreases of this nature occur as the result of claim settlements during the current year, and as additional information is received regarding individual claims, causing changes from the original estimates of the cost of these claims. The table below summarizes the 2007 changes in estimated loss reserves by component and period in thousands of dollars.

		Reserves at January 1, 2007	Loss Development	Paid Loss	Reserves at December 31, 2007
		(in thousands)
Prior to	1998	$738	$140	$213	$665
	1998	254	—	56	198
	1999	112	112	70	154
	2000	483	(126)	70	287
	2001	1,890	(38)	317	1,535
	2002	3,997	(964)	1,126	1,907
	2003	8,183	(1,043)	3,209	3,931
	2004	14,877	(1,536)	4,255	9,086
	2005	33,332	(3,268)	15,073	14,991
	2006	113,176	1,991	75,017	40,150
	2007	—	400,657	289,908	110,749

	Totals	$177,042	$395,925	$389,314	$183,653

The Company is primarily an insurer of private passenger motor vehicles and of single-family homes and has limited exposure for difficult-to-estimate claims such as environmental, product and general liability claims. The Company does not believe that any such claims will have a material impact on the Company’s liquidity, results of operations, cash flows or financial condition. Deducted from the liability for estimated unpaid losses and loss adjustment expenses are the Company’s estimates of salvage and subrogation recoverable of $12.7 million and $11.6 million at December 31, 2007 and 2006, respectively.

9. INCOME TAXES

Income tax expense consists of the following:

	2007	2006	2005
Current	$40,385,144	$32,640,681	$39,134,196
Deferred	(9,288,407)	466,694	(306,215)

Income tax expense	$31,096,737	$33,107,375	$38,827,981

A reconciliation of the tax provision at the U.S. Federal statutory rate to income tax expense is as follows:

	2007	2006	2005
Tax provision at U.S. Federal statutory tax rate	$43,611,821	$48,650,784	$48,251,607
Dividends received deduction, tax exempt interest and proration	(4,746,290)	(4,757,697)	(4,591,123)
Tax credits	(7,330,743)	(6,854,686)	(5,841,081)
Uncertain tax positions	63,754	(3,265,779)	—
Other, net	(501,805)	(665,247)	1,008,578

Income tax expense	$31,096,737	$33,107,375	$38,827,981

In the fourth quarter of 2006, the Company entered into a settlement agreement with the Internal Revenue Service relating to the examination of tax returns for the years 1999 through 2001. As a result of these tax years being closed, the Company released $3.3 million previously held as a reserve for uncertain tax positions.

Total income tax expense (benefit) for the years ended December 31 was recorded in the financial statements as follows:

	2007	2006	2005
Statements of Income:
Income tax expense	$31,096,737	$33,107,375	$38,827,981

Statements of Stockholders’ Equity:
Additional paid-in capital:
Tax (benefit) from stock option exercises	(666,925)	(520,739)	(846,334)

Accumulated other comprehensive income:
Tax (benefit) from net unrealized investment (losses)	(7,905,953)	(4,353,837)	(9,339,545)
Tax expense (benefit) from unrealized gain (loss) on interest rate swap contract	(56,830)	62,896	751,415
Tax expense (benefit) from unrealized gain (loss) on other long-term investments	124,521	252,843	(221,375)
Tax expense from pension liability adjustments	378,805	—	—

Tax (benefit) on accumulated other comprehensive income	(7,459,457)	(4,038,098)	(8,809,505)

Total	$22,970,355	$28,548,538	$29,172,142

Deferred tax assets (liabilities) include the following as of December 31:

	2007	2006
Deferred tax assets:
Reserve computational method differences	$38,960,689	$36,945,486
Unearned premium reserve	16,664,546	16,456,539
Investment basis differences related to impairments	9,220,251	1,848,088
Stock option differences due to SFAS No. 123(R)	4,221,987	2,565,177
Other	5,542,359	3,147,461

Total deferred tax asset	74,609,832	60,962,751

Deferred tax liabilities:
Deferral of policy acquisition cost	71,123,998	69,872,133
Net unrealized holding gain on investments	—	7,541,048
Other	6,657,609	9,097,124

Total deferred tax liability	77,781,607	86,510,305

Net deferred tax (liability)	$(3,171,775)	$(25,547,554)

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

At December 31, 2007 and 2006, the Company had an income tax payable of $3.5 million and an income tax receivable of $1.3 million, respectively.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At the date of adoption, the Company had an unrecognized tax benefit (UTB) of $2.8 million and interest and penalties of $285 thousand. No adjustments were made to retained earnings at the date of adoption.

A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2007 is as follows:

	Federal Tax	Accrued Interest	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2007	$2,838,224	$284,866	$3,123,090
Additions for tax positions related to the current year	3,658,620	295,606	3,954,226
Additions for tax positions related to the prior year	—	—	—
Reduction for tax positions related to prior years	(2,779,441)	(197,522)	(2,976,963)
Other reductions for tax positions related to prior year settlements	—	—	—

Balance at December 31, 2007	3,717,403	382,950	4,100,353
Less: tax attributable to timing items included above	(3,717,403)	—	(3,717,403)

Total UTBs that, if recognized, would impact the effective income tax rate as of December 31, 2007	$—	$382,950	$382,950

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had approximately $383 thousand and $285 thousand for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Tax years 2004 through 2006 are still subject to examination by the Internal Revenue Service. There are no federal income tax examinations currently in process. Tax years 2004 through 2006 are still subject to examination by the various state jurisdictions.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

10. DEBT

The Company uses variable-rate debt to partially fund its consumer loan and commercial lease portfolios. In particular, it has issued variable-rate long-term debt and commercial paper. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Short-term debt was $228.8 million and $234.4 million at December 31, 2007 and 2006, respectively, and long-term debt was $70 million at both December 31, 2007 and 2006.

Commercial Paper

The Company had $197.4 million in commercial paper outstanding at a weighted average rate of 5.07% at December 31, 2007. Rates ranged from 4.75% to 5.27% with maturities from January 2, 2008 to January 30, 2008. At December 31, 2006, the Company had $206.9 million in commercial paper outstanding at a weighted average rate of 5.30%. Rates ranged from 5.28% to 5.35% with maturities from January 8, 2007 to January 31, 2007. The Company intends to continue to use the commercial paper program to fund its short-term needs. However, backup lines of credit are in place up to $300 million to cover up to $230 million in commercial paper and the $70 million variable-rate demand note described below. Commitment fees related to the backup lines were $228 thousand in 2007 and $257 thousand in 2006. The backup lines agreements contain usual and customary covenants requiring the Company to meet certain operating levels. Included in the financial covenants are requirements that the Company maintain minimum levels of stockholders’ equity and perform at a level that produces acceptable ratios of earnings before income taxes to interest expense and indebtedness to capitalization. The Company has maintained full compliance with all such covenants. The Company has A-1+ and P-1 commercial paper ratings from Standard & Poor’s and Moody’s Investors Service, respectively. The commercial paper is guaranteed by two affiliates, Mutual and Fire. Due to the short-term nature of the Company’s commercial paper borrowings, the fair value approximates the carrying value.

Notes Payable

The Company issued a variable-rate $70 million long-term obligation maturing on June 1, 2017 in the second quarter of 2002 as a means of funding the collateral loan and commercial lease portfolios. The interest rates on this obligation were 5.01% and 5.55% at December 31, 2007 and 2006, respectively. Refer to Note 1 – Summary of Significant Accounting Policies for discussions about the Company’s cash flow hedge which expired on April 30, 2007.

In addition, the Company had $31.4 million and $27.5 million in short-term debt outstanding to affiliates at December 31, 2007 and 2006, respectively, with interest payable monthly at rates established using the existing commercial paper rate and renewable for multiples of 30-day periods at the commercial paper rate then applicable. Due to the short-term nature of the Company’s outstanding debt to affiliates, the fair value approximates the carrying value.

11. COMMITMENTS AND CONTINGENCIES

Contingencies

Certain legal proceedings are in process at December 31, 2007. Costs for these and similar legal proceedings, including accruals for outstanding cases, totaled $6.6 million in 2007, $219 thousand in 2006 and $2.2 million in 2005. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits involve claims for unspecified amounts of compensatory damages, mental anguish damages and punitive damages.

One purported class action lawsuit is pending against both Builders and Fire. Additionally, two purported class action lawsuits are pending against the property casualty companies involving a number of issues and allegations which could affect the Company. No class has been certified in any of these three purported class action cases. In the event a class is certified in any of these purported class actions, reserves may need to be adjusted.

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

Subsequent to the end of the second quarter, nine purported class action lawsuits, seven in the Delaware Chancery Court and two in the Circuit Court of Montgomery County, Alabama, have been brought against the Company, the Mutual Group and directors and/or officers on behalf of the public shareholders of the Company, to enjoin the defendants from causing the Company to enter into an agreement to be acquired by the Mutual Group, among other allegations. Refer to Note 21 – Privatization of the Company for more information. On August 16, 2007 and on August 29, 2007, orders were entered that consolidated the actions filed in Delaware into In Re Alfa Corporation Shareholders Litigation, in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 3104-VCP. On October 29, 2007, an order was entered that consolidated the actions filed in Alabama into In Re Alfa Corporation Shareholder Litigation, in the Circuit Court of Montgomery County, Alabama, CV-07-900485. The Company believes the actions are without merit.

On November 7, 2007, the counsel to the parties in the above referenced Alabama consolidated action entered into a Memorandum of Understanding to settle such action, subject to approval of the court. Under the terms of the Memorandum of Understanding (Alabama MOU), Mutual and Fire agreed to pay $22.00 per share to acquire the outstanding shares of common stock of the Company that are not currently owned by them. As further consideration, lead counsel to the Alabama consolidated action was provided an opportunity to review and comment on the preliminary proxy statement. The Alabama MOU also provided for confirmatory discovery, which has been completed.

On November 9, 2007, a policyholder of Mutual filed a purported class action and derivative action against Mutual in the Circuit Court of Macon County, Alabama, Preston M. Wright v. Alfa Mutual Insurance Co., No. CV-07-900070. The policyholder contended that Mutual’s and Fire’s acquisition of the outstanding stock of the Company was not in the best interest of the policyholders of Mutual and Fire. Plaintiffs asserted purported claims for the alleged impairment of Mutual’s assets. The plaintiffs sought to enjoin the proposed acquisition, other injunctive relief, and unspecified damages, costs and attorneys’ fees. The Company believed that this action was without merit.

On November 21, 2007, certain policyholders of the Mutual Group filed a purported class action and derivative action against the Company, the Mutual Group and certain of their officers and directors in the Circuit Court of Walker County, Alabama, Mr. and Mrs. Prince Hagler et. al. v. Alfa Mutual Insurance Co., et. al., No. CV-07-408. In Hagler, the policyholders contended that the merger was not in the best interest of the policyholders of the Mutual Group and would unjustly enrich the defendants. Plaintiffs asserted purported claims for breach of fiduciary duty and unjust enrichment. The plaintiffs sought to enjoin the proposed acquisition, other injunctive relief, and unspecified damages, costs and attorneys’ fees. The Company believes that this action is without merit.

On or about December 19, 2007, the defendants in the above-described Macon County litigation filed a Motion to Sever and Transfer, requesting that the court sever the class action allegations related to the transaction from unrelated individual insurance fraud allegations contained in the Complaint. The motion requested that, once severed, the class action allegations be transferred to the Circuit Court of Montgomery County, Alabama.

On December 20, 2007, the counsel to the parties in the above referenced Delaware consolidated action entered into a Memorandum of Understanding (Delaware MOU) to settle such action, subject to approval of the court. Under the terms of the Delaware MOU, counsel to the Delaware consolidated action will be provided an opportunity to review and comment on the preliminary proxy statement. The parties to the Delaware litigation subsequently intervened in In Re Alfa Corporation Shareholder Action in the Circuit Court of Montgomery County, Alabama, for the purposes of participating in confirmatory discovery and for participating in the settlement of the action.

On December 21, 2007, some of the defendants in the above-described Walker County litigation filed a motion to transfer said litigation to the Circuit Court of Montgomery County, Alabama.

On or about January 4, 2008, the plaintiffs in the above-described Walker County litigation served discovery requests on the defendants, seeking production of documents purportedly related to the transaction.

On or about January 23, 2008, the defendants’ motion to sever and transfer in the Macon County litigation was denied by the trial court. Defendants then filed a petition for writ of mandamus to the Alabama Supreme Court seeking to have the trial court’s denial of defendants’ motion reversed.

On or about February 7, 2008, a preliminary hearing was held in consolidated In Re Alfa Corp. Shareholder Litigation, in the Circuit Court of Montgomery County, Alabama, where the parties filed a Stipulation of Settlement and the court entered a Scheduling Order that, among other things, set a final hearing to determine approval of the class action settlement for April 14, 2007. The court also authorized the form of a Notice of Pendency and Proposed Settlement of Class Action to be sent to all members of the class, as defined in the Notice.

On or about February 8, 2008, plaintiffs in the Macon County litigation voluntarily dismissed the policyholder class action allegation against defendants.

On or about February 12, 2008, the Notice of Pendency and Proposed Settlement of Class Action was mailed to members of the class.

On February 23, 2008, counsel for the parties in the above-described Walker County action entered into a Memorandum of Understanding to settle such action, subject to approval of the court. On March 4, 2008, the Walker County court conditionally approved the settlement and set a final approval hearing for May 28, 2008.

Based upon information presently available, management is unaware of any contingent liabilities arising from other threatened litigation that should be reserved or disclosed.

Commitments

Guarantees: The Company’s property casualty subsidiaries entered into an agreement with Fire in 2000 with respect to a loan guarantee on Fire’s part, on behalf of EastChase Land Company, LLC to Whitney Bank. Fire’s guarantee amount to Whitney Bank is $1 million. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $200 thousand. Similarly, in 2003, the Company’s property casualty subsidiaries entered into a second agreement with Fire guaranteeing, on behalf of Alfa Ventures II, LLC, the lesser of $25 million or 50% of the total obligations of The Shoppes at EastChase, LLC and EastChase Plaza, LLC with Columbus Bank & Trust Company (CB&T). This second guarantee is known as the “bucket” guarantee and supercedes all previous CB&T guarantees for each of these EastChase entities. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $1.4 million. During the third quarter of 2007, the Company’s property casualty subsidiaries entered into an agreement with Fire guaranteeing, on behalf of Alfa Ventures II, LLC, the lesser of $13 million or 50% of the total obligations of EastChase Market Center, LLC with CB&T. In the unlikely event of a guarantee call, the Company’s property casualty subsidiaries would be liable to reimburse Fire a maximum of $2.6 million.

Unfunded Commitments: The Company periodically invests in affordable housing tax credit partnerships. At December 31, 2007, the Company had legal and binding commitments to fund partnerships of this type in the amount of $34.3 million. These commitments are included in other liabilities in the consolidated balance sheet and are, therefore, excluded from the table below.

The Company maintains a variety of funding agreements in the form of lines of credit with affiliated entities. The table below depicts, at December 31, 2007, the cash outlay by the Company representing the potential amounts the Company would have to supply to other affiliated entities if they made full use of their existing lines of credit during 2008 with the Company’s finance subsidiary. Other commercial commitments of the Company shown below include partnership commitments, potential performance payouts related to Vision, recourse on commercial leases sold and various fees and expenses, including financial advisory and legal, related to the privatization of the Company (refer to Note 21 – Privatization of the Company and Note 22 – Subsequent Events).

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$29,596,235	$4,450,000	$25,146,235	$—	$—
Standby letters of credit	37,000	37,000	—	—	—
Guarantees	4,193,232	200,000	2,600,000	—	1,393,232
Other commercial commitments	26,103,351	18,526,885	4,825,532	2,750,934	—

Total commercial commitments	$59,929,818	$23,213,885	$32,571,767	$2,750,934	$1,393,232

Certain commercial commitments in the table above include items that may, in the future, require recognition within the financial statements of the Company. Events leading to the call of a guarantee, achievement of specific metrics by Vision and the consummation of the privatization transaction are examples of situations that would impact the financial position and results of the Company.

Guaranty Fund and Other Insurance-related Assessments: In all states, insurers licensed to transact certain lines of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such line of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the lines of insurance in which the insolvent insurer was engaged. The Company paid assessments totaling $2 thousand in 2007. The Company paid no assessments in 2006 or 2005.

12. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of comprehensive income are depicted in the Consolidated Statements of Stockholders’ Equity. The reclassification adjustment for net realized investment losses, net of tax, was $717 thousand in 2007. Similarly, the reclassification for net realized investment gains, net of tax, was $2.2 million in 2006 and $3.9 million in 2005. Refer to Note 9 – Income Taxes for the income tax expense (benefit) allocated to each component of accumulated other comprehensive income.

Undistributed Earnings of Equity-Method Investments

The Company’s investment in affiliated equity-method investments have resulted in cumulative earnings of $7.3 million at December 31, 2007 that are included as a part of retained earnings that have not yet been distributed.

Additional Contribution

The Company increased capital in excess of par value by $4.8 million in 2005 for the establishment of future tax benefits in ABC resulting from the transfer of liabilities to ABC when it was formed in 1999.

Dividends, Dividend Restrictions and Statutory Financial Information

Dividends: Alfa Corporation paid $37.3 million in dividends to stockholders in 2007. ABC paid dividends of $54 thousand in 2007 on preferred stock. Their minority interest of $600 thousand is classified as other liabilities in the consolidated balance sheet.

Statutory Practices: Generally accepted accounting principles differ in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed. Such practices differ from state-to-state, may differ from company-to-company within a state and may change in the future. Currently, the Company’s statutory net income and surplus is the same under NAIC accounting practices and the State of Alabama for Alfa Life Insurance Corporation, Alfa Insurance Corporation, Alfa General Insurance Corporation and Alfa Vision Insurance Corporation and the Commonwealth of Virginia for Alfa Alliance Insurance Corporation. The amounts of statutory net income and stockholders’ equity for the Company’s life and property casualty insurance subsidiaries are as follows:

	2007	2006	2005
Statutory net income:
Life insurance subsidiary	$10,331,551	$27,563,706	$22,696,478

Property casualty insurance subsidiaries	$85,166,816	$73,584,709	$65,838,667

Statutory stockholders’ equity:
Life insurance subsidiary	$213,437,747	$202,198,338

Property casualty insurance subsidiaries	$508,912,184	$450,690,007

Dividend Restrictions: Alfa Corporation is a holding company with no operations and, accordingly, any cash available for dividends or other distributions must be obtained by it from borrowings or in the form of distributions from its operating subsidiaries. Distributions to the Company from its insurance subsidiaries are subject to regulatory restrictions. Under applicable regulatory requirements, the Company’s insurance subsidiaries can distribute to the Company an aggregate of $107.0 million without prior regulatory approval.

Regulatory Requirements: At December 31, 2007, the life subsidiary’s Adjusted Capital calculated in accordance with NAIC Risk-Based Capital guidelines was $222.2 million, compared to the Authorized Control Level amount of $15.1 million, and the property casualty subsidiaries’ Adjusted Capital was $508.9 million, compared to the Authorized Control Level amount of $33.5 million. The Risk-Based Capital analysis serves as the benchmark for the regulation of insurance enterprises’ solvency by state insurance regulators.

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

At December 31, 2007, the Company had repurchased a total of 8,364,123 shares at a cost of $66.9 million and due to the exercise of stock options had reissued 3,413,805 shares at a cost of $19.4 million under this program. The Company had also reissued 12,271 shares at a cost of $103 thousand due to the release of restricted stock awards. In addition, the Company began funding its dividend reinvestment plan through the sale of treasury stock during 2002 and, therefore, had reissued an additional 1,607,767 shares at a cost of $9.7 million at December 31, 2007.

These transactions increased the total number of shares outstanding to 80,761,779 shares at December 31, 2007.

13. REINSURANCE

The following table summarizes the effects of reinsurance on premiums and losses for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Property Casualty Operations:
Direct premiums written	$242,770,362	$207,075,269	$158,927,048
Premiums ceded to nonaffiliates/affiliates	11,508,120	(1,884,038)	(830,173)
Premiums ceded to pooling agreement	(266,139,853)	(212,595,148)	(159,964,502)
Premiums assumed from pooling agreement	632,121,593	623,431,773	588,766,920
Premiums assumed from nonaffiliates/affiliates	5,394,965	5,997,287	1,481,038

Net premiums written	$625,655,187	$622,025,143	$588,380,331

Total Insurance Operations:
Direct premiums earned	$337,167,611	$278,359,382	$217,755,714
Premiums ceded to nonaffiliates/affiliates	(10,728,793)	(8,066,513)	(6,451,799)
Premiums ceded to pooling agreement	(244,805,421)	(193,875,661)	(136,101,556)
Premiums assumed from pooling agreement	627,748,924	605,648,186	556,825,316
Premiums assumed from nonaffiliates/affiliates	5,455,954	5,021,006	1,044,374

Net premiums earned	$714,838,275	$687,086,400	$633,072,049

Direct losses	$191,799,848	$152,059,424	$242,309,401
Losses ceded to nonaffiliates	(7,117,289)	(7,781,536)	(5,772,245)
Losses ceded to pooling agreement	(157,445,467)	(135,481,707)	(217,525,550)
Losses assumed from pooling agreement	367,232,638	353,228,423	334,621,906
Losses assumed from nonaffiliates/affiliates	4,559,475	20,488,044	8,999,337
Loss adjustment expenses, net	30,608,849	29,354,910	25,131,897

Net losses incurred	429,638,054	411,867,558	387,764,746
Surrender, maturities, interest and other benefits and settlement expenses	50,910,753	46,308,421	45,091,564

Total benefits and settlement expenses	$480,548,807	$458,175,979	$432,856,310

The Company’s insurance subsidiaries follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual subsidiary from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurance insolvencies. Failure of reinsurers to honor their obligations could result in losses to the Company; therefore, allowances are established if amounts are believed to be uncollectible. At December 31, 2007 and 2006, there were no amounts deemed uncollectible. At December 31, 2007, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Life Insurance

Ceded

The Company’s life insurance subsidiary reinsures portions of its risks with other insurers under yearly renewable term agreements and coinsurance agreements. Generally, Life will not retain more than $500 thousand of individual life insurance on a single risk with the exception of COLI and group policies where the retention is limited to $100 thousand per individual. The amount retained on an individual life will vary depending upon age and mortality prospects of the risk. At December 31, 2007, Life had total insurance inforce of $24.4 billion of which $2.6 billion was ceded to other insurers. In addition, reserve credits of $10.6 million have been taken as a result of the ceding of these inforce amounts to other insurers.

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

Assumed

The Company’s subsidiaries participate in a small number of involuntary pools and underwriting associations on a direct basis and receive a proportional share through the Pooling Agreement. In addition, the Company received a proportional share of Fire’s quota share reinsurance treaty with Virginia Mutual through the Pooling Agreement during 2005 and 2006. On January 1, 2007, the Pooling Agreement was amended and the quota share agreement between Fire and Virginia Mutual was terminated. AVIC directly participates in a reinsurance program in the state of Texas assuming non-standard automobile business which is retroceded to the pool.

14. SHARE-BASED COMPENSATION

On October 25, 1993, the Company established a Stock Incentive Plan (the 1993 Plan). The 1993 Plan was subsequently amended on April 26, 2001. On April 28, 2005, the Company’s stockholders approved the 2005 Amended and Restated Stock Incentive Plan (the 2005 Plan). This Plan amends and restates the 1993 Plan. The 2005 Plan permits the grant of a variety of equity-based incentives based upon the Company’s common stock. These include stock options, which may be either “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended or “nonqualified options”. The 2005 Plan also permits awards of Stock Appreciation Rights, Restricted Shares, Restricted Share Units and Performance Shares. A maximum of 3,800,000 shares of stock may be issued under the 2005 Plan. During 2007, the Company granted 78,134 awards of restricted stock to certain officers and issued 468,000 nonqualified options under the 2005 Plan. At December 31, 2007, 2,648,964 shares were available for grant.

It is the Company’s policy to issue treasury shares upon exercise of options or release of awards. The Company currently has a stock repurchase program to repurchase its outstanding common stock in the open market or in negotiated transactions in such quantities and at such times and prices as management may decide. The Company suspended its stock repurchase program following the proposal for privatization (refer to Note 21 – Privatization of the Company). At December 31, 2007, 3,021,245 treasury shares were available for issuance.

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method. Under this method, share-based compensation expense is recognized using the fair value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company determined the fair value of these awards using the Black-Scholes-Merton option pricing model. Under SFAS No. 123(R), an estimate is made for the number of awards that are expected to vest and this forfeiture rate is applied to determine the amount of compensation cost to be recognized. The forfeiture rate must be evaluated at each reporting period to determine if any changes should be made which could impact the amount of compensation cost that will be ultimately recognized. In addition, the non-substantive vesting period approach is used for attributing stock compensation to individual periods for awards to retirement eligible employees, which requires recognition of compensation expense immediately for such grants or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense to be recognized but will impact the timing of expense recognition. The effect on the amount of expense the Company recorded in 2006 was an increase of $950 thousand. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Prior to adoption and consistent with the provisions of SFAS No. 123, the Company used the intrinsic value based method to account for stock options issued under the 1993 Plan and provided pro forma disclosures as if the fair value based method had been applied. The Company accounted for the 2005 Plan under SFAS No. 123 using the recognition and measurement principles of the fair value method.

Share-Based Compensation Expense

The Company’s share of compensation expenses related to stock options was $2.1 million and $2.2 million, restricted share awards was $829 thousand and $599 thousand and with tax benefits of $1.0 million and $974 thousand for 2007 and 2006, respectively. Compensation cost for share-based payment arrangements reduced the Company’s net earnings in 2007 and 2006 by $1.9 million and $1.8 million and diluted earnings per share by $0.02 for both periods. For 2005, share-based compensation was $416 thousand, principally related to restricted awards and dividend equivalents on options granted in prior years with tax benefits of $145 thousand. These expenses are allocated to the Company based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related-Party Transactions).

The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements were $791 thousand and $559 thousand for 2007 and 2006, respectively. This reduced cash flows from operating activities and increased cash flows for financing activities compared to amounts that would have been reported if the standard had not been adopted.

The following table shows total share-based compensation expense included in the Consolidated Statements of Income:

	Years Ended December 31,
	2007	2006	2005
Net investment income	$69,979	$55,841	$—
Benefits, claims, losses and settlement expenses	132,489	170,375	—
Other operating expenses	3,039,639	3,242,919	415,817
Less: Deferred policy acquisition costs	(1,227,001)	(1,351,632)	—
Add: Amortization of deferred policy acquisition costs	872,135	665,288	—

	2,887,241	2,782,791	415,817
Income tax benefits	(1,010,535)	(973,977)	(145,536)

Total share-based compensation expense	$1,876,706	$1,808,814	$270,281

Pro forma Compensation Expense

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to all awards of share-based employee compensation in 2005.

		Year Ended December 31,
		2005
Net income, as reported		$99,033,753
Add:	Total share-based compensation expense included in reported net income, net of tax effect	270,281
Less:	Total share-based compensation expense determined under fair value based method for all awards, net of tax effect	(2,222,017)

Pro forma net income		$97,082,017

Earnings per share, as reported
	- Basic	$1.24
	- Diluted	$1.23
Pro forma earnings per share
	- Basic	$1.21
	- Diluted	$1.20

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

Amounts disclosed in this section represent gross amounts under the 2005 Plan.

Summarized information for stock option grants is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	3,283,397	$12.27
Add (deduct):
Granted	468,000	19.26
Exercised	(302,666)	(11.21)
Forfeited	(2,900)	(16.30)
Expired	(2,400)	(12.16)

Outstanding, end of year	3,443,431	$13.31	5.55	$28,779,037

Exercisable, end of year	2,548,128	$11.84	4.50	$25,057,799

The weighted average grant-date fair value of options granted for the year was $6.85 in 2007, $5.97 in 2006 and $6.09 in 2005.

The total intrinsic value of options exercised during 2007, 2006 and 2005, was $2.4 million, $1.7 million and $2.5 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2007 (for outstanding options), less the applicable exercise price. Cash received from option exercises totaled $3.3 million, $2.8 million and $3.0 million during 2007, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the same periods was $791 thousand, $533 thousand and $795 thousand, respectively, based on deductions from earnings of $2.3 million, $1.5 million and $2.3 million, respectively.

At December 31, 2007, there was $1.4 million of unrecognized compensation expense related to nonvested stock options granted that are expected to be charged to expense over a weighted average period of 1.33 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions and range of assumptions:

	2007	2006	2005
Risk-free interest rate	4.62%	4.57%-4.96%	4.38%
Expected life (in years)	7.0	7.5	7.5
Expected volatility	36%	38%-39%	46%
Expected dividend yield	2.3%	2.4%-2.8%	2.4%

•	Risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury note yield rate in effect on the date of the grant with a maturity approximating the expected term.

•	Expected life or term of the stock options granted is derived from historical analysis and represents the period of time that share options are expected to be outstanding.

•	Expected volatility is based on historical volatility of the Company’s shares over a period equal to the expected life of each option grant.

•	Expected dividend yield is the expected dividend to be paid on the underlying share.

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

Amounts disclosed in this section represent gross amounts under the 2005 Plan.

Summarized information for nonvested restricted share awards is as follows:

	2007		2006
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested, beginning of year	142,630	$15.44	77,765	$14.61
Add (deduct):
Granted	78,134	19.22	77,136	16.15
Vested	—	—	(12,271)	(14.63)
Forfeited	—	—	—	—

Nonvested, end of year	220,764	$16.78	142,630	$15.44

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

The total fair value of shares vested during 2007, 2006 and 2005, was $0, $199 thousand and $0, respectively. A total of 12,271.44 shares have been released with all whole shares being issued from treasury shares and fractional shares paid in cash.

At December 31, 2007, there was $624 thousand of unrecognized compensation expense related to restricted share awards that is expected to be charged to expense over a weighted average period of 0.89 years. This expense will be allocated according to Alfa’s Management and Operating Agreement.

15. LEASES

Operating Leases

Lessor

Financial leases certain property and equipment to the Company’s subsidiaries, Mutual and its affiliates (refer to Note 3 – Related-Party Transactions) and to third parties under operating leases. Profits from related party leasing transactions are eliminated within the corporate segment. Total rental income for the years ended December 31, 2007, 2006 and 2005 was $5.6 million, $4.5 million and $3.9 million, respectively. No contingent rentals have been included in income. Similarly, the Company recorded depreciation expense on leased assets within the Noninsurance segment of $3.6 million, $3.4 million and $2.9 million in 2007, 2006 and 2005, respectively. The cost, accumulated depreciation and net book value of major classes of leased property at December 31, 2007 were:

	Cost	Accumulated Depreciation	Net Book Value
Transportation equipment	$15,541,897	$5,202,970	$10,338,927
Furniture and equipment	8,371,099	3,446,015	4,925,084

Total	$23,912,996	$8,648,985	$15,264,011

At December 31, 2007, the aggregate minimum rental payments to be received under leases having initial or remaining lease terms in excess of one year are $3.9 million in 2008, $1.8 million in 2009, $491 thousand in 2010, $66 thousand in 2011 and $0 thereafter.

Lessee

The Company leases certain office facilities and equipment from Financial and third parties under various operating leases. Profits from related party leasing transactions are eliminated within the corporate segment. These leases expire at various dates through 2015. At December 31, 2007, the aggregate minimum rental payments to be made under leases having initial or remaining lease terms in excess of one year are $1.8 million in 2008, $1.4 million in 2009, $886 thousand in 2010, $504 thousand in 2011, $471 thousand in 2012 and $1.4 million thereafter. Certain leases are subject to allocation under a Management and Operating Agreement (refer to Note 3 – Related-Party Transactions) and the Pooling Agreement (refer to Note 2 – Pooling Agreement). Lease expense incurred for these leases, prior to allocation, was $1.4 million in 2007, $1.3 million in 2006 and $1.5 million in 2005.

Capital Leases

Lessor

OFC Capital (OFC), a division of Financial, originated various leases to commercial businesses during its affiliation with the Company. OFC was sold on December 31, 2005 to OFC Servicing Corporation. Financial retained a portion of the lease portfolio in run-off.

The Company’s finance subsidiary leases certain equipment to Marshall Creek, Ltd., a joint real estate venture with Mutual (refer to Note 3 – Related-Party Transactions). These equipment leases have various expiration dates through 2010.

At December 31, 2007 and 2006, future minimum lease payments to be received on leases are $648 thousand and $2.2 million, respectively; with separate deductions for allowance for uncollectible minimum lease payments receivable of $285 thousand and $1.2 million, respectively. Unguaranteed residual values accruing to the benefit of the lessor total $355 thousand and $743 thousand at December 31, 2007 and 2006, respectively. Initial direct costs and unearned income at December 31, 2007 were $0 and $33 thousand, respectively. Initial direct costs and unearned income at December 31, 2006 were $0 and $156 thousand, respectively.

Future minimum lease payments to be received on capital leases including interest at December 31, 2007 are $518 thousand in 2008, $105 thousand in 2009, $25 thousand in 2010 and $0 thereafter. Future minimum lease receivables do not include contingent rentals.

Lessee

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment included in other assets was $185 thousand at both December 31, 2007 and 2006. Accumulated amortization of the equipment at December 31, 2007 and 2006 was $185 thousand and $172 thousand, respectively. Amortization of assets under capital leases is included in depreciation expense. At December 31, 2007, there were no future minimum lease payments required.

16. SEGMENT INFORMATION

The Company reports operating segments based on the Company’s legal entities, which are organized by line of business:

•	Property casualty insurance

•	Life insurance

•	Noninsurance

•	Consumer financing

•	Commercial leasing

•	Agency operations

•	Employee benefits administration

•	Corporate and eliminations

All investing activities are allocated to the segments based on the actual assets, investments and cash flows of each segment.

Summarized revenue data for each of the Company’s business segments are as follows:

	Years Ended December 31,
	2007	2006	2005
Revenues:
Property Casualty Insurance
Earned premiums
Automobile premiums	$387,473,747	$379,761,959	$344,193,353
Homeowner premiums	219,706,611	207,297,175	196,456,993
Other premiums	18,758,153	17,182,423	15,788,381

Total earned premiums	625,938,511	604,241,557	556,438,727
Net investment income	45,413,140	39,417,275	40,199,673
Other income	14,540,247	13,650,009	9,620,944
Net realized investment gains (losses)	409,168	(4,785,340)	185,275

Total Property Casualty Insurance	686,301,066	652,523,501	606,444,619

Life Insurance
Premiums and policy charges
Traditional life insurance premiums	50,358,409	45,526,039	40,617,392
Group life insurance premiums	528,526	493,077	516,752
Universal life policy charges	22,553,668	21,694,625	20,803,386
Universal life policy charges—COLI	4,200,617	4,018,122	3,811,935
Interest-sensitive life policy charges	11,402,920	11,112,980	10,883,857
Annuity policy charges	2,046	—	—

Total premiums and policy charges	89,046,186	82,844,843	76,633,322
Net investment income	59,643,835	56,527,295	50,962,584
Net realized investment gains (losses)	(1,131,189)	8,266,572	5,901,883

Total Life Insurance	147,558,832	147,638,710	133,497,789

Noninsurance
Net investment income
Equity interest in MidCountry Financial, net of expense	(7,287,056)	1,384,949	1,153,811
Loan income, net of expense	5,036,719	780,177	4,349,633
Other investment income	2,418,410	726,305	2,521,962

Total net investment income	168,073	2,891,431	8,025,406

Other income
Fee/commission income	31,549,198	37,214,694	23,848,817
Other income	1,106,718	1,188,479	1,428,245

Total other income	32,655,916	38,403,173	25,277,062

Net realized investment gains (losses)	(37,989)	(79,002)	(36,285)

Total Noninsurance	32,786,000	41,215,602	33,266,183

Corporate and Eliminations
Premiums and policy charges
Group life insurance premiums	(146,422)	—	—
Net investment income (loss)	(10,420,223)	(5,573,291)	(4,255,924)
Other income (loss)	(19,510,759)	(23,666,387)	(12,048,109)
Net realized investment gains (losses)	(343,000)	—	—

Total Corporate and Eliminations	(30,420,404)	(29,239,678)	(16,304,033)

Total Revenues	$836,225,494	$812,138,135	$756,904,558

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

Life declared a dividend to the Company consisting of the 16 thousand shares of the Company’s common stock held by Life. The transaction was valued at $21.50 per share based on the current market price on November 27, 2007, the date of transfer. The $343 thousand gain recognized by Life from this transaction was eliminated during consolidation. These shares are held as treasury stock.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

	Years Ended December 31,
	2007	2006	2005
Operating Income, net of tax:
Property Casualty Insurance
Net underwriting income	$53,699,429	$55,920,762	$55,871,824
Net investment income	45,413,140	39,417,275	40,199,673
Other income	14,540,247	13,650,009	9,620,944

Pretax operating income	113,652,816	108,988,046	105,692,441
Income tax expense	28,277,635	23,953,616	25,496,999

Operating income, net of tax	85,375,181	85,034,430	80,195,442
Net realized investment gains (losses), net of tax	265,959	(3,110,470)	120,429

Net income	85,641,140	81,923,960	80,315,871

Life Insurance
Pretax operating income	30,835,532	34,082,641	30,477,610
Income tax expense	7,494,521	10,157,717	8,741,291

Operating income, net of tax	23,341,011	23,924,924	21,736,319
Net realized investment gains (losses), net of tax	(735,273)	5,373,272	3,836,224

Net income	22,605,738	29,298,196	25,572,543

Noninsurance
Pretax operating income (loss)	(2,008,528)	1,006,680	2,092,745
Income tax expense (benefit)	(676,996)	678,788	2,131,635

Operating income (loss), net of tax	(1,331,532)	327,892	(38,890)
Net realized investment (losses), net of tax	(24,693)	(51,352)	(23,585)

Net income (loss)	(1,356,225)	276,540	(62,475)

Corporate and Eliminations
Pretax operating (loss)	(16,771,606)	(8,483,984)	(6,451,935)
Income tax expense (benefit)	(3,612,370)	(2,873,525)	340,251

Operating (loss), net of tax	(13,159,236)	(5,610,459)	(6,792,186)
Net realized investment (losses), net of tax	(222,950)	—	—

Net (loss)	(13,382,186)	(5,610,459)	(6,792,186)

Total Net Income	$93,508,467	$105,888,237	$99,033,753

Segment assets and the segment asset reconciliation are as follows:

	December 31,
	2007	2006	2005
Segment Assets:
Property Casualty Insurance	$1,031,495,757	$976,000,158	$884,881,645
Life Insurance	1,306,325,459	1,242,593,714	1,172,492,120
Noninsurance	302,007,737	308,120,046	329,131,287
Corporate and Eliminations	1,924,232	7,525,176	(3,276,410)

Total Assets	$2,641,753,185	$2,534,239,094	$2,383,228,642

Assets:
Allocated to segments	$3,739,871,208	$3,576,382,583	$3,404,175,788
Eliminations	(1,098,118,023)	(1,042,143,489)	(1,020,947,146)

Total Assets	$2,641,753,185	$2,534,239,094	$2,383,228,642

The following summary reconciles significant segment items to the Company’s consolidated financial statements:

	Years Ended December 31,
	2007	2006	2005
Revenues:
Premiums—Property Casualty Insurance	$625,938,511	$604,241,557	$556,438,727
Premiums—Life Insurance	50,740,513	46,019,117	41,134,144
Policy charges—Life Insurance	38,159,251	36,825,726	35,499,178
Net investment income	94,804,825	93,262,710	94,931,739
Net realized investment gains (losses)	(1,103,010)	3,402,230	6,050,873
Other income	27,685,404	28,386,795	22,849,897

Total revenues	$836,225,494	$812,138,135	$756,904,558

Income before income tax expense:
Underwriting profit	$44,935,108	$58,116,518	$47,308,181
Other income	27,685,404	28,386,795	22,849,897
Other expense	(41,717,123)	(44,172,641)	(33,278,956)
Net investment income	94,804,825	93,262,710	94,931,739
Net realized investment gains (losses)	(1,103,010)	3,402,230	6,050,873

Income before income tax expense	$124,605,204	$138,995,612	$137,861,734

Income tax expense:
Allocated to segments	$31,482,791	$31,916,594	$36,710,175
Allocated to net realized investment gains (losses)	(386,054)	1,190,781	2,117,806

Total income tax expense	$31,096,737	$33,107,375	$38,827,981

17. EARNINGS PER SHARE

The following computations set forth the calculation of basic and diluted net income per common share and common share equivalents for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Net income	$93,508,467	$105,888,237	$99,033,753

Weighted average number of common shares outstanding	80,611,623	80,345,906	80,141,068

Net income per common share - Basic	$1.16	$1.32	$1.24

	Years Ended December 31,
	2007	2006	2005
Net income	$93,508,467	$105,888,237	$99,033,753

Weighted average number of common shares outstanding	80,611,623	80,345,906	80,141,068
Common share equivalents resulting from:
Dilutive stock options and nonvested restricted stock awards	1,051,906	865,205	571,855

Adjusted weighted average number of common and common equivalent shares outstanding	81,663,529	81,211,111	80,712,923

Net income per common share - Diluted	$1.15	$1.30	$1.23

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

At December 31, 2007, weighted average shares of 395,527 were not included in the computation of diluted earnings per share since the exercise prices exceeded the average market price of the Company’s common shares and the inclusion would have an anti-dilutive effect. These shares could potentially have a dilutive effect in subsequent periods.

18. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

The following table presents the Company’s noncash investing and financing activities and required supplemental disclosures to the Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Release of restricted stock	$—	$102,913	$—
Business combinations:
Assets acquired	$60,300,570	$—	$—
Liabilities assumed	$59,921,512	$—	$—
Treasury stock issued	$—	$—	$5,000,000
Contingent consideration	$—	$(4,348,088)	$4,348,088
Divestitures:
Note receivable issued	$—	$—	$55,543,362
Assets sold, net of liabilities	$—	$—	$56,795,882
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$16,696,295	$17,418,958	$11,607,146
Income Taxes	$38,696,570	$34,615,988	$34,599,295

19. FINANCIAL ACCOUNTING DEVELOPMENTS

On January 1, 2007 the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This statement provides clarification and additional guidance regarding derivative accounting, as well as allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a hybrid financial instrument that contains a derivative would otherwise require bifurcation in accordance with SFAS No. 133. The adoption of this statement did not have an impact on the Company’s financial position or results of operations at January 1, 2007, or for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value. It also outlines the framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain lease transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009 for the Company. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a significant impact on the Company’s financial position or results of operations. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values calculated under previous guidance. The Company is currently evaluating the impact SFAS No. 157 will have on its financial position and results of operations when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective at the beginning of the fiscal year that begins after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company has elected not to measure eligible items at fair value upon initial adoption on January 1, 2008 and does not believe the adoption of this statement will have a significant impact on its financial position or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company adopted the EITF effective January 1, 2008 and does not currently believe this consensus will have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These statements will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These statements will simultaneously become effective for the Company on January 1, 2009. The Company is currently evaluating the impact these statements may have on its financial position or results of operations upon adoption.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$215,321,350	$213,410,663	$207,737,191	$199,756,289
Benefits, losses and expenses	$195,699,765	$164,973,282	$174,844,110	$176,103,133
Income before income tax expense	$19,621,585	$48,437,381	$32,893,081	$23,653,156
Net income	$14,328,820	$35,281,464	$25,119,350	$18,778,832
Net income per share*
- Basic	$0.18	$0.44	$0.31	$0.23
- Diluted	$0.18	$0.43	$0.31	$0.23
Weighted average shares outstanding
- Basic	80,485,290	80,552,577	80,671,806	80,733,196
- Diluted	81,545,408	81,584,269	81,689,991	81,947,785

	2006
	Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$200,466,585	$195,374,210	$207,161,878	$209,135,462
Benefits, losses and expenses	$172,696,802	$160,536,575	$169,868,393	$170,040,754
Income before income tax expense	$27,769,783	$34,837,635	$37,293,485	$39,094,708
Net income	$20,137,442	$25,508,448	$27,237,673	$33,004,673
Net income per share*
- Basic	$0.25	$0.32	$0.34	$0.41
- Diluted	$0.25	$0.31	$0.34	$0.41
Weighted average shares outstanding
- Basic	80,301,335	80,325,375	80,322,212	80,429,796
- Diluted	81,122,521	81,179,210	81,218,401	81,482,882

*	The sum of the quarters may not equal annual amounts due to the rounding effects on a quarterly basis.

The Company’s decline in income before income tax expense and net income for the quarter ended December 31, 2007 was primarily due to net realized investment losses, legal and other expenses related to the privatization of the Company and losses on equity-method investments.

For the three months ended December 31, 2007, net realized investment gains, net of tax, decreased $2.8 million when compared to the same period in 2006. This decline resulted from increased writedowns on fixed maturities and equity securities offset by increased gains on sales of fixed maturities and equity securities. On a pre-tax basis, writedowns increased from $788 thousand in the three months ended December 31, 2006 to $19.0 million in the same period in 2007. The increase in writedowns is due to other than temporary impairments in fixed maturities, including CDOs, and equity securities.

21. PRIVATIZATION OF THE COMPANY

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

On November 4, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alfa Mutual Insurance Company (Mutual), Alfa Mutual Fire Insurance Company (Fire) and Alfa Delaware Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of Mutual and Fire. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result of the merger, the separate corporate existence of Merger Sub will cease with the Company continuing as the surviving corporation. Mutual and Fire collectively own approximately 54.2% of the Company’s common stock. At the effective time of the merger, each share of the Company’s common stock outstanding (other than shares owned by Mutual, Fire, Merger Sub, the Company and its wholly-owned subsidiaries, holders of shares subject to certain company awards, and holders who have perfected and not withdrawn a demand for appraisal rights) will be cancelled and converted into the right to receive $22.00 in cash, without interest. As a result of the merger, the Company will be wholly-owned by Mutual and Fire.

Concurrent with the Merger Agreement, Mutual and Fire will acquire Alfa Mutual General Insurance Company’s (General) (0.8%) ownership at the same price offered to the Company’s stockholders.

The merger is subject to a number of customary conditions, including, but not limited to obtaining the requisite regulatory approvals and obtaining approval of the holders of at least a majority of the outstanding shares of the Company’s common stock. Mutual and Fire have agreed to vote all of its shares of the Company’s common stock in favor of the merger, making the requisite stockholder approval assured. The merger is expected to be completed in the first half of 2008.

Pursuant to the Merger Agreement, each option to purchase shares of common stock granted under the Company’s stock incentive plan outstanding at the effective time of the merger (whether vested or unvested) will be cancelled, and each holder thereof will be entitled to receive, at or as soon as practicable after the effective time of the merger, an amount in cash equal to the product of the number of shares subject to such stock option, multiplied by the excess, if any, of the per-share merger consideration of $22.00 over the per-share exercise price of such stock option, less applicable taxes required to be withheld with respect to such payment. In addition, each outstanding share of common stock that is subject to a restricted share award that is outstanding immediately prior to the effective time of the merger and remains subject to vesting or other lapse restrictions pursuant to the Company’s stock incentive plan (including career shares and shares credited to restricted share awards as dividend equivalents) will vest, become free from any such restrictions as of the effective time of the merger, and at the effective time of the merger, the holder thereof will be entitled to receive $22.00 in cash for each such restricted share award, less applicable withholding taxes.

Although no assurances can be given that the transaction will occur, provisions in stock-based compensation plans will be triggered by the transaction resulting in immediate vesting of options and awards that will accelerate the recognition of expense and impact the Company’s future results of operations. As of December 31, 2007, there was $1.4 million of unrecognized compensation expense related to nonvested stock options granted and $624 thousand of unrecognized compensation expense related to restricted share awards that will continue to be recognized as required under SFAS No. 123(R) until the transaction is probable. These expenses are allocated to the Company based on the Management and Operating Agreement with Mutual (refer to Note 3 – Related Party Transactions for additional information).

For additional information, refer to Note 22 – Subsequent Events and the Company’s Schedules 14A and 13E-3 filed with the Securities and Exchange Commission on January 11, 2008, Form 8-Ks filed with the Securities and Exchange Commission on July 18, 2007, November 5, 2007 and December 21, 2007, and the News Releases dated August 15, 2007 and November 5, 2007.

The Company will likely incur future costs for the merger and/or litigation stemming from the merger.

Following the July 17, 2007 announcement of the proposal by the Mutual Group to acquire the outstanding common stock not owned by the Mutual Group at the price of $17.60 per share, certain putative class actions were filed on behalf of the Company’s public stockholders in the Delaware Court of Chancery and in the Circuit Court of Montgomery County, Alabama, naming the Company and its board of directors, Mutual, Fire and General as defendants, collectively. On August 16, 2007 and on August 29, 2007, orders were entered that consolidated the actions filed in Delaware. On October 31, 2007, an order was entered that consolidated the actions filed in Alabama. The plaintiffs in the Delaware action moved to intervene in the actions filed in Alabama for the limited purpose of seeking to dismiss, abate or stay such actions.

Collectively, the lawsuits as originally filed alleged generally that the original proposed offer price of $17.60 per share was below fair value, that the process was materially unfair and that defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duties to the stockholders by negotiating a proposed transaction at $17.60 per share. The actions filed in Delaware further alleged that certain acts and omissions by defendants before the July 17, 2007 announcement were intended to, and had the effect of, depressing the market price of the Company. The actions sought an injunction against the proposed transaction, other injunctive relief and unspecified damages, costs and attorneys fees. The Company believes that each of the actions is without merit.

On November 7, 2007, the counsel to the parties in the above referenced Alabama consolidated action entered into a Memorandum of Understanding to settle such action, subject to approval of the court. Under the terms of the Memorandum of Understanding, Mutual and Fire agreed to pay $22.00 per share to acquire the outstanding shares of common stock of the Company that it does not own. As further consideration, lead counsel to the Alabama consolidated action was provided an opportunity to review and comment on the preliminary proxy statement. The Memorandum of Understanding also provided for confirmatory discovery, which has been completed.

After participating in confirmatory discovery along with the parties to the Alabama consolidated action, on December 20, 2007, the counsel to the parties in the above referenced Delaware consolidated action also entered into a Memorandum of Understanding to settle that action, subject to approval of the court in Alabama. Under the terms of that Memorandum of Understanding, Mutual and Fire agreed to pay $22.00 per share to acquire the outstanding shares of the Company that it does not currently own, and counsel in the Delaware consolidated action were provided an opportunity to review and comment on the preliminary proxy statement.

On February 7, 2008, the Circuit Court of Montgomery County held a preliminary approval hearing in the above referenced Alabama consolidated action at which time the court conditionally certified the action as a non-opt-out class action and preliminarily approved the class action settlement. Notice to the class was mailed beginning on February 12, 2008. A fairness hearing on the settlement is scheduled for April 14, 2008.

In addition to the above referenced actions in Alabama and Delaware that were brought on behalf of the Company’s public stockholders, on November 9, 2007, a policyholder of Mutual filed a purported class action against Mutual in the Circuit Court of Macon County, Alabama. In that action, Preston M. Wright v. Alfa Mutual Insurance Co., No. CV-07-900070, the policyholder contended that the merger was not in the best interest of the policyholders of Mutual and Fire and asserted claims for the alleged impairment of Mutual’s assets. The policyholder subsequently elected to dismiss the class action claims.

Also, on November 21, 2007, certain policyholders of the Mutual Group filed a purported class action and derivative action against the Company, the Mutual Group and certain of their officers and directors, in the Circuit Court of Walker County, Alabama. In that action, Mr. and Mrs. Prince Hagler et. al. v. Alfa Mutual Insurance Co., et. al., No. CV-07-408, the policyholders contended that the merger was not in the best interest of the policyholders of the Mutual Group and would unjustly enrich the defendants. Plaintiffs sought to enjoin the merger, other injunctive relief, and unspecified damages, costs and attorneys’ fees. The Company believes that the claims were without merit. On December 21, 2007, the Mutual Group filed a motion to transfer the action to the Circuit Court in Montgomery County, Alabama, where the above referenced action in Alabama that was brought on behalf of the Company’s public stockholders is currently pending. The Walker County court did not rule on the motion to transfer. Meanwhile, the plaintiffs filed an Amended Complaint on or about January 22, 2008 in which they added as defendants the directors who served on the special committees of the Company, Mutual and Fire. On February 23, 2008, counsel for the parties in the Walker County action entered into a Memorandum of Understanding to settle such action, subject to approval of the court. On March 4, 2008, the Walker County court conditionally approved the settlement and set a final approval hearing for May 28, 2008.

For additional information, refer to Note 11 – Commitments and Contingencies.

22. SUBSEQUENT EVENTS

On February 12, 2008, the Company commenced mailing a Notice of Pendency and Proposed Settlement of Class Action to each member of the class in In Re Alfa Corporation Shareholder Litigation, in the Circuit Court of Montgomery County, Alabama, CV-07-900485. The class includes all persons who were record or beneficial owners of common stock of the Company since July 17, 2007. For additional information, refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008.

On February 13, 2008, the Company announced that it has scheduled a record date and special meeting date for its stockholders to consider and vote upon a proposal to approve the previously announced Agreement and Plan of Merger, dated as of November 4, 2007 (refer to Note 21 – Privatization of the Company for additional information). The Company’s stockholders of record at the close of business on March 3, 2008 will be entitled to notice of the special meeting and to vote on the proposal. The special meeting of the stockholders will be held on April 15, 2008 at the Company’s executive offices in Montgomery, Alabama. For additional information, refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008.

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

The audit report of KPMG on the consolidated financial statements of the Company as of and for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the fiscal year ended December 31, 2005 and the subsequent interim period through August 24, 2006, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused it to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

The Audit Committee of the Board of Directors of the Company authorized KPMG to respond fully to the inquiries of PwC, the successor auditor.

The Company provided KPMG with a copy of the foregoing disclosure. The Company requested a letter from KPMG stating its agreement with these statements. This letter of agreement was provided by KPMG. During the year ended December 31, 2005 and the subsequent interim period through August 24, 2006, the Company did not consult with PricewaterhouseCoopers regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) the subject matter of a disagreement or reportable event as defined in Item 304(a)(1)(iv) and (v).

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the effectiveness of Alfa Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer of Alfa Corporation have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by Alfa Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s Disclosure Committee and management, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth for each director and executive officer of the Company, the age, present offices and positions held with the Company, principal occupation or employment during the last five years, the date such person first became a director or officer of the Company, and any directorships held by such person in other publicly held companies. The following information about the directors and executive officers of the Company is based, in part, upon information provided by such persons. Except as noted below, each director and executive officer has occupied an executive position with the company or organization listed for his current occupation for at least five years. The current term of each of the directors of the Company expires at the annual meeting when their successors are elected.

Name	Age	Positions With Company, Business Experience during Last Five Years and Directorships
Boyd E. Christenberry[1]	79	Director since 1983; Retired (January 31, 1993)
		Executive Vice President of Marketing.

Steve Dunn[2,3]	51	Director since 2000; Treasurer of Mutual and Fire;
		Farmer.

C. Lee Ellis	56	Director since 1999; Executive Vice President,
		Operations and Treasurer since 1999; Director of
		Property Casualty Insurers Association of America;
		Director of MidCountry Financial Corporation.

Jacob C. Harper[2,3]	51	Director since 2004; Vice President of Mutual and
		Fire; Farmer.

Hal F. Lee[2,3]	63	Director since 1998; Vice President of Mutual and
		Fire; Farmer.

Jerry A. Newby[2]	60	Director since 1993; Chairman of the Board,
		President and Chief Executive Officer since 1998;
		President of Alabama Farmers Federation; Board of
		Directors of American Farm Bureau Federation;
		Director of MidCountry Financial Corporation;
		Farmer.

Larry E. Newman[1]	67	Director since 2004; Retired (September 30, 2001)
		Partner, Ernst & Young, LLP.

B. Phil Richardson[1,2,3]	82	Director since 1983; Retired (April 1, 1997)
		Executive Vice President of Operations.

John R. Thomas[1,2,3]	70	Director since 1989; Chairman, President and Chief
		Executive Officer of Aliant Financial Corporation of
		Alexander City, Alabama; Director of Aliant
		Financial Corporation, Russell Corporation, Aliant
		Bank.

Russell R. Wiggins[2,3]	58	Director since 1999; Vice President of Mutual and
		Fire; Farmer.

Dean Wysner[2,3]	61	Director since 2000; Vice President of Mutual and
		Fire; Farmer.

James R. Azar	71	Senior Vice President, Audit Services and
		Risk/Compliance since 2000.

Thomas E. Bryant	61	Senior Vice President, Human Resources since 2001.

Wyman W. Cabaniss	56	Senior Vice President, Underwriting since 1998.

Ralph C. Forsythe	53	Senior Vice President and Chief Accounting Officer
		since 2007. Prior to 2007, Vice President, Finance
		and Assistant CFO, Chief Accounting Officer.

Jerry W. Johnson	52	Senior Vice President, Claims since 2006. Prior to
		2006, Manager, Regional Claims.

John T. Jung	61	Senior Vice President, Chief Information Officer
		since 1999.

Robert E. Robison	49	Senior Vice President, Life & Loan Operations since
		2007. Prior to 2007, Vice President, Business
		Systems Development.

Stephen G. Rutledge	49	Senior Vice President, Chief Financial Officer and
		Chief Investment Officer since 2000.

Alfred E. Schellhorn	43	Senior Vice President, Corporate Development since
		2006. Prior to 2006, Vice President, Corporate
		Development.

H. Al Scott	52	Senior Vice President, General Counsel and
		Secretary since 1997.

Herman T. Watts	60	Executive Vice President, Marketing since 2006.
		Prior to 2006, District Sales Manager.

[1]	Member, Audit Committee
[2]	Member, Executive Committee
[3]	Member, Compensation Committee

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that officers (as defined under Section 16(a) of the Securities Exchange Act) and directors of the Company file reports of stock ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of copies of such reports and representations made by directors and officers of the Company, the Company believes that during the prior fiscal year beginning January 1, 2007, its officers and directors complied with all Section 16(a) filing requirements. The Company has procedures in place to monitor Section 16(a) compliance and also sends out regular reminders to directors and officers about their reporting obligations under Section 16(a).

CODE OF ETHICS

The Company has adopted a code of ethics applicable to the Company’s chief executive officer, chief financial officer, directors and employees, which is designed to deter wrongdoing, promote ethical conduct, and prevent conflicts of interest. The code also stresses compliance with the law, including appropriate disclosure obligations and prompt reporting of violations. The code of ethics is posted on the Company’s website at www.alfains.com under the heading “Principles of Business Conduct.”

AUDIT COMMITTEE

The Audit Committee of the Company consists of Directors Richardson, Christenberry, Newman, and Thomas. All four members of the Audit Committee are independent directors in accordance with current NASDAQ rules. The Board of Directors has determined that Mr. Richardson and Mr. Newman qualify as financial experts on the Audit Committee within the meaning of SEC rules. The Audit Committee has a charter.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis is intended to describe the Company’s compensation programs and policies as they pertain to Messrs. Newby, Ellis, Watts, Harper, Rutledge, and Bryant, the “named executive officers” (NEOs) for the year 2007. Mr. Harper retired in November 2007.

The Company has entered into an Agreement and Plan of Merger (the merger agreement), dated as of November 4, 2007, by and among the Company, Mutual, Fire and Alfa Delaware Merger Sub, Inc., a wholly-owned subsidiary of Mutual and Fire. Subject to the terms and conditions set forth in the merger agreement, Alfa Delaware Merger Sub, Inc. will merge with and into the Company, and the Company will become a wholly-owned subsidiary of Mutual and Fire. The Company’s compensation program as it relates to long-term equity based compensation and the ability to defer compensation into Company stock will be revised if and when the merger is completed. A new compensation program will be developed for 2008.

ROLE OF ALFA MUTUAL INSURANCE COMPANY AND THE COMPENSATION COMMITTEE

The Company has no direct employees and pays no cash compensation directly to any of its named executive officers. Mutual, which owns approximately 43% of the outstanding common stock of the Company, is the statutory employer of all the employees providing services to the Company. The Company and Mutual are parties to a Management and Operating Agreement whereby Mutual provides management and operational services to the Company, including use of its employees, and the Company reimburses Mutual for the allocated costs and expenses of those services.

Each year, the Compensation Committee of the Board of Directors for the Company evaluates the CEO’s performance and recommends to the Company’s Board of Directors compensation for the CEO. The other named executive officers are evaluated by their particular supervisor. Compensation reimbursed by the Company to Mutual under the Management and Operating Agreement is subject to approval by Mutual.

OBJECTIVE OF THE COMPENSATION PROGRAM

The objective of the Company’s compensation program is to competitively compensate its named executive officers in a manner that allows the Company to attract, retain, reward, and motivate these key executives.

Named Executive Officers may be compensated with a combination of base salary, an annual non-equity incentive bonus, and long-term equity-based compensation. These elements are designed to provide an appropriate mix of annual salary, short-term performance awards, and long-term awards in roughly equal proportion. Payment of one element is independent of, and does not affect, the payment of the other elements.

While the various elements of compensation operate independently of one another, adjustments to these elements are performance-driven. Therefore, it would not be unusual for these elements to have similar variations in magnitude and direction.

Named executive officers are also eligible to participate in certain qualified and non-qualified benefit plans and receive certain perquisites and other personal benefits or property as a part of their total compensation.

BASE SALARY

All Company jobs, excluding commissioned sales jobs but including those of the named executive officers, are evaluated using a system designed by Mutual’s compensation consultants, the Hay Group. Salary ranges for jobs are then determined based on this evaluation. These salary ranges establish a minimum and maximum salary for each job, including those of the named executive officers. The Hay Group also undertakes periodic reviews of salaries, including those of the named executive officers, to ensure their competitiveness in the marketplace for jobs of similar levels of responsibility.

Base salaries are designed to allow the Company to attract qualified talent, and to provide a secure financial foundation for employees. Base salaries for named executive officers may be adjusted annually using Mutual’s Merit Increase Guidelines which apply to all employees, other than those paid on commission. Under the Guidelines, merit increase percentages range from 0 percent to 6.25 percent. Merit increase percentages for the various levels of performance are recommended annually by the Human Resources department with the aid of market data and compensation consultants and approved by the CEO.

The named executive officers’ performance is evaluated annually, and merit increases, if any, are granted based on the level of performance and the position of that employee’s salary within its salary range. Merit increases are granted as a reward for the employee’s performance during the preceding year.

Mr. Newby’s performance is evaluated by the Compensation Committee and approved by the Board of Directors. Mr. Ellis, Mr. Watts, and Mr. Bryant are evaluated by Mr. Newby. Mr. Rutledge and Mr. Harper are evaluated by Mr. Ellis.

ANNUAL NON-EQUITY INCENTIVE BONUS

Annual bonuses are designed to reward Company performance and individual achievements by the NEO during the year for which they are awarded.

The Company’s NEOs are eligible to receive a percentage of their base salary annually as a performance bonus based upon the attainment of pre-determined corporate and/or individual goals. The corporate factors used in determining bonus eligibility and percentages may include, among other things, premium growth, loss ratio, expense ratio, peer company performance, and investment performance. Mr. Newby, Mr. Ellis, and Mr. Watts’ performance bonus is based solely on corporate factors. In addition to corporate goals, other NEOs and Company officers, including Mr. Rutledge, Mr. Harper, and Mr. Bryant have individual goals that are determined by the NEO and his supervisor at the beginning of a year which affect the NEO’s bonus percentages at year-end. Individual goals may include, among other things, managing department expenses within budget, attainment of new business objectives, and timely completion of assigned projects.

The Company allows employees to defer a portion of their annual incentive bonus into a Restricted Stock Bonus Plan. The Restricted Stock Bonus Plan allows participants to defer a portion of their bonus in Company stock, which is matched at a rate of fifteen percent (15%), thereby encouraging increased investment in the Company while saving on a tax-deferred basis. Certain employees, including the Company’s NEOs, may also defer a portion of their compensation into a voluntary, non-qualified Deferred Compensation Plan. Both of these plans allow the participants to save on a tax-deferred basis. As of November 4, 2007, the date the merger agreement was signed by Mutual, Fire and the Company, no new deferrals were permitted under the Restricted Stock Bonus Plan.

LONG-TERM EQUITY-BASED COMPENSATION

The Company’s named executive officers are eligible for long-term equity-based awards under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan (the “2005 Plan”), which was approved by the Company’s stockholders. Because of the vesting requirements of these awards, the Compensation Committee believes that they serve as an effective tool in retaining executive talent. Such awards also promote the concept of ownership among the Company’s named executive officers.

Mercer Human Resources Consultants assisted with the development of the 2005 Plan, and the award amounts are consistent with that consultant’s recommendations. Awards under the plan are discretionary, and must be approved by the Company’s Board of Directors. Such awards, consisting to date of stock options and restricted stock, have ordinarily been made early in the calendar year and reflect the named executive officers’ and Company’s performance for the previous year. The strike price of stock options granted under the plan is the closing price of the stock on the date the board approves the grant. As a part of this program, the Company’s named executive officers are expected to meet certain guidelines for ownership of Company stock as a means of demonstrating not only their professional, but also their financial investment in the Company. Expected levels of ownership are defined on a share-denominated basis, and increase as previously granted restricted shares vest.

The Company does not have a program, plan or practice to coordinate option grants to executive officers with the release of material non-public information. Typically, option grants and other rewards are made early in the fiscal year, but following the release of the Company’s year-end earnings information. The Company does not attempt to time the release of material non-public information for the purpose of affecting the value of executive compensation.

PENSION PLANS

Alfa Mutual Insurance Company sponsors qualified Defined Benefit and Defined Contribution (401 (k)) Pension Plans that offer all its employees, including the Company’s named executive officers, retirement security and serve to attract and retain talent. The Defined Benefit Plan plays a particularly important role in enabling the Company to attract more experienced talent, since its benefits to this group of employees are greater than those of the defined contribution plan.

Mutual sponsors a non-qualified Executive Retirement Plan (“DB SERP”) for named executive officers and certain other executives to provide competitive retirement benefits and to restore benefits lost to tax restrictions on its defined benefit pension plan.

Mutual also sponsors a voluntary, non-qualified Deferred Compensation Plan to provide named executive officers and certain other executives an opportunity to save, on a tax-deferred basis, salary and annual bonus compensation in excess of the 401(k) deferral limits. Mutual makes matching contributions to the Deferred Compensation Plan designed to offset the tax restrictions on contributions to the 401(k) plan, but only to the extent that contributions are matched in the qualified 401(k) plan. This plan, in combination with Mutual’s DB SERP, provides the named executive officers and other executives with competitive, comprehensive retirement benefits.

OTHER COMPENSATION

Named executive officers along with certain other executives are eligible for certain perquisites and other personal benefits or property such as the cost of a company car, certain travel expenses, vacation lodging, club dues and use of aircraft. These items allow the Company to remain competitive in the marketplace for executive talent.

Mutual also provides the named executive officers with a long-term disability benefit designed to ensure the financial security of the executives and their families should they sustain a disabling injury or illness.

Named executive officers are eligible, as are all employees, to participate in the Company’s Employee Stock Purchase Plan. This plan allows employees to purchase Company stock, with Mutual matching fifteen percent (15%) of the employee’s cost. This program is designed to encourage employees to invest in the Company. Contributions to the Employee Stock Purchase Plan were suspended on November 4, 2007, the date the merger agreement was signed by Mutual, Fire and the Company.

TAX CONSIDERATIONS

The Company is aware that interpretations of and changes in the tax laws and other factors beyond the Company’s control affect the deductibility of compensation. While preserving tax deductibility is an important objective in establishing executive compensation, the Company will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

EXECUTIVE COMPENSATION

The Company’s executive officers are employees of Mutual, and the Company pays no cash compensation directly to them. The Company is a party to a Management and Operating Agreement with Mutual under which it reimburses Mutual for costs incurred by Mutual in furnishing management and operational services to the Company.

The following table shows the compensation allocated to the Company for the chief executive officer, chief financial officer, and the three remaining most highly compensated executive officers for the fiscal years ended December 31, 2006 and December 31, 2007. The chart also includes Mr. Harper, who retired in November of 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)[1]	Stock Awards ($)[2]	Option Awards ($)[2]	Non-Equity Incentive Plan Compensation ($)[1,3]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[4]	All Other Compensation ($)[5]	Total ($)
Jerry A. Newby	2007	342,035	N/A	306,261	397,189	238,101	92,824	1,376,410
CEO & President	2006	330,167	N/A	338,008	408,828	167,650	83,449	1,328,102

C. Lee Ellis	2007	233,217	193,510	255,218	219,865	302,712	62,274	1,266,796
EVP - Operations	2006	225,164	174,982	281,674	242,477	165,843	60,850	1,150,990

Herman T. Watts	2007	167,551	101,805	191,071	117,904	288,384	30,980	897,695
EVP - Marketing	2006	182,909	92,029	177,783	130,200	127,878	18,263	729,062

William B. Harper, Jr.	2007	242,243	104,197	137,423	108,498	702,744	44,440	1,339,545
SVP - Life and Loans	2006	220,162	94,220	151,668	113,917	93,011	25,734	698,712

Stephen G. Rutledge	2007	161,453	75,868	102,317	92,931	64,487	26,598	523,654
SVP - CFO & Chief Investment Officer	2006	153,960	46,185	95,996	100,941	34,662	23,534	455,278

Thomas E. Bryant	2007	164,255	71,739	94,616	84,205	69,137	31,507	515,459
SVP - Human Resources	2006	156,807	64,870	104,424	87,663	43,687	26,161	483,612

[1]

Mutual’s deferred compensation plan allows certain employees to defer a portion of their base salary and non-equity incentive plan compensation. Amounts shown for base salary and non-equity incentive plan compensation are before any deferrals. The amounts deferred are reflected in the table under the heading, “Nonqualified Deferred Compensation,” in this Item.

[2]

Represents the dollar amount recognized by the Company for financial accounting purposes relating to stock awards (which include restricted shares and career shares) and stock options, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The aggregate grant date fair value of these awards and the amounts expensed in each fiscal year were determined in accordance with SFAS No. 123(R). The assumptions used in calculating these amounts are incorporated by reference to Note 14 — Share-Based Compensation in the Notes to Consolidated Financial Statements included in this Form 10-K. The expenses are allocated to the Company based on the Management and Operating Agreement with Mutual (refer to Note 3 — Related Party Transactions in the Notes to Consolidated Financial Statements included in this Form 10-K).

[3]

The Company’s named executive officers are eligible to receive a percentage of their base salary annually as a performance bonus based upon the attainment of pre-determined corporate and/or individual goals. The column shows the compensation allocated to the Company under this plan.

[4]	Mutual is the employer of the named executives and maintains the defined benefit plans. While the Company is apportioned a certain amount for the expenses incurred by the plans on an ongoing basis, Mutual, as the employer, is the entity that pays accumulated benefits to employees under the plans. The Company is not responsible for paying any portion of the accumulated benefits upon the named executives’ retirement. For illustration purposes only, the column shows the change in the pension value of the executives’ accumulated retirement benefit utilizing the same allocation percentages applied to the salary and non-equity incentive plan compensation columns. The column does not include any earnings on nonqualified deferred compensation, as any earnings were not above-market or at a preferential rate. Earnings on nonqualified deferred compensation are set forth in the Nonqualified Deferred Compensation Table.

[5]	The “All-Other Compensation” column consists of the amount reimbursed to Mutual as the Company’s share of the cost of the following amounts, which are separately identified in the table below:
A

Certain perquisites and other personal benefits or property if in excess of $10,000 in the aggregate, including the cost of a company car, certain travel expenses, vacation lodging, club dues, and use of aircraft;

B	Mutual’s payment of premiums for long term disability insurance;
C

Mutual’s matching contribution to a 401(k) plan maintained by Mutual. The maximum matching contribution out of the 401(k) plan maintained by Mutual for 2007 was dollar for dollar on the first 3% and fifty cents on the dollar for the next 2% of an employee’s annual compensation or dollar for dollar up to a maximum of $1,000, whichever match provides the greater benefit;

D	Mutual’s contribution to the executive’s Deferred Compensation Plan account;
E

Mutual’s contribution to the executive’s Restricted Stock Bonus Plan account. Under this plan, any employee may defer up to one half of the employee’s annual performance bonus into Alfa Corporation stock. Mutual contributes fifteen cents for every dollar the employee contributes. The employee’s contribution and the employer’s match and any accumulated dividends will be paid out to the employee at the end of two years. Effective November 4, 2007, no new deferral elections were permitted under the Restricted Stock Bonus Plan. Any existing deferrals scheduled to be made prior to the completion of the merger were permitted in accordance with the participant’s prior election;

F

Mutual’s contribution to the executive’s Employee Stock Purchase Plan account. Under this plan, any employee may use up to the greater of 10% of their annual compensation or $1,000 per month to purchase Alfa Corporation stock. Mutual contributes fifteen cents for every dollar the employee contributes. Contributions to the Employee Stock Purchase Plan were suspended on November 4, 2007, the date the merger agreement was signed by Mutual, Fire and the Company.

G

The Company’s share of the cost of dividend equivalents on certain stock option awards and reinvested dividends on restricted share awards. Under the Alfa Corporation 1993 Stock Incentive Plan, Mr. Ellis, Mr. Rutledge, and Mr. Harper were granted dividend equivalents. Under the 1993 plan, if dividend equivalents were granted in connection with the grant of stock options, the grantee has the nonforfeitable right to receive in connection with each share of stock subject to such option an amount equal to the cash dividends paid on a share of stock from the date of grant until the earlier of the exercise date of the options to which such dividend equivalents are applicable or the expiration or termination of the options. Such dividend equivalents are accumulated during the period from the date of payment of each cash dividend paid on a share of stock until the payment of the dividend equivalent to a grantee. The dividend equivalents are payable in cash upon the earlier of the exercise of the option to purchase shares of stock to which the dividend equivalent was associated, or the expiration or termination of such options.

Name	Year	A	B	C	D	E	F	G	Total ($)
Jerry A. Newby	2007	25,665	2,170	5,014	24,989	30,662	4,324	N/A	92,824
	2006	22,562	1,854	4,903	24,107	25,072	4,951	N/A	83,449

C. Lee Ellis	2007	10,785	1,986	5,014	14,014	2,507	849	27,119	62,274
	2006	16,755	1,699	4,903	13,087	2,507	1,003	20,896	60,850

Herman T. Watts	2007	—	2,272	6,260	5,711	10,086	2,127	4,524	30,980
	2006	—	—	6,120	3,986	5,628	680	1,849	18,263

William B. Harper, Jr.	2007	14,233	3,522	9,000	6,032	N/A	228	11,425	44,440
	2006	—	3,267	8,800	4,878	N/A	270	8,519	25,734

Stephen G. Rutledge	2007	—	1,476	4,941	6,824	1,472	2,046	9,839	26,598
	2006	—	1,267	4,831	5,074	4,228	2,308	5,826	23,534

Thomas E. Bryant	2007	12,700	2,676	6,197	4,038	1,328	210	4,358	31,507
	2006	9,916	2,365	6,059	3,624	1,221	248	2,728	26,161

As discussed, the Company’s executive officers are employees of Mutual. Mutual may enter into employee agreements or arrangements in special circumstances with the approval of its board of directors. None of the listed officers have employment agreements or arrangements, either written or unwritten.

Mutual does not provide guaranteed or discretionary annual bonuses. Bonuses are incentive or performance based.

GRANTS OF PLAN-BASED AWARDS

The following table lists the grants of plan-based awards in 2007 for the named executive officers.

Name	Grant Date	Estimated Possible Payout Under Non-Equity Incentive Plan Awards[1]			All Other Stock Awards: Number of Shares of Stock or Units (#)[2]		All Other Option Awards: Number of Securities Underlying Options (#)[4]	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)[5]
		Threshold	Target	Maximum
		$	$	$
Jerry A. Newby	2/26/2007	—	342,035	410,442	N/A	[3]	60,000	19.26	411,246
C. Lee Ellis	2/26/2007	—	186,574	279,860	14,250		50,000	19.26	617,160
Herman T. Watts	2/26/2007	—	100,531	150,796	7,600		40,000	19.26	420,540
William B. Harper, Jr.	2/26/2007	—	80,727	121,090	4,275		15,000	19.26	185,149
Stephen G. Rutledge	2/26/2007	—	65,702	98,553	8,550		30,000	19.26	370,296
Thomas E. Bryant	2/26/2007	—	96,897	145,346	4,275		15,000	19.26	185,149

[1]

The Company’s NEOs are eligible to receive a percentage of their base salary annually as a performance bonus based upon the attainment of pre-determined corporate and/or individual goals. This column shows the allocated bonus ranges available to the NEOs under the plan for the fiscal year ended December 31, 2007. The Non-Equity Incentive Plan Compensation column in the Summary Compensation Table shows the compensation allocated to the Company under this plan.

[2]

The column shows the total number of restricted stock awards granted to the named executives. Mutual reimburses the Company for the expense related to a portion of the awards. With the exception of Mr. Watts, two-thirds of the shares will vest and are issuable on the third anniversary of the date of grant, while one-third of the shares will vest on the third anniversary of the date of grant, but are not negotiable by the recipient until the recipient terminates employment with the Company. Mr. Watts’ awards will vest and are issuable on the third anniversary of the date of grant. The restricted stock awards are entitled to dividends in the form of additional shares of restricted stock.

[3]	In 2005, 2006, and 2007, Mr. Newby chose not to participate in the award of restricted stock.
[4]

The column shows the total number of stock options granted to the named executives. Mutual reimburses the Company for the expense related to a portion of the options. The options vest one-third a year for three years. The grants were made as non-qualified options under the plan. The exercise price was determined at the close of business on the date of the grant.

[5]

The column shows the grant date fair value estimated for financial reporting purposes ($6.8541 per share) of all stock options, as well as the compensation expense, based on a per share value of $19.26, of all restricted stock granted to the NEOs in 2007. Mutual reimburses the Company for the expense related to a portion of the awards.

Stock options and restricted stock grants are issued upon advice and in the amounts recommended by Mercer Human Resources Consultants and are reviewed by Hay Group as a component of total compensation. Stock options are priced at the closing stock price as of the day the board approves the grants of options. The stock options vest equally over a three-year period of employment. Stock options may continue to vest after employment in the case of retirement or death. Only those stock options issued in 1998 to selected employees receive dividend equivalents. Those dividend equivalents are credited with interest quarterly based upon the cost of money for the Company on its commercial paper. No other stock options issued and outstanding are paid dividend equivalents. At no time during the last fiscal year has any outstanding option or other equity-based award been re-priced or otherwise materially modified.

There are two types of restricted stock awards: regular and career shares. Career shares differ from regular restricted stock in that career shares will not be given to the employee until the employee terminates from the Company. Officers will be granted additional restricted stock in the form of career shares when they have reached an established level of Alfa Corporation stock ownership under the Company’s ownership guidelines. In 2007, the ownership targets were for Newby 190,000 shares, for Ellis 100,000 shares, for Watts 55,000 shares, for Harper 30,000 shares, for Rutledge 55,000 shares, and for Bryant 30,000 shares. Neither the restricted stock awarded in 2006 and 2007 nor any stock option awards are counted toward the ownership target. Employees who have not reached their ownership target and are not making the expected progress toward their established ownership goals will no longer receive regular restricted shares, but will have their restricted stock issued as career shares. All restricted stock is granted as of the day the board approves the awards. Regular restricted shares vest and are issuable on the third anniversary after the date of grant. Career shares vest on the third anniversary of the date of grant, but are not negotiable by the recipient until the recipient terminates employment with the Company. Restricted stock may continue to vest after employment in the case of retirement or death. All restricted stock pays dividends. Dividends paid will be credited as additional shares of restricted stock and held by the Company until such shares are issued. There have been no modifications to the restricted stock granted material or otherwise.

In 2005, 2006 and 2007, Mr. Newby chose not to participate in the award of restricted stock.

If the Merger is completed, the Named Executive Officers will receive consideration for their options and restricted stock grants as set forth in the Proxy Statement filed with the Securities and Exchange Commission on January 11, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable[1]	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)[2]		Market Value of Shares or Units of Stock That Have Not Vested ($)[3]
Jerry A. Newby	—	60,000	[4]	19.26	2/26/2017	N/A	[21]	N/A
	20,000	40,000	[5]	16.08	2/28/2016	—		—
	40,000	20,000	[6]	14.43	2/28/2015	—		—
	60,000	—		13.25	2/23/2014	—		—
	60,000	—		11.65	2/24/2013	—		—
	60,000	—		13.93	3/25/2012	—		—
	60,000	—		9.41	3/26/2011	—		—
	60,000	—		8.66	4/27/2010	—		—
	60,000	—		8.22	4/22/2009	—		—

C. Lee Ellis	—	50,000	[7]	19.26	2/26/2017	9,500	[22]	205,865
	16,667	33,333	[8]	16.08	2/28/2016	4,750	[23]	102,933
	33,333	16,667	[9]	14.43	2/28/2015	10,000	[24]	216,700
	50,000	—		13.25	2/23/2014	5,000	[25]	108,350
	50,000	—		11.65	2/24/2013	10,000	[26]	216,700
	50,000	—		13.93	3/25/2012	5,000	[27]	108,350
	50,000	—		9.41	3/26/2011	—		—
	50,000	—		8.66	4/27/2010	—		—
	50,000	—		8.22	4/22/2009	—		—
	24,000	—		7.10	3/23/2008	—		—

Herman T. Watts	—	40,000	[10]	19.26	2/26/2017	7,600	[28]	164,692
	13,333	26,667	[11]	16.54	3/23/2016	8,000	[29]	173,360
	2,000	—		13.25	2/23/2014	—		—
	2,000	—		8.88	3/23/2008	—		—

William B. Harper, Jr.	—	15,000	[12]	19.26	2/26/2017	2,850	[30]	61,760
	5,000	10,000	[13]	16.08	2/28/2016	1,425	[31]	30,880
	10,000	5,000	[14]	14.43	2/28/2015	3,000	[32]	65,010
	15,000	—		13.25	2/23/2014	1,500	[33]	32,505
	15,000	—		11.65	2/24/2013	3,000	[34]	65,010
	15,000	—		13.93	3/25/2012	1,500	[35]	32,505
	15,000	—		9.41	3/26/2011	—		—
	15,000	—		8.66	4/27/2010	—		—
	15,000	—		8.22	4/22/2009	—		—
	8,000	—		7.10	3/23/2008	—		—

Stephen G. Rutledge	—	30,000	[15]	19.26	2/26/2017	5,700	[36]	123,519
	10,000	20,000	[16]	16.08	2/28/2016	2,850	[37]	61,760
	20,000	10,000	[17]	14.43	2/28/2015	6,000	[38]	130,020
	30,000	—		13.25	2/23/2014	3,000	[39]	65,010
	30,000	—		11.65	2/24/2013	6,000	[40]	130,020
	30,000	—		13.93	3/25/2012	3,000	[41]	65,010
	30,000	—		9.41	3/26/2011	—		—
	8,000	—		7.10	3/23/2008	—		—

Thomas E. Bryant	—	15,000	[18]	19.26	2/26/2017	2,850	[42]	61,760
	5,000	10,000	[19]	16.08	2/28/2016	1,425	[43]	30,880
	10,000	5,000	[20]	14.43	2/28/2015	3,000	[44]	65,010
	15,000	—		13.25	2/23/2014	1,500	[45]	32,505
	15,000	—		11.65	2/24/2013	3,000	[46]	65,010
	15,000	—		13.93	3/25/2012	1,500	[47]	32,505
	15,000	—		9.41	3/26/2011	—		—

All information included in the table above is reflective of a 2-for-1 stock split in June 2002.

If the Merger is completed, the Named Executive Officers will receive consideration for their options and restricted stock grants as set forth in the Proxy Statement filed with the Securities and Exchange Commission on January 11, 2008.

[1]

This column shows the total number of stock options received by the named executive officers. Mutual reimburses the Company for the expense related to a portion of these options. The options vest one-third a year for three years.

[2]

This column shows the total number of restricted stock awards received by the named executive officers, excluding dividends. Mutual reimburses the Company for the expense related to a portion of these awards.

[3]	Market value is based on the closing market price at year-end of $21.67 per share.
[4]	20,000 options will vest February 26, 2008, 20,000 will vest February 26, 2009, and 20,000 will vest February 26, 2010.
[5]	20,000 options will vest February 28, 2008, and 20,000 will vest February 28, 2009.
[6]	The options will vest February 28, 2008.
[7]	16,667 options will vest on February 26, 2008, 16,667 will vest on February 26, 2009, and 16,667 will vest on February 26, 2010.
[8]	16,667 options will vest on February 28, 2008, and 16,667 will vest on February 28, 2009.
[9]	The options will vest February 28, 2008.
[10]	13,333 options will vest on February 26, 2008, 13,333 will vest on February 26, 2009, and 13,333 will vest on February 26, 2010.
[11]	13,333 options will vest on February 28, 2008, and 13,333 will vest February 28, 2009.
[12]	5,000 options will vest February 26, 2008, 5,000 will vest February 26, 2009, and 5,000 will vest February 26, 2010.
[13]	5,000 options will vest February 28, 2008, and 5,000 will vest February 28, 2009.
[14]	The options will vest on February 28, 2008.
[15]	10,000 options will vest on February 26, 2008, 10,000 will vest on February 26, 2009, and 10,000 will vest on February 26, 2010.
[16]	10,000 options will vest on February 28, 2008, and 10,000 will vest on February 28, 2009.
[17]	The options will vest on February 28, 2008.
[18]	5,000 options will vest February 26, 2008, 5,000 will vest February 26, 2009, and 5,000 will vest February 26, 2010.
[19]	5,000 options will vest February 28, 2008, and 5,000 will vest February 28, 2009.
[20]	The options will vest on February 28, 2008.
[21]	In 2005, 2006 and 2007, Mr. Newby chose not to participate in the award of restricted stock.
[22]	Shares vest and are issuable on February 25, 2010.
[23]	Shares vest on February 24, 2010, but are not negotiable by Mr. Ellis until he terminates employment with the Company.
[24]	Shares vest and are issuable on February 28, 2009.
[25]	Shares vest on February 28, 2009, but are not negotiable by Mr. Ellis until he terminates employment with the Company.
[26]	Shares vest and are issuable on February 28, 2008.
[27]	Shares vest on June 1, 2008, but are not negotiable by Mr. Ellis until he terminates employment with the Company.
[28]	Shares vest and are issuable on February 25, 2010.
[29]	Shares vest and are issuable on March 23, 2009.
[30]	Shares vest and are issuable on February 25, 2010.
[31]	Shares vest on February 25, 2010, but are not negotiable by Mr. Harper until he terminates employment with the Company.
[32]	Shares vest and are issuable on February 28, 2009.
[33]	Shares vest on February 28, 2009, but are not negotiable by Mr. Harper until he terminates employment with the Company.
[34]	Shares vest and are issuable on February 28, 2008.
[35]	Shares vest on June 1, 2008, but are not negotiable by Mr. Harper until he terminates employment with the Company.
[36]	Shares vest and are issuable on February 25, 2010.
[37]	Shares vest on February 25, 2010, but are not negotiable by Mr. Rutledge until he terminates employment with the Company.
[38]	Shares vest and are issuable on February 28, 2009.
[39]	Shares vest on February 28, 2009, but are not negotiable by Mr. Rutledge until he terminates employment with the Company.
[40]	Shares vest and are issuable on February 28, 2008.
[41]	Shares vest on June 1, 2008, but are not negotiable by Mr. Rutledge until he terminates employment with the Company.
[42]	Shares vest and are issuable on February 25, 2010.
[43]	Shares vest on February 25, 2010, but are not negotiable by Mr. Bryant until he terminates employment with the Company.
[44]	Shares vest and are issuable on February 28, 2009.
[45]	Shares vest on February 28, 2009, but are not negotiable by Mr. Bryant until he terminates employment with the Company.
[46]	Shares vest and are issuable on February 28, 2008.
[47]	Shares vest on June 1, 2008, but are not negotiable by Mr. Bryant until he terminates employment with the Company.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jerry A. Newby	—	—	N/A	N/A

C. Lee Ellis	7,000	94,500	—	—

Herman T. Watts	—	—	—	—

William B. Harper, Jr.	—	—	—	—

Stephen G. Rutledge	—	—	—	—

Thomas E. Bryant	—	—	—	—

The table shows the total number of stock options exercised and value realized by the named executive officers. Mutual reimburses the Company for the expense related to a portion of the options.

NONQUALIFIED DEFERRED COMPENSATION

The following table shows activity in the Named Executive Officers’ deferred compensation plans during the last fiscal year utilizing the same allocation percentages applied in the Summary Compensation Table.1

Name	Plan	Aggregate Executive Contributions in 2007 ($)[2]	Aggregate Registrant Contributions in 2007 ($)[3]	Aggregate Earnings in 2007 ($)[4]	Withdrawals/ Distributions ($)	Balance at 2007
Jerry A. Newby	Deferred Compensation Plan	31,237	24,989	274,091	—	1,420,647
	Restricted Stock Bonus Plan	204,414	30,662	78,309	236,052	529,204

C. Lee Ellis	Deferred Compensation Plan	17,518	14,014	7,135	—	249,639
	Restricted Stock Bonus Plan	16,714	2,507	7,779	25,838	48,341

Herman T. Watts	Deferred Compensation Plan	7,460	5,711	2,695	—	24,645
	Restricted Stock Bonus Plan	67,241	10,086	14,921	—	134,355

William B. Harper, Jr.	Deferred Compensation Plan	7,540	6,032	17,001	—	155,103
	Restricted Stock Bonus Plan	N/A	N/A	N/A	N/A	N/A

Stephen G. Rutledge	Deferred Compensation Plan	8,530	6,824	65,990	—	205,325
	Restricted Stock Bonus Plan	9,811	1,472	8,141	33,779	56,162

Thomas E. Bryant	Deferred Compensation Plan	5,047	4,038	22,341	—	77,454
	Restricted Stock Bonus Plan	8,853	1,328	3,703	11,469	24,527

[1]

While the Company has no employees and is not responsible for the deferred compensation liabilities to the employees of Mutual, the Company reimburses Mutual for its allocated deferred compensation expense.

[2]	The amount shown is reported in the Salary and/or Non-equity Incentive Plan Compensation column of the Summary Compensation Table.
[3]

This column shows the Company’s share of the cost of Mutual’s contribution to the executive’s deferred compensation and restricted stock bonus plan accounts. The amount shown is reported in the “All other Compensation” column of the Summary Compensation Table.

[4]	Earnings in the plan are not reported in the Summary Compensation Table.

Mutual sponsors two deferred compensation programs, the Alabama Farmers Federation and Affiliated Companies Deferred Compensation Plan and the Alfa Mutual Insurance Company Restricted Stock Bonus Plan.

The Alabama Farmers Federation and Affiliated Companies Deferred Compensation Plan (“Deferred Compensation Plan”) is a nonqualified plan. Under the Deferred Compensation Plan, selected employees may defer any or all of their cash compensation into the plan. However, the employees are given a match for only that income deferred above the compensation limitation placed on Qualified Plans by Internal Revenue Code Section 401(a)(17). The match formula is dollar for dollar on the first three percent and $.50 on the dollar for the next two percent of compensation deferred by the employee above the compensation limitation which was $220,000 for 2007. The employee may pick between 12 different investment elections. Eleven of the investment choices are mutual funds and the remainder is Alfa Corporation stock. Employees may change their investment elections quarterly. When an employee signs up for this plan he must agree to the method of payments following the employee’s termination. The employee can receive the payments semi-monthly, monthly, quarterly, or annually for a period of time not to exceed ten years. The ability to pick Alfa Corporation stock as an investment election was suspended on November 4, 2007, the date the merger agreement was signed by Mutual, Fire and the Company.

The Alfa Mutual Insurance Company Restricted Stock Bonus Plan (“Restricted Stock Bonus Plan”) is a nonqualified plan. Under the Restricted Stock Bonus Plan, employees may defer any or all of their annual performance bonus compensation into this plan. The employees are given a match of $.15 for each dollar contributed. The deferments are invested in Alfa Corporation stock. The participant is given the value of his account in cash or stock at the end of a two-year period. The participant may elect to have the money deferred into the Alabama Farmers Federation and Affiliated Companies Deferred Compensation Plan. However, these funds are not eligible for matching. New deferral elections to the Restricted Stock Bonus Plan were suspended on November 4, 2007, the date the merger agreement was signed by Mutual, Fire and the Company.

PENSION BENEFITS

The following table provides certain information regarding the Named Executive Officers’ participation in Mutual’s defined benefit plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)[1]	Payments During Last Fiscal Year ($)
Jerry A. Newby	Alabama Farmers Federation and Affiliated Companies Executive
	Supplemental Retirement Plan	8	892,195	—

	Alabama Farmers Federation and Affiliated Companies Retirement Plan	8	149,787	—

C. Lee Ellis	Alabama Farmers Federation and Affiliated Companies Executive
	Supplemental Retirement Plan	31	1,560,794	—

	Alabama Farmers Federation and Affiliated Companies Retirement Plan	31	477,291	—

Herman T. Watts	Alabama Farmers Federation and Affiliated Companies Executive
	Supplemental Retirement Plan	28.5	287,983	—

	Alabama Farmers Federation and Affiliated Companies Retirement Plan	28.5	663,216	—

William B. Harper, Jr.	Alabama Farmers Federation and Affiliated Companies Executive
	Supplemental Retirement Plan	35	1,167,021	6,350

	Alabama Farmers Federation and Affiliated Companies Retirement Plan	35	—	1,771,821

Stephen G. Rutledge	Alabama Farmers Federation and Affiliated Companies Executive
	Supplemental Retirement Plan	22	254,791	—

	Alabama Farmers Federation and Affiliated Companies Retirement Plan	22	200,390	—

Thomas E. Bryant	Alabama Farmers Federation and Affiliated Companies Executive
	Supplemental Retirement Plan	5.5	100,151	—

	Alabama Farmers Federation and Affiliated Companies Retirement Plan	5.5	135,948	—

[1]

Mutual is the employer of the named executives and maintains the defined benefit plans. While the Company is apportioned a certain amount for the expenses incurred by the plans on an ongoing basis, Mutual, as the employer, is the entity that will pay the accumulated benefits to the named executives under the plans. The Company is not responsible for paying any portion of the accumulated benefits upon the named executives’ retirement.

For illustration purposes only, the column shows the present value of the executives’ accumulated retirement benefits utilizing the same allocation percentages applied in the Summary Compensation Table.

As stated above, the Company has no employees and is not responsible for the retirement plan liabilities due to the employees of Mutual. The Company reimburses Mutual for its allocated retirement plan expense. Mutual sponsors three retirement plans. The Alabama Farmers Federation and Affiliated Companies Retirement Plan is a tax qualified defined benefit plan. The Alabama Farmers Federation and Affiliated Companies Executive Supplemental Retirement Plan and the Alabama Farmers Federation and Affiliated Companies Supplemental Retirement Plan are nonqualified defined benefit plans.

The Alabama Farmers Federation and Affiliated Companies Retirement Plan (“Retirement Plan”) is a

defined benefit plan. The basic formula of the retirement benefit is 2% times years of “credited service” times the average of the highest 5 consecutive years of compensation out of the last ten years. An employee will not begin to earn “credited service” until the January 1st or July 1st following one year of employment. Compensation for plan purposes for non-agent employees includes all cash compensation and the taxable usage from their company car. The Retirement Plan uses a five-year cliff vesting schedule. The normal retirement age for a vested employee is age 65. An employee with a vested benefit may retire as early as age 55 with an early retirement reduction in benefit. Jerry A. Newby, C. Lee Ellis, and Herman T. Watts are eligible for early retirement under this provision. An employee, the sum of whose age and credited service is equal to or greater than 90, is eligible to retire without an early retirement reduction. William B. Harper was eligible for early retirement under this provision and retired in November 2007. This plan is a qualified plan, so the maximum benefit is limited by IRC 415(c)(1)(A) (for 2007 $180,000) and the maximum compensation that can be considered is limited by IRC 401(a)(17) (for 2007 $225,000).

The two nonqualified plans are used to replace the benefits lost by the limitations placed on the qualified plan by IRC 415(c)(1)(A) and/or IRC 401(a)(17). The method of calculation for this benefit is identical to that used in calculating a benefit under the qualified plan. The Alabama Farmers Federation and Affiliated Companies Executive Supplemental Retirement Plan (“Executive Plan”) covers only those employees selected to participate in the plan. The Executive Plan makes up the benefit had the two above limitations not applied. All of the executives named are participants in the Executive Plan. The Alabama Farmers Federation and Affiliated Companies Supplemental Retirement Plan (“Supplemental Plan”) makes up only for the compensation limitation (IRC 401(a)(17)). All Mutual employees who do not participate in the Executive Plan are covered by the Supplemental Plan. Eligibility for retirement under the non qualified plans is identical to that of the qualified plan.

Any form of payment of benefits elected is actuarially equivalent to any other form of payment.

Mutual offers retirement benefits to provide retirement security and to attract and retain talent. The supplemental plans are offered to give an equal benefit to the executives based on their compensation. Currently, Mutual does not grant any additional service to any employee. Neither of the current plans allows for additional grants of service.

The assumptions set out below apply in quantifying the present value of the accrued retirement benefit:

Pension	2007
Discount rate	6.31%
Rate of compensation increase - Retirement Plan	5.00%
Rate of compensation increase - Supplemental Plan	5.00%
Expected long-term rate of return on Plan assets - Retirement Plan	8.50%
Expected long-term rate of return on Plan assets - Supplemental Plan	6.31%

A measurement date of September 30, 2007 was used to determine the above.

DIRECTOR COMPENSATION

The following table details the compensation paid to the Company’s directors in 2007.

Name	Fees Earned or Paid in Cash1 ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[2]	All Other Compensation ($)[3]	Total
Hal F. Lee	6,952	—	—	—	—	183	7,135

Russell R. Wiggins	7,041	—	—	—	—	183	7,224

Dean Wysner	7,041	—	—	—	—	46	7,087

Steve Dunn	6,952	—	—	—	1,625	55	8,632

Jacob C. Harper	7,041	—	—	—	—	92	7,133

B. Phil Richardson	74,767	—	—	—	—	900	75,667

Boyd E. Christenberry	71,167	—	—	—	162,507	—	233,674

John R. Thomas	79,900	—	—	—	25,491	—	105,391

Larry E. Newman	75,567	—	—	—	—	1,650	77,217

[1]

Directors who are not salaried employees of the Company or its subsidiaries receive a monthly retainer fee of $2,000 (the fee increased from $1,750 effective February 26, 2007) and also receive a fee of $1,000 per day (the fee increased from $800 per day effective February 26, 2007) for attending a board meeting or committee meeting. When the director is also a director of an associated company that meets contemporaneously with the board or committee of the Company, the monthly retainer and meeting fees may be shared. The column shows the portion of the monthly retainer and meeting fees allocated to the Company.

Directors Richardson, Christenberry, Thomas, and Newman are not affiliated with Mutual, Fire and General. Consequently, the Company pays 100% of their fees. The remaining directors are also directors of or are affiliated with Mutual, Fire and General. Consequently, the Company is only allocated a portion of their fees.

In consideration of the expected time and effort that would be required of Corp. special committee members (Thomas, Richardson, Christenberry, and Newman) for their work on the proposed merger agreement, the board of directors determined that each member of the Corp. special committee would receive a one-time fee of $40,000 (with the exception of the Chairman of the Corp. special committee (Thomas) who would receive $60,000). Such fees are being paid in three one-third increments, two of which have already been paid, and without regard to whether the Corp. special committee ultimately recommended approval of the merger agreement or whether the merger is completed.

Each member of the board of directors who is neither a member of the Corp. special committee nor an employee of Alfa Corp. received a one-time fee of $25,000, paid in three one-third increments, two of which have already been paid, and without regard to whether the Corp. special committee or the board of directors recommended approval of the merger agreement or whether the merger is completed.

[2]

Directors may defer all or a portion of their monthly retainer, meeting fees, or both, into the Director’s phantom stock plan. Directors who defer into this plan are credited with phantom Alfa Corporation stock shares equal to the amount deferred divided by the price of the stock on the meeting day. These phantom amounts are monitored for increases and/or decreases in Alfa Corporation stock and the balance of their account will rise and fall with the stock price. Phantom dividends are paid on the shares credited to each account and additional shares purchased as of the dividend date. Upon the later of age 65, or the time the director leaves the Board of Directors, the value of the account is paid to the director in cash over a 10-year period, based upon the January 1, 30-month Regions (AmSouth) certificate of deposit rate. This amount is recalculated annually. No actual shares of stock are ever issued to the participant director. Contributions to the Director’s Phantom Stock Plan were suspended on November 4, 2007, the date the Merger Agreement was signed by Mutual, Fire and the Company. Directors may elect to defer future amounts to two alternative options, one based on the S&P Index and one based on the Alfa Employee Savings Rate in effect on January 1 of each year.

The amount shown is the portion of the deferred compensation earnings allocated to the Company. Directors do not have a defined benefit pension plan; thus, there is no change in pension value.

[3]

This column shows the Company’s share of the cost of Mutual’s contribution to the Director’s Alfa Employee Stock Purchase Plan account. Contributions to this plan were suspended on November 4, 2007, the date the merger agreement was signed by Mutual, Fire and the Company.

ADDITIONAL INFORMATION REGARDING DIRECTOR COMPENSATION

All of the directors have the compensation arrangement set forth in the table and footnotes above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Richardson who is a member of the Compensation Committee retired as Executive Vice President, Operations of the Company in 1997. Mr. Lee, Mr. Wiggins, Mr. Harper, Mr. Wysner, and Mr. Dunn are

also directors of Mutual, Fire and General. The Company is unaware of any other Compensation Committee Interlocks between the members of the Compensation Committee and the Executive Officers of the Company.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis section be included in this Report on Form 10-K.

Hal F. Lee	John R. Thomas
Russell R. Wiggins	Dean Wysner
Steve Dunn	B. Phil Richardson
Jacob C. Harper

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below contains information regarding the beneficial ownership of shares of Company common stock as of December 31, 2007 by all executive officers and directors of the Company and by each person or entity known by the Company to beneficially own 5% or more of the total number of outstanding shares of Company common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned[2]	Percent
Greater Than 5% Holders
Mutual[1]	34,528,589	42.75
Fire[1]	9,187,970	11.38

Directors of the Company
Boyd E. Christenberry	576,815	0.71
Steve Dunn	3,167	—
C. Lee Ellis	532,838	0.66
Jacob C. Harper	13,328	0.02
Hal F. Lee	15,581	0.02
Jerry A. Newby	607,478	0.75
Larry E. Newman	14,061	0.02
B. Phil Richardson	122,281	0.15
John R. Thomas	16,928	0.02
Russell R. Wiggins	20,275	0.03
Dean Wysner	2,816	—

Executive Officers of the Company who are not Directors
William B. Harper[3]	304,852	0.38
Stephen G. Rutledge	218,048	0.27
Herman T. Watts	52,645	0.07
Thomas E. Bryant	120,677	0.15
All Directors and Executive Officers of the Company as a Group (23 persons)	3,288,015	4.07

[1]

The address of each of Mutual and Fire is 2108 East South Boulevard, Montgomery, Alabama 36116. Mutual, Fire and General have filed a Schedule 13D with the SEC showing ownership in the aggregate of 54.6% of the Company’s outstanding shares of common stock. Mutual, Fire and General each disclaims beneficial ownership of shares held by the other companies.

[2]

Does not include (1) 34,528,589 shares owned by Mutual, 9,187,970 shares owned by Fire, and 631,166 shares owned by General, which certain executive officers the Company may be deemed to beneficially own by virtue of being executive officers of Fire, Mutual and General, as each such executive officer disclaims beneficial ownership thereof, (2) shares of Alfa Corp. common stock subject to restricted stock awards granted under the Alfa Corporation 2005 Amended and Restated Stock Incentive Plan, (3) shares of Alfa Corp. common stock held in trust in stock accounts by Mutual on behalf of the executive officers of Alfa Corp. under the Alabama Farmers Federation and Affiliated Companies Deferred Compensation Plan, and (4) phantom shares held by each of the directors of Alfa Corp. under the Amended and Restated Deferred Compensation Plan for Directors of Alfa Mutual Insurance Company and Affiliated Companies as of the date of this report. Includes the number of shares of the Company common stock subject to options held by each of the executive officers of the Company which are immediately exercisable or exercisable within 60 days of December 31, 2007, which for Mr. Newby includes options to purchase 480,000 shares, for Mr. Ellis includes options to purchase 424,001 shares, for Mr. Watts includes options to purchase 44,002 shares, for Mr. Rutledge includes options to purchase 188,000 shares, for Mr. Harper includes options to purchase 128,000 shares, and for Mr. Bryant includes options to purchase 90,000 shares.

[3]	Mr. Harper retired effective November 30, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information regarding securities authorized for issuance under equity compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))[2]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,443,431	$13.31	2,648,964
Employee stock purchase plan and employee stock bonus plan [1]	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total	3,443,431	$13.31	2,648,964

[1]	The number of shares that may be issued pursuant to these plans during a given period and the purchase price of such shares cannot be determined in advance of such filings.
[2]	The number of securities remaining available for future issuance under equity compensation plans has been reduced by stock option grants and nonvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required is included under Note 3 – Related Party Transactions in the Notes to Consolidated Financial Statements.

DIRECTOR INDEPENDENCE

Independence

The Board of Directors has determined that four of its eleven directors, Directors Richardson, Thomas, Christenberry and Newman, are independent directors under applicable NASDAQ rules. The remaining directors, which constitute a majority of the directors of the Company, are also directors or officers of Mutual, Fire and General.

The Company is a “controlled company” within the meaning of NASDAQ National Marketplace Rule 4350 (c)(5), because more than 50% of the Company’s common stock is held by Mutual, Fire and General as described above in “Securities Ownership of Certain Beneficial Owners and Management.” As a result, the Company is not required to have a board of directors consisting of a majority of directors who are independent or a compensation committee or nominating committee composed solely of independent directors.

Committees

The Board of Directors maintains three standing committees: Audit, Compensation, and Executive. Because the Company is a controlled company under NASDAQ rules, the Board of Directors believes maintaining a nominating committee is unnecessary.

The Audit Committee. The Audit Committee monitors, oversees and approves the activities of the external and internal audit functions, makes appropriate reviews of all related party transactions of the Company, reviews potential conflicts of interest situations where appropriate, and performs other oversight functions as requested by the Board of Directors. The Audit Committee renders reports of its meetings and any actions or recommendations to the Board of Directors, as necessary. Directors Richardson, Christenberry, Newman, and Thomas are the current members of the Audit Committee. The Board of Directors has determined that each member of the Audit Committee is independent under applicable NASDAQ rules.

The Compensation Committee. The Compensation Committee consists of Directors Lee, Wiggins, Wysner, Dunn, Harper, Richardson and Thomas. The Compensation Committee evaluates the CEO and recommends to the Company’s Board of Directors compensation for the CEO. The Committee also approves equity awards under the Company’s Stock Incentive Plan. The Committee does not delegate its authority regarding these items to any other person, except the compensation reimbursed by the Company to Mutual is subject to approval by Mutual. Two of the seven members, Directors Richardson and Thomas, are independent.

Executive Committee. The Executive Committee consists of Directors Newby, Lee, Wiggins, Wysner, Dunn, Harper, Richardson and Thomas. The Executive Committee confers informally with the CEO of the Company on a regular basis concerning important business issues.

Item 14.	Principal Accounting Fees and Services.

The aggregate fees for professional services rendered to the Company by PwC and KPMG for the years ended December 31, 2007 and 2006, were as follows:

Audit Fees. During the years ended December 31, 2007 and 2006, the Company paid $2,060,737 and $920,245, respectively, to PwC for audit services. During the year ended December 31, 2007 and 2006, the Company paid $7,500 and $649,881, respectively, to KPMG for audit services.

Audit-Related Fees. During the years ended December 31, 2007 and 2006, the Company paid $724,115 and $0, respectively, to PwC for audit-related services. During the years ended December 31, 2007 and 2006, the Company paid $0 and $111,645, respectively, to KPMG for audit-related services. Audit-related services include statutory audits for AIC, AGI, AVIC, Alliance, Life, Mutual, Fire, General and Specialty and audits of the Mutual pension plan, Mutual 401(k) plan, Alliance pension plan and various partnerships.

Tax Fees. During the years ended December, 31, 2007 and 2006, the Company paid $21,101 and $0, respectively, to PwC for tax services. During the years ended December, 31, 2007 and 2006, the Company paid $0 and $40,000, respectively, to KPMG for tax services. Tax services included tax consulting services and preparation and review of tax returns.

All Other Fees. During the years ended December, 31, 2007 and 2006, the Company paid $61,756 and $0, respectively, to PwC for services other than those described above. During the years ended December 31, 2007 and 2006, the Company paid KPMG $24,334 and $0, respectively, for services other than those described above.

The Audit Committee’s policy is to pre-approve all audit and non-audit services. Pre-approval is generally provided for up to one year and the pre-approval sets forth the particular service or category of services and is generally subject to a specific budget.

The Audit Committee of the Board of Directors has considered whether the provision of the non-audit professional services is compatible with maintaining its principal accountant’s independence. The Audit Committee has concluded that PwC is independent from the Company and its management.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements.

Included in Item 8 of this report

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.
Page

Included in Part IV of this report

	Report on Financial Statement Schedules of Independent Registered Public Accounting Firm	IV-3

	Schedule I - Summary of Investments Other Than Investments in Related Parties as of December 31, 2007	IV-4

Schedule II - Condensed Financial Information

	Balance Sheets as of December 31, 2007 and 2006	IV-5

	Statements of Income for the years ended December 31, 2007, 2006 and 2005	IV-6

	Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	IV-7

	Schedule III - Supplemental Insurance Information for the years ended December 31, 2007, 2006 and 2005	IV-8

	Schedule IV - Reinsurance for the years ended December 31, 2007, 2006 and 2005	IV-9

	Schedule V - Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	IV-10

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3.	Exhibits.
	Exhibit (3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1987.

	Exhibit (10(a))	Addendum #4 to the Amended and Restated Management and Operating Agreement effective December 1, 2007

	Exhibit (10(b))	Salary Adjustments for Named Executive Officers

	Exhibit (12)	Computation of Ratios of Earnings to Fixed Charges

	Exhibit (21)	Subsidiaries of the Registrant

	Exhibit (23.1)	Consent of Independent Registered Public Accounting Firm

	Exhibit (23.2)	Consent of Independent Registered Public Accounting Firm

	Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit (32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report on Financial Statement Schedules

of Independent Registered Public Accounting Firm

The Board of Directors

Alfa Corporation:

Under date of March 7, 2006, we reported on the consolidated statement of income, stockholder’s equity and comprehensive income (loss), and cash flows of Alfa Corporation and subsidiaries (the Company) for the year ended December 31, 2005, as contained in the 2007 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2007. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

KPMG LLP

Birmingham, Alabama

March 7, 2006

ALFA CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2007

Type Of Investment	Cost Or Amortized Cost	Fair Value	Amount At Which Shown In Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies	$260,956,992	$263,233,806	$263,233,806
States, municipalities and political subdivisions	281,208,549	289,390,804	289,390,804
Public utilities	19,515,200	21,206,627	21,206,627
All other corporate bonds	138,110,321	143,413,683	143,413,683
Mortgage-backed securities	545,767,786	528,802,503	528,800,384
Asset-backed securities	58,483,106	57,200,420	57,200,420
Redeemable preferred stocks	3,156,608	3,151,197	3,151,197

Total fixed maturities	1,307,198,562	1,306,399,040	1,306,396,921

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trusts and insurance companies	7,503,928	5,936,383	5,936,383
Industrial, miscellaneous and all other	79,036,341	77,639,162	77,639,162
Nonredeemable preferred stocks	6,271,983	6,467,034	6,467,034

Total equity securities	92,812,252	90,042,579	90,042,579

Policy loans	67,697,107	67,697,107	67,697,107

Collateral loans	121,505,553	140,300,476	121,505,553

Other long-term investments	91,439,520	85,966,116	85,966,116

Short-term investments	412,967,736	413,003,223	413,003,223

Total investments	$2,093,620,730	$2,103,408,541	$2,084,611,499

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Cash	$450,308	$5,632,761
Short-term investments	1,157,433	501,074
Investment in subsidiaries*	974,479,613	916,854,120
Note receivable from subsidiaries*	171,967,347	179,450,984
Accounts receivable and other assets	5,564,408	4,661,275

Total assets	$1,153,619,109	$1,107,100,214

Liabilities and Stockholders’ Equity
Liabilities:
Commercial paper	$197,367,051	$206,923,215
Notes payable	71,551,400	71,551,400
Other liabilities	6,680,699	1,705,456

Total liabilities	275,599,150	280,180,071

Stockholders’ Equity:
Common stock, $1 par value, shares authorized - 110,000,000; issued - 83,783,024, outstanding - 2007 - 80,761,779; 2006 - 80,475,113	83,783,024	83,783,024
Additional paid-in capital	34,169,541	27,502,452
Accumulated other comprehensive income	347,259	14,200,535
Retained earnings	794,972,513	738,811,778
Treasury stock, at cost (shares, 2007 – 3,021,245; 2006 – 3,307,911)	(35,252,378)	(37,377,646)

Total stockholders’ equity	878,019,959	826,920,143

Total liabilities and stockholders’ equity	$1,153,619,109	$1,107,100,214

*	Eliminates in consolidation

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Revenues:
Dividends from subsidiaries*	$43,880,000	$49,621,000	$49,569,000
Interest from subsidiaries*	9,170,937	9,446,675	8,228,522
Other interest	74,164	80,340	29,391

Total revenues	53,125,101	59,148,015	57,826,913

Expenses:
Interest expense	14,438,383	14,373,976	11,161,327
Other expenses	7,845,482	1,275,166	3,377,103

Income before equity in undistributed income of subsidiaries	30,841,236	43,498,873	43,288,483
Equity in undistributed income of subsidiaries	62,667,231	62,389,364	55,745,270

Net income	$93,508,467	$105,888,237	$99,033,753

*	Eliminates in consolidation

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION (PARENT COMPANY)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$93,508,467	$105,888,237	$99,033,753
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(62,667,231)	(62,389,364)	(55,745,270)
Stock dividend received from subsidiary	(344,000)	—	—
Stock-Based compensation	125,574	135,146	238,132
Provision for deferred income tax	(1,314,365)	(1,073,521)	615,764
Change in other assets and accounts receivable	5,351,647	4,436,962	(220,896)
Change in other liabilities	5,642,168	483,921	(383,134)

Net cash provided by operating activities	40,302,260	47,481,381	43,538,349

Cash flows from investing activities:
Net change in note receivable for subsidiaries	7,483,637	26,130,000	10,294,000
Net change in short-term investments	(656,359)	2,177,878	(2,111,597)
Investment in subsidiaries	—	(20,000,000)	(15,000,000)
Purchase of subsidiary	(8,760,000)	—	(15,233,564)

Net cash provided by (used in) investing activities	(1,932,722)	8,307,878	(22,051,161)

Cash flows from financing activities:
Net change in commercial paper	(9,556,164)	(6,867,228)	9,487,237
Change in notes payable	—	(10,048,600)	—
Purchases of treasury stock	—	(1,512,869)	(2,960,751)
Proceeds from exercise of stock options	3,297,905	2,775,392	3,028,748
Stockholder dividends paid	(37,293,732)	(34,557,515)	(31,054,206)

Net cash used in financing activities	(43,551,991)	(50,210,820)	(21,498,972)

Net change in cash	(5,182,453)	5,578,439	(11,784)
Cash, beginning of year	5,632,761	54,322	66,106

Cash, end of year	$450,308	$5,632,761	$54,322

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,477,911	$14,443,582	$10,882,499
Income taxes	$39,205,000	$34,897,000	$34,108,000
Noncash investing and financing activities:
Release of restricted stock	$—	$102,913	$—
Business combinations:
Assets acquired	$60,300,570	$—	$—
Liabilities assumed	$59,921,512	$—	$—
Treasury stock issued	$—	$—	$5,000,000
Contingent consideration	$—	$(4,348,088)	$4,348,088

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premium	Other Policy Claims And Benefits Payable	Premiums And Policy Charges	Net Investment Income	Benefits Claims, Losses And Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2007
Life Insurance	$196,762,875	$909,215,499	$—	$—	$89,046,186	$59,643,835	$83,973,991	$14,187,497	$15,446,520	$—
Property casualty insurance	38,374,799	188,685,473	240,275,755	—	625,938,511	45,413,140	396,666,507	120,554,440	55,018,137	625,655,187
Noninsurance and corporate	—	(1,125,866)	—	—	(146,422)	(10,252,150)	(91,691)	—	21,618,409	—

Total	$235,137,674	$1,096,775,106	$240,275,755	$—	$714,838,275	$94,804,825	$480,548,807	$134,741,937	$92,083,066	$625,655,187

2006
Life Insurance	$184,283,091	$851,803,788	$—	$—	$82,844,843	$56,527,295	$78,502,231	$11,867,758	$10,785,053	$—
Property casualty insurance	40,233,859	173,056,254	236,481,371	—	604,241,557	39,417,275	380,333,945	118,960,958	49,025,893	622,025,143
Noninsurance and corporate	—	(391,602)	—	—	—	(2,681,860)	(660,197)	(787,183)	20,979,610	—

Total	$224,516,950	$1,024,468,440	$236,481,371	$—	$687,086,400	$93,262,710	$458,175,979	$130,041,533	$80,790,556	$622,025,143

2005
Life Insurance	$171,107,909	$798,134,368	$—	$—	$76,633,322	$50,962,584	$73,205,061	$9,277,107	$10,627,008	$—
Property casualty insurance	33,933,193	160,092,101	221,864,870	—	556,438,727	40,199,673	358,548,315	100,652,027	41,366,561	588,380,331
Noninsurance and corporate	(787,183)	(452,215)	—	—	—	3,769,482	1,102,934	(1,205,664)	21,460,356	—

Total	$204,253,919	$957,774,254	$221,864,870	$—	$633,072,049	$94,931,739	$432,856,310	$108,723,470	$73,453,925	$588,380,331

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE IV - REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Gross Amount	Ceded To Other Companies		Amount Assumed From Other Companies		Net Amount	Percentage Of Assumed From To Net
2007
Life insurance inforce	$24,369,023,384	$2,580,702,576		$0		$21,788,320,808	0%

Premiums and policy charges:
Life insurance	$94,619,876	$6,283,245		$0		$88,336,631	0%
Accident and health insurance	1,030,003	466,870		0		563,133	0%
Property and liability insurance	241,517,732	248,784,099	*	633,204,878	*	625,938,511	101%

	$337,167,611	$255,534,214		$633,204,878		$714,838,275	89%

2006
Life insurance inforce	$22,563,922,520	$2,354,430,549		$0		$20,209,491,971	0%

Premiums and policy charges:
Life insurance	$88,134,145	$5,786,161		$0		$82,347,984	0%
Accident and health insurance	897,265	400,406		0		496,859	0%
Property and liability insurance	189,327,972	195,755,607	*	610,669,192	*	604,241,557	101%

	$278,359,382	$201,942,174		$610,669,192		$687,086,400	89%

2005
Life insurance inforce	$21,209,234,285	$2,545,947,598		$0		$18,663,286,687	0%

Premiums and policy charges:
Life insurance	$81,402,232	$5,280,806		$0		$76,121,426	0%
Accident and health insurance	944,559	432,663		0		511,896	0%
Property and liability insurance	135,408,923	136,839,886	*	557,869,690	*	556,438,727	100%

	$217,755,714	$142,553,355		$557,869,690		$633,072,049	88%

*	These amounts are subject to the pooling agreement.

See accompanying report on financial statement schedules of independent registered public accounting firm.

ALFA CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description	Balance At Beginning Of Period	Additions		Deductions		Balance At End Of Period
		Charged To Costs And Expenses	Charged To Other Accounts
Loan Losses:
2007 Allowance for Loan Losses	$1,572,772	$570,204	$0	$570,508		$1,572,468

2006 Allowance for Loan Losses	$1,406,871	$4,044,503	$0	$3,878,602		$1,572,772

2005 Allowance for Loan Losses	$1,244,280	$495,905	$0	$333,314		$1,406,871

Lease Losses:
2007 Allowance for Lease Losses	$1,174,370	$342,022	$0	$482,577		$1,033,815

2006 Allowance for Lease Losses	$8,083,758	$328,314	$0	$7,237,702	[1]	$1,174,370

2005 Allowance for Lease Losses	$9,727,546	$1,415,578	$0	$3,059,366	[2]	$8,083,758

Bad Debts:
2007 Allowance for Doubtful Accounts	$1,504,202	$2,065,418	$0	$3,008,986		$560,634

2006 Allowance for Doubtful Accounts	$585,247	$1,053,989	$0	$135,034		$1,504,202

2005 Allowance for Doubtful Accounts	$0	$682,469	$0	$97,222		$585,247

[1]	Represents reclassification to allowance for losses on repossessed assets
[2]	Includes impact of sale of OFC Capital

See accompanying report on financial statement scheduled of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFA CORPORATION
Dated: March 11, 2008
/s/ Jerry A. Newby
Jerry A. Newby, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry A. Newby	Chairman of the Board and President,	March 11, 2008
(Jerry A. Newby)	Director
(Principal Executive Officer)

/s/ C. Lee Ellis	Executive Vice President, Operations	March 11, 2008
(C. Lee Ellis)	Treasurer, Director
(Principal Operations Officer)

/s/ Stephen G. Rutledge	Senior Vice President, CFO and	March 11, 2008
(Stephen G. Rutledge)	Chief Investment Officer
(Principal Financial Officer)

/s/ Hal F. Lee	Director	March 11, 2008
(Hal F. Lee)

/s/ Jake Harper, III	Director	March 11, 2008
(Jake Harper, III)

/s/ Steve Dunn	Director	March 11, 2008
(Steve Dunn)

/s/ Dean Wysner	Director	March 11, 2008
(Dean Wysner)

/s/ Russell R. Wiggins	Director	March 11, 2008
(Russell R. Wiggins)

/s/ Larry E. Newman	Director	March 11, 2008
(Larry E. Newman)

/s/ John R. Thomas	Director	March 11, 2008
(John R. Thomas)

/s/ B. Phil Richardson	Director	March 11, 2008
(B. Phil Richardson)

/s/ Boyd E. Christenberry	Director	March 11, 2008
(Boyd E. Christenberry)

ALFA CORPORATION

EXHIBITS INDEX

Exhibit Number	Description of Exhibit
Exhibit (3)	Articles of Incorporation and By-Laws of the Company are incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1987.

Exhibit (10(a))	Addendum #4 to the Amended and Restated Management and Operating Agreement effective December 1, 2007

Exhibit (10(b))	Salary Adjustments for Named Executive Officers

Exhibit (12)	Computation of Ratios of Earnings to Fixed Charges

Exhibit (21)	Subsidiaries of the Registrant

Exhibit (23.1)	Consent of Independent Registered Public Accounting Firm

Exhibit (23.2)	Consent of Independent Registered Public Accounting Firm

Exhibit (31.1)	Certification of Alfa Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Alfa Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certification of Alfa Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002